Form 10KSB
period 1998-03-31
TELENETICS CORP
filed 1998-07-14
CIK 810018

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

                                  (Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
For the fiscal year ended March 31, 1998

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

                         Commission File Number 0-16580

                             TELENETICS CORPORATION
                 (Name of small business issuer in its charter)

         California                                         33-0061894
-------------------------------                        ------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

26772 Vista Terrace Drive
Lake Forest, California                                       92630
------------------------------                             ----------
(Address of principal executive offices)                   (Zip Code)

       Issuer's telephone number (including area code):   (949) 455-4000

Securities registered under Section 12(b) of the Exchange Act:

                                     None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, no par value per share
                     ------------------------------------
                               (Title of Class)


  Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes     No  X
                                                                   ---    ---
  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

  The registrant's revenues for its most recent fiscal year were $2,899,929.

  The aggregate market value of the voting stock held by non-affiliates of the registrant on July 10, 1998 was approximately $3,243,972.

  The number of shares outstanding of the registrant's only class of Common Stock, no par value per share, was 44,180,826 on July 10, 1998.

================================================================================

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

Company Overview

  Telenetics Corporation, a California corporation ("Telenetics" or the "Company"), was incorporated in California in June 1984 and began introducing innovative modem and data communications products for the personal computer ("PC") market in 1985. As an early pioneer in the modem market, the Company introduced the first internal 2400 bits per second ("bps") modem for PCs, followed by several other products, including a modem with innovative security features. The Company's initial success with these and other innovative products enabled it to establish viable business relationships at that time with major Fortune 500 corporations, including J.C. Penney, Chrysler Corporation and International Business Machines. In 1987, the Company offered shares of its Common Stock to the public and listed its shares of Common Stock for trading on the Nasdaq National Market System.

  During the late 1980s, intense competition from other manufacturers, coupled with what current management of the Company believes to be a series of managerial, engineering and production problems, stunted the Company's growth. By the fourth calendar quarter of 1990, the financial difficulties of the Company had escalated, causing the Company to lose many key customer accounts as well as many of its key engineering personnel and other employees. In 1991, the Common Stock of the Company was de-listed from trading on the Nasdaq National Market System. As a result of these events, the Company has not filed an annual or quarterly report with the Securities and Exchange Commission pursuant to Securities Exchange Act of 1934, as amended (the "Exchange Act"), since the Form 10-Q covering the quarterly period ended December 31, 1990.

  On January 21, 1992, the Company's Board of Directors met to discuss the current financial situation of the Company. At that meeting it became clear to the Board of Directors that unless funding could be obtained immediately, the Company would be forced to seek protection under the United States Bankruptcy Code. The Board of Directors reviewed two financing proposals and selected the proposal offered by SMC Group, a consulting and human resource firm based in Southern California ("SMC"). Pursuant to the terms of the proposal, SMC agreed to provide the Company with at least $250,000 in exchange for shares of the Company's Common Stock representing 64.8% of the then outstanding shares of the Company's Common Stock. At a later meeting of the Board of Directors on January 24, 1992, the Board of Directors concluded that because of a number of factors including, among others, that SMC would also provide management consulting services to the Company in connection with the issuance of Common Stock to SMC, that the then current bid price of the Company's Common Stock was $0 and that independent brokers had considered the Common Stock to be without value, the Board of Directors ascribed a value of $.01 per share of Common Stock to be issued to SMC.

  At the time the Company selected the financing proposal by SMC, SMC was owned and controlled by Michael A. Armani, now the Company's President, Chief Executive Officer, Chief Financial Officer and one of its directors, and by Shala Shashani, now the Secretary and a director of the Company. Due to the limited number of authorized shares available at the time of the investment by SMC, the Company was unable to issue to SMC the 29,290,311 shares that were calculated by the Board of Directors to represent a 64.8% ownership interest in the Company. The Company did, however, issue 8,574,764 shares to SMC in December 1992 in connection with SMC's initial investment in the Company. Between September 1992 and September 1996, SMC's involvement with and investments in the Company were substantially greater than anticipated. By September 1996, SMC had invested a total of $609,899.33 in the Company, of which $549,190 plus accrued interest was owing to SMC.

  Due to its negative financial condition in the early 1990s, the Company experienced serious difficulties in obtaining payment terms from its suppliers. Consequently, in 1993 Ms. Shashani formed SMC Communications Group, Inc., a California corporation, which corporation had the sole purpose of assisting the Company in procuring parts and products. By September 1996, the Company was indebted to SMC Communications Group, Inc. in the amount of $115,535 plus accrued interest in connection with this arrangement.

  In 1994, the Company was ordered to vacate the premises upon which the Company's facilities are located as a result of a legal action between the Company and its landlord. To avoid a potentially serious disruption of the

Company's activities that could have resulted from an eviction, SMC acquired the premises in July 1994 and leased them to the Company. By September 1996, the Company was also indebted to SMC in the amount of $84,000 plus accrued interest in back rent.

  In September 1996, the Company, SMC and SMC Communications Group, Inc. entered into a compromise agreement and mutual release that reduced the number of shares of the Company's Common Stock that SMC was entitled to receive in connection with SMC's investments in the Company. The compromise agreement was amended in December 1997. Pursuant to the amended compromise agreement, 5,000,000 shares of the Company's Common Stock were issued to SMC and its assignees in March 1998. As of March 31, 1998, the long-term debts of the Company to SMC and SMC Communications Group, Inc. were $391,500 and $115,535, respectively.

  Between 1992 and 1998, the Company's new management redirected the Company's strategic focus to its current line of products by increasing research and development expenditures, accelerating introduction of enhancements to its products and disposing of certain non-core products. The Company also restructured its sales force and implemented new sales and marketing strategies focused specifically on the sale of industrial automation and data communications and data acquisition modem products for the utility and industrial automation markets. The business of the revitalized Company now consists primarily of the design and manufacture of high quality, industrial grade modems, fiber optic drivers and radio modems within the industrial automation industry. The Company has also become active in the design and manufacture of customized modem products for manufacturers of utility meters, remote terminal units ("RTUs"), electric relays, flow measurement devices, traffic controllers and the oil and gas industry. In addition to the Company's primary focus on the industrial automation market, the Company plans to expand into several other markets that have similar requirements for the type of specialized modems the Company designs, such as transportation, lottery and gaming, vending machine automation, security, point of sales ("POS") and automated teller machine, telemedicine and military applications.

  Management of the Company believes that one of the Company's key strengths is its ability to respond rapidly to evolving niche markets with innovative solutions. Management also believes that the ability to envision and anticipate the needs of the industrial automation industry has transformed the Company from a struggling commercial and consumer modem manufacturer in a crowded market to a leading provider of innovative and mission critical solutions to electric, water and gas utilities, petroleum and pipeline companies, transportation authorities, building automation and energy management firms and major manufacturers of industrial equipment products.

  The Company presently envisions a future in which a large number of electronic, electrical and mechanical devices that are currently controlled, managed and polled manually or visually, will be remotely polled, configured, managed and controlled. The Company believes that this process of automation will not only enhance our everyday lives, but will also contribute to financial savings and environmental protection. In pursuing this vision of the future, the Company aspires to become a pioneer and a leading provider of modems, fiber optic products and wireless communication solutions for the thriving industrial automation industry.

The Telenetics Solution

  Demand for modem and data communications products and services has grown significantly in recent years. The Company believes that this growth has been driven by a variety of factors, including (i) a significant increase in the mobility of corporate functions and the need for remote data communications access, (ii) rapid automation of manufacturing and other industrial processes, requiring automation of internal data communications, (iii) the popularity of the Internet and on-line services such as America Online, the Microsoft Network and Prodigy, and (iv) advances in technology, which have improved the functionality of microprocessor-based devices, primarily PCs, as a means of transferring, capturing and manipulating data-intensive information. These trends have resulted in substantial growth of modem unit sales, both for corporate customers providing or otherwise using the data communications services and for individual PC users.

  In an effort to address the diverse needs of the data communications market, the Company has developed and offers a broad line of industrial automation and data communications and data acquisition modem products. The following are the key attributes of the Telenetics solution:

  . Broad Product Range. The Company has developed a broad range of innovative industrial grade dial-up and leased line modems, fiber optic line drivers and limited distance modems that are designed to operate in extended temperatures and harsh environments. These products generally exceed the surge protection standards of the industry and are adaptive to wide ranges of AC or DC power inputs. The modular design of the Company's products enables them to either interface or complement one another. The versatility of this modular concept has enabled the Company to offer over 100 different product combinations to its customer. These variations include customized selection of data speeds, data interfaces, power inputs, operating temperatures, data formats and power consumption. In addition, the Company's product line serves both central site data communications needs and remote access and transmission sites on both the enterprise-wide and single location level.

  . Remote Access and Data Acquisition. The Company's access and transmission modem products provide comprehensive capabilities in order to effectively control both operations and costs. These capabilities allow effective communications management through customized configuration, diagnostics, cost management and capacity planning.

  . Comprehensive Connectivity. The Company has invested over fourteen years of product research and engineering time in the development of the Company's products. The Company's products are designed to connect to a broad range of modem configurations and to connect over a wide range of prevailing transmission conditions. The Company's products incorporate a wide range of standard international connectivity protocols as well as proprietary protocols.

  . High Quality Products. The Company's products are subject to extensive development and quality assurance testing before shipment to customers. The Company has quality assurance personnel on-site on a full-time basis at the Company's facilities in Lake Forest, California and also requires that the manufacturing facilities of the Company's subcontractors follow the Company's quality assurance policies and guidelines. This has resulted in the Company's modem products attaining a reputation with customers for quality and reliability.

  . Ease of Installation and Use. Because many of the Company's customers lack significant technological resources, the data communications products used by these customers need to be easy to install and use. The Company has designed its modem products to be installed with limited or no hands-on technical support.

Business Strategy

  As discussed above, in 1992 the Company's new management responded to a significant downturn in the Company's business by undertaking a series of strategic initiatives and revising its business strategy to reposition the Company as a leading supplier of industrial automation and data communications and data acquisition modem products. The Company's objective is to continue to be a leading provider of industrial automation and data communications and data acquisition products. The Company's strategy to achieve this objective is comprised of the following elements:

  . Continue to Focus on Industrial Automation and Data Acquisition Products Market. The Company will continue to focus on the industrial automation and data acquisition products market and to develop new products and enhancements to meet or exceed the evolving requirements of both central site and remote applications of the Company's technologies.

  . Maintain Technology Leadership. The Company intends to continue to invest in research and development of products to meet its customers' needs. The Company believes that the expertise it has developed in creating its existing products will permit it to enhance these products, develop new products and respond to emerging technologies in a cost-effective and timely manner.

  . Leverage Existing Customer Base. The Company believes that many of its existing customers will continue to purchase industrial automation and data acquisition products. The Company intends to aggressively market new products and enhancements to its existing customers. The Company also believes that its existing customer base represents an important source of references for new customers.

  . Develop and Expand Strategic Relationships. The Company plans to continue to develop its strategic relationships with data communications component and equipment providers and other vendors in order to enhance the Company's product development activities and leverage shared technologies and marketing efforts.

  . Develop and Expand Specialty Modem and OEM Relationships. The Company is making significant investments to develop products for special applications that require custom designed communications devices for implementation in large private and government projects.

Markets

  The Company characterizes the multi-billion dollar data communications market as having four distinct segments. Two of these segments, which the Company refers to as the "Consumer Market" and the "Commercial Market," dominate the data communications market and currently capture the vast majority of customer dollars spent on data communications products. The Consumer Market consists of individuals who purchase modem products primarily to access the Internet. The Commercial Market consists of corporate and business customers and manufacturers of computers who purchase modem and data communication products for installation in a workplace environment, primarily for purposes of integrating data, voice and other types of information into the corporate communications network.

  In addition to the Consumer Market and the Commercial Market, the Company has identified two emerging markets that use data communications as an integral part of corporate business operations, which markets the Company refers to as the "Industrial Automation Market" and the "OEM and Specialty Market." The Industrial Automation Market consists of a myriad of organizations that utilize data communications in an automated process application, such as electric utilities, energy management companies and oil and gas companies. The OEM and Specialty Market consists of original equipment manufacturers ("OEMs") that incorporate a special application modem into other hardware equipment, such as an automatic teller machine, commonly known as an ATM, a credit card verification machine or POS equipment, or that incorporate a wireless communications device for remote diagnostics, such as an ambulance-based or stand-alone medical diagnostics machine used by paramedics. These two markets are the current principal targets of the Company's marketing and sales efforts.

  Industrial Automation Market

  Electric Power, Gas and Water Utilities. The electric power industry in the
  ---------------------------------------
United States, which is the largest sector among the three utilities market segments, is a $200 billion per year business built primarily on electro-magnetic technology that has remained largely unchanged in the last few decades. At peak operation, the electric power industry provides a staggering 600,000 Megawatts of electricity to approximately 94 million homes and approximately 12 million commercial sites. Responding to deregulation and other major changes taking place within the industry, the electric power utility companies have become leading advocates in promoting the implementation of automation and technological advancement as a means of achieving cost savings. With the advent of deregulation of the industry, electric utilities must reduce their operating costs as they enter the competitive arena and, as stated in Gas Industries magazine's December 1995 issue, "[f]or many utilities, downsizing means more computerization." According to a report prepared by Newton Evans Research Company of Baltimore, Maryland, in 1994 alone, utility companies spent approximately $5 billion on information technology and automation. Based on other published estimates, the Company believes that the electric power utilities will spend over $500 million on data communications and data acquisition automation between 1995 and 1999.

  The Company believes that the requirement for data communications products within the rapidly changing utility industry can be broken down into five separate categories: (i) data acquisition ("DA") and demand side management ("DSM"); (ii) substation automation; (iii) automatic meter reading; (iv) automation system integrators; and (v) measurement and instrumentation. The technologies that provide for remote DA offer potentially large cost savings by giving the system operator instantaneous information of the status of the system, thus permitting more effective control. With many economic, political and logistical obstacles to the building of new generating stations to meet increasing demand for electric power, utility companies are increasingly directing their attention to DSM technologies, whereby power loads (demand) can be controlled to fit within the fixed generating capacity available. These two areas of technology are often grouped together using the acronym "DA/DSM." In both of these areas, industrial grade communications products such as modems, line-sharing devices, fiber optic drivers and radio communications equipment are being implemented to support the management of Supervisory Control and Data Acquisition ("SCADA") systems, relays, meters and other equipment. SCADA systems are applied to monitoring and measuring operating conditions and controlling certain processes. They are typically used in, among others, electric power generation, transmission and distribution stations; oil and gas pipeline pumping and compressor stations; water and waste pumping and lift stations; telecommunications network surveillance; and transportation networks. Unlike in-plant control systems, a SCADA system normally includes a remote telecommunications link. The realtime measurements and controls at a number of remote stations are transmitted over the telecommunications link to a centralized control center which is often located a great distance from the remote stations. At the central locations, computers acquire the data measurements from all of the stations and present a complete dynamic profile of the entire process. The acquired readings are displayed and recorded in graphic and text formats and control commands are transmitted back to the remote sites, either automatically or by system operators, to effect changes in the process.

  Typically, a SCADA system will include from ten to 200 remote stations with each station having from 16 to 2,000 measurement points. In order to achieve an effective operational profile of the overall process, the entire measurements database must be updated every few seconds and the measured data must be very accurate. Control actions must be executed quickly. Further, the reporting of the data and the execution of the controls must be efficient, reliable and secure, especially when a major disturbance takes place in the system, such as when a storm impacts an electric power network. The equipment installed at the remote sites are called RTUs, or "Remote Terminal Units." These units measure voltages, current pressures, temperatures, device positions and equipment alarms and compute flow rates and volumes. The measurements and calculations are performed at very high speeds to high degrees of accuracy under all conditions of the rugged environment in which they are installed. The RTUs are intelligent, normally containing multiple microprocessors with sophisticated realtime software programs. They are configured to fit the specific needs of each individual station and flexibly designed to be applicable to a variety of differing stations' requirements.

  The computer-based systems at the control center(s) are referred to as MTUs, or Master Terminal Units. An MTU may be a single computer with display and logging peripherals or, for more demanding requirements, an MTU may be comprised of multiple computers networked together. The multiple computer systems provide both added workstations and redundancy protection against computer failure. Small to medium-sized MTU requirements are met with the application of high performance PC-type computers running SCADA software under a realtime operation system. For the very large SCADA system MTU cases, with measurement databases exceeding 50,000 points, mainframe computers are needed, again with SCADA specific software. PennWell Research Data, a leading utilities industry research firm, recently stated that "since 1970, U.S. electric, water and gas/pipeline utilities installed SCADA systems worth a total of $2.06 billion."

  Substation automation is also a fast-growing segment of the utility automation market. Investment in substation automation within the United States alone is expected to exceed $300 million over the next four to five years. The Company expects that a major portion of such expenditures will be for industrial communication devices, such as the Company's products. To address the needs of this segment of the market, the Company has formed relationships with many established companies in the SCADA system and protection and control system manufacturing business, such as GE/Harris, ABB, Bassler Electric, Beckwith, Cooper Power Systems, GE Protection, GEC Alsthom, Mutilin, Schwitzer and Siemens. Manufacturers of relays and other protection equipment are among the largest suppliers to the utility industry. The Company believes that most of these companies are in the process of adding remote communications capabilities to their relay and control products and represent a significant group of potential customers for the Company's dial-up, dedicated line and fiber optics products.

  Another market segment within the industrial automation market is automatic meter reading, or AMR, wherein modem or wireless technologies can virtually eliminate the expense and inefficiencies of human meter readers. According to Investment Daily in a May 1995 published article, there are more than 234 million utility meters in North America alone, which translates to a potential market of $11.7 billion. The Company has pursued and continues to pursue this market segment primarily through meter manufacturers, such as Schlumberger, ABB, PSI, Landis & Gyr, Scientific Atlanta, Power Measurement and General Electric. Recently, the Company has entered into a letter of intent with Duquesne Light Company to supply Duquesne Light Company with $8,000,000 of the Company's Omega(TM) AMR Communication Interface Cabinets throughout the remainder of fiscal year 1999. See "--Strategic Relationships."

  Comprising yet another market segment for industrial and controls automation data communication products are automation system integrators who provide turnkey solutions for power companies. Some of the Company's larger customers in this market segment include GE/Harris, ABB, Power T&D, CAE and Siemens Power Systems, which are among the largest automation system integrators in the world. The fifth and final market segment is the measurement and instrumentation industry. As automation increases, there is an increasing requirement for innovative, complex, technology-driven solutions to address the demand for remotely monitored measurement and control systems. The primary industries in which this increase is taking place are the water metering, water treatment, waste water management and gas flow measurement businesses. Many companies have expressed interest in using the Company's products, and one company, H. W. Harley, an electric flow management product manufacturer, has standardized its data communications products based on the Company's special modem modules.

  Plant and Manufacturing Automation. Industrial manufacturing at the end of the
  ----------------------------------
20th Century differs dramatically from industrial manufacturing of prior years. The use of robots in assembly, material handling and warehousing are no longer just scenes from science fiction movies, but have now become standard in nearly all segments of plant and manufacturing facilities. "Process controls," "information-on-demand" and "total integrated automation" have become the buzzwords of plant managers and operations directors. The quest for cost savings and efficiency has moved the focus from wage control to automation, energy efficiency and information management during the last decade of the 20th Century. As the need for implementation of industrial automation solutions increases worldwide, so does the need for communication devices for monitoring, control, protection and alarm reporting and information management applications. Some of the leading manufacturing and warehousing automation companies, such as Siemens Energy & Automation, Cutler Hammer and Allen Bradley, are either using or currently evaluating the use of the Company's products in their manufacturing automation solutions.

  Building Automation and Energy Management. Building automation, often referred
  -----------------------------------------
to as BAS, is the process of integrating systems such as environmental control, closed circuit television, building access control, elevator and parking supervision and general control and monitoring of all mechanical and electrical services equipment within a building. An isolated example of BAS is the monitoring of energy consumption at an automobile manufacturing plant on an hourly, daily and monthly basis. In the last decade, there has been an unprecedented surge in the building automation and energy management industry. Large commercial and residential buildings, restaurants, retail malls and other large facilities are requiring more efficient energy management and control. Honeywell, GE and Landis & Gyr are using or evaluating the Company's products for use with their energy management systems. One of the leaders in this field, Group Shnider/Square D Company, a pioneer and standard-setter in BAS, is also a customer of the Company.

  Oil and Gas and Mining Industries. There has also been a trend toward
  ---------------------------------
automation in the oil and gas (petroleum) and mining industries that has accelerated over the last several years. This trend has resulted in gas stations becoming increasingly more automated, in remote flow measurement and leak detection devices being installed in pumping stations and refineries and in petroleum distributors implementing remote monitoring and other industrial automation solutions to increase the safety of their workers. The Company has not to date expended significant marketing and sales efforts in this market segment. However, the Company has established contacts with several major firms in these industries and has generated some initial interest by such firms in several of its specialized modem products.

  Forestry and Forest Products. Through one of its customers having a
  ----------------------------
significant involvement in this industry, the Company has become aware of an increasing potential for industrial automation in this area. However, to date the Company has not expended any significant marketing or sales efforts in this market segment and is currently evaluating this additional market opportunity.

  Several industry analysts and research groups, including PennWell Research Data and Advanced Manufacturing Research, have estimated that the data communications and data acquisition product requirements of the aforementioned markets will be in excess of $500 million per year by the year 2001.

  OEM and Specialty Market

  The following market segments represent a fairly new focus of the Company's marketing and sales efforts:

  Transportation. An increasing number of transportation projects being
  --------------
implemented through North America require special applications and industrial modem and fiber optic products. In June 1998, President Clinton signed into law the Transportation Act for the 21st Century (also known as the Transportation Equity Act of 1998, or H.R. 2400), which authorizes up to $203 billion of expenditures for refurbishment and new construction of federal and state highways, roads and bridges. Special technology applications to be implemented in these projects include ice detection, traffic counters, alarms, traffic controllers and road monitoring. In most cases, these projects will require the coordinated involvement of federal and state Departments of Transportation and other transportation agencies, as well as equipment manufacturers and integrators who specialize in the transportation industry. In anticipation of an increase in transportation projects, the Company has established relationships with state transportation authorities and several such manufacturers and integrators, including Peek Traffic (weight and metering), Diamond Traffic (traffic counting), IRD (vehicle detection) and Econolite (traffic control). The Company is currently involved with a number of projects in California (in cooperation with CALTRANS), South Dakota, North Dakota, Nevada, Pennsylvania, Nebraska and Wyoming, which have deployed or will deploy the Company's products. The Company also anticipates the use of its products in the railroad transportation industry and has begun marketing efforts in that area.

  Electronic Access Control, Home Monitoring and Alarm Systems. The Company
  ------------------------------------------------------------
estimates that the combined sales of products in the electronic access control ("EAC"), home monitoring and alarm system industries surpassed $4 billion in 1996. A leading industry research firm, Stat Industries, reported that in 1995 the EAC market alone reached over $1.8 billion in product sales and had an annual growth rate of 28%. This potential market also includes home alarm and monitoring systems and electronic access products for commercial and manufacturing sites. Many applications in these industries require dial-up and leased line modems, fiber optic modems and radio modems. The Company has established initial contacts with several leading firms in these industries and has begun marketing efforts in this market segment.

  Lottery and Gaming. The Company believes that its modem products can also be
  ------------------
utilized for monitoring, downloading and access control in the lottery and gaming industries and has established initial contacts with several state lottery operators, as well as equipment manufacturers and system integrators in this field. AWI, the largest manufacturer of lottery terminals in the U.S. and a wholly-owned subsidiary of Power House (NASDAQ:PWRH), is currently evaluating the Company's products.

  Vending Machine Automation, ATM and POS Equipment Manufacturers. The Company
  ---------------------------------------------------------------
also believes that consumers will soon see the advent of more advanced, "intelligent" vending machines, ATM machines and POS equipment that are remotely configured, polled, programmed and monitored, and that this industry represents another potential market for the Company's modem products.

  Test Equipment and PBX Manufacturers. The Company has established a
  ------------------------------------
relationship with two leading companies in the equipment and PBX manufacturing industries, Harris Digital and Hekimian Laboratories, and is expanding its marketing and sales efforts to other PBX and test equipment manufacturers and other manufacturers of devices that require remote diagnostics and polling.

  Remote Medical Diagnostics. There is a worldwide movement toward improving
  --------------------------
access to medical care for populations with substandard access to health care facilities and professionals. In addition, use of electronic signaling to transfer medical data from one site to another is increasing. The advent of "telemedicine" is a fairly recent high-tech solution to this universal problem of access to health care. Another growing segment of this unique market is the remote monitoring of elderly and home-constrained patients. This emerging market has a growing need for data communications products, including modems for remote monitoring of medical data and diagnostics. The Company has one such customer, Marquette Electronics, a manufacturer of medical equipment that incorporates the Company's modem products into its products. The Company is actively engaged in marketing and sales efforts in this industry.

Sales and Marketing

  The Company sells its products primarily through a direct sales force that contacts firms that are known to be active in each of the aforementioned market segments. The Company also markets its products through a limited network of dealers and distributors and regional sales representatives. As of March 31, 1998, the Company's sales force consisted of seven persons, including three in the Industrial Automation marketing group, one in the OEM and Specialty Markets Group, and one in the Asia Pacific Sales group, with two applications engineers supporting their efforts.

  The Company generates interest in its products primarily through direct sales efforts of its sales staff. In addition, the Company promotes its products through sales literature and participation in national industry trade shows. From January 1997 through March 1998, the Company exhibited its products at four national trade shows. For the fiscal year ended March 31, 1998, the sales and marketing budget for advertising, travel, trade shows and sales literature was less than 2.5% of total revenues. Sales and marketing salaries, bonuses, commissions and other compensation expense was approximately 7.5% of total revenues. Accordingly, management anticipates that approximately 10% of total revenues will be spent on sales and marketing expenses and compensation of sales and marketing personnel during the fiscal year ending March 31, 1999. In addition, the Company expects to increase the number of its sales personnel during the fiscal year ending March 31, 1999, which would result in additional personnel-related expenses. The Company is currently increasing its sales through value added resellers and dealers who service and sell data communications products to the OEM and Specialty Market. By developing this channel fully, the Company believes that it can realize additional market penetration. The Company is also working to augment this channel of distribution through the addition of nationwide distribution chains such as Graybar Electronic. The Company believes that building and working through this distribution channel will enable the Company to leverage its marketing and sales activities without the additional expense of a large direct sales force.

  Due to the growth in sales during the past twelve months, the Company has begun to gradually implement a plan to enhance its international presence. To date, international sales of the Company's products have not been significant. For the fiscal year ended March 31, 1998, direct international sales comprised less than 2% of the Company's net sales. However, management of the Company believes that international sales could in the future represent a substantial portion of the Company's net sales after implementation of its plan to expand into international markets. An important aspect of this expansion is the recent entrance of the Company's products into the Chinese marketplace. In March 1998, the Company reached an agreement in principal relating to a proposed five-year master purchase contract with GE/Harris pursuant to which the Company would provide its specially-designed digital fast pole modem product to China Light & Power, a Hong Kong-based electric utility company ("CLP"). CLP is a joint venture owned by British and Chinese firms and is considered to be one of the most influential utility companies in China. Due primarily to this recent development and assuming the Company and CLP are successful in reaching a definitive agreement, management of the Company anticipates a substantial increase in international sales over the next several years and expects as much as $1,000,000 in revenue to be generated pursuant to this business relationship during the fiscal year ending March 31, 1999. If the Company is able to expand its sales and marketing efforts in China and other international markets, management of the Company believes that international sales will represent a substantial portion of net sales in the future.

  In addition to China, the Company is also directing its international sales and marketing efforts in Latin America, primarily in Mexico, Argentina, Brazil and Chile, and in Europe and the former Soviet Republics as well. According to a recent market survey published by PennWell Research Data, as much as $442 million of new control system projects and 174 new energy management systems and SCADA system projects are planned in Europe for the next three to five years. In addition, the survey indicates that an additional $19 million of related communications projects and $8 million of RTU add-on projects are anticipated in Europe during that period. However, international sales are subject to risks, including various regulatory requirements, political and economic changes and disruptions, tariffs or other barriers, difficulties in staffing and managing foreign sales operations, and potentially adverse tax consequences. In addition, fluctuations in exchange rates may render the Company's products less competitive to local product offerings or expose the Company to foreign currency exchange losses. In 1997 and 1998, the United States dollar generally has been strong against major Asian and European currencies such as the German mark, the Japanese yen and the Thai bhat, which could cause an increase in the price of the Company's products in those markets and require the Company to reduce prices and accept lower gross profit margins.

Products

  The Company offers a broad range of innovative industrial grade dial-up and leased line modems, fiber optic line drivers and limited distance modems that are designed to operate in extended temperature ranges and harsh environments. These products generally exceed the surge protection standards of the industry and are adaptive to wide ranges of AC or DC power inputs. The modular design of the Company's products enables them to interface with or otherwise complement one another. Product variations include customized selection of data speeds, data interfaces, power inputs, data formats and power consumption. In addition, the Company has developed and manufactures unique custom products for several major OEMs. The Company has also recently introduced its Zodiac Series(TM) ZDR/MultiPort Modem, a multi-port modem which the Company believes is the first of its kind in the industrial automation industry. The Company's primary products, and their average selling prices, are set forth below:

Product Name                    Product Description                         Average Selling Price
------------                    -------------------                         ---------------------

Omega(TM) AMR Communication     The Omega(TM) Series is a simple            $1,250-$1,500
Interface Cabinet               modem for connection to several
                                power revenue meters at commercial
                                and industrial sites. The Omega(TM)
                                Series integrates a cellular trans-
                                ceiver, a V.32bis modem module, an
                                8-part modem sharing unit and an
                                isolated power supply with battery
                                backup. A line-sharing module is
                                available for meter reading over
                                customer-shared lines. The
                                Omega(TM) Series is able to detect a
                                power outage at any of the
                                connected meters and initiate a call
                                to report the outage.

MIU202T, 0-1800 bps             The MIU202T is a Bell Standard              $450
Leased Line Modem               202T modem designed for
                                asynchronous operation at 0 to 1800
                                bps with C2 line conditioning, or 0
                                to 1200 bps on unconditioned lines.
                                The MIU202 is intended for use on
                                leased lines and private lines and
                                provides half-duplex communica-
                                tions on 2 line wires or full duplex
                                communications on 4 wires.

MIU9.6FPD and MIU/              The MIU9.6FPD modems are                    $535
PowerPort9.6FPD Digital         sophisticated digital modems that
Fast Poll Modems                are designed for multi-dropping
                                applications in substation and
                                industrial environments, are suitable
                                for 2-wire half-duplex and 4-wire
                                full duplex configurations, and will
                                drive data at speeds up to 57.6 Kbps
                                down several miles of unconditioned
                                twisted pair cable.


Product Name                      Product Description                       Average Selling Price
---------------                   -------------------                       ---------------------

MIU9.6FP (Fast Poll) Modem        The MIU9.6FP (Fast Poll) Modem is                 $535
                                  a high speed modem with a fast
                                  train time for multi-point polling
                                  applications over dedicated, leased
                                  lines.

Zodiac(TM) Series ZDR/MultiPort   The Zodiac(TM) Series ZDR/MultiPort             $1,800
Modem                             Modem is an industrial grade
                                  modem with multiple data ports,
                                  allowing the user to communicate
                                  with several intelligent electronic
                                  devices (IEDs) from a single
                                  originating call. The ZDR/MultiPort
                                  modem is a low profile rack-
                                  mounted chassis with an internal
                                  14400 bps modem module and is
                                  equipped with 12 or 24 x RJ46 data
                                  (RS232) ports.

Pony Express(TM) Series Modem     Pony Express(TM) Series Modem                     $300
 Modules                          Modules are available for both dial-
                                  up and leased line applications,
                                  including all standards from
                                  Bell202T (1200 bps) to V.34 (28.8
                                  Kbps). Pony Express(TM) modules are
                                  at the heart of every Company
                                  standalone and rack-mounted end-
                                  user product and are also available
                                  to OEMs for integration into meters,
                                  controllers, RTUs, etc.

Hideaway(TM) Series Model         The HA2400LP is designed for                      $150
 HA2400LP Dial Modem              those applications where no external
                                  source of power is available and
                                  derives its power from two isolated
                                  sources. Power from the RS232
                                  interface (TXD, RTS & DTR)
                                  activates the HA2400LP's RS232
                                  driver, the AT command set
                                  controller and the optical relay that
                                  picks up the telephone line, and the
                                  telephone line then activates the
                                  data pump and ancillary telephone
                                  line components.


Product Name                      Product Description                       Average Selling Price
---------------                   -------------------                       ---------------------
Hideaway(TM) Series Model         The HA-LDM is a limited distance                   $99
HA-LDM Limited Distance           (short haul) modem for applications
Modem                             where no external source of power is
                                  available. Like the HA2400LP, the
                                  HA-LDM derives its power from the
                                  RS232 interface (TXD, RTS &
                                  DTR). The HA-LDM is suitable for
                                  2-wire half-duplex and 4-wire full
                                  duplex configurations, point-to-
                                  point and multi-point applications,
                                  and will drive data at speeds up to
                                  57.6 Kbps down several miles of
                                  twisted pair cable.

Myriad(TM) Series Rack Mount      The Myriad(TM) Rack Mount Modem                 $5,500
Modem Banks                       Bank is an industrial grade chassis
                                  with slots for 18 modem cards and 2
                                  power supply cards. Each modem
                                  card can be installed with any of the
                                  Telenetics Pony Express(TM) modem
                                  modules.

MIU/PowerPort                     The MIU/PowerPort is an industrial                $400
                                  grade modem designed to be
                                  powered directly through the RS232
                                  (DB25) data interface port. An
                                  external jack allows the
                                  MIU/PowerPort to also be powered
                                  from a wall transformer or other low
                                  voltage AC or DC power source.

MIU/PowerPack                     The MIU/PowerPack is an industrial                $450
                                  grade modem powered from internal
                                  9V rechargeable NiCad batteries
                                  that draw their charging current
                                  from the DTE's RS232 interface
                                  (DTR and/or RTS). The batteries
                                  will provide up to 3 years of life
                                  with one data session per day.

MIU Modem Interface Units         The MIU2.4, 9.6, 14.4 and 28.8 are                $450
                                  highly sophisticated full duplex,
                                  V.22bis, V.32bis or V.34 data/fax
                                  modems that are designed to
                                  interface with RS232, RS485, 5V
                                  logic (TTL) or simply send and
                                  receive signals and operate at full or
                                  half-duplex on dial-up or 2-wire and
                                  4-wire leased line systems.


Product Name                      Product Description                       Average Selling Price
---------------                   -------------------                       ---------------------
LDMIU Limited Distance Modem      The LDMIU is a limited distance                   $325
                                  modem, or line driver/repeater, with
                                  57.6 Kbps data transfer capability.
-----------------------------------------------------------------------------------------
FOIU and FO/MIU                   For fiber optic systems, the FOIU                 $700
                                  can operate as a line driver or
                                  repeater and the FO/MIU sends or
                                  receives data via fiber at one end
                                  and the telephone line at the other
                                  end.

  The average price of a customer order for the Company's products depends on the type of modem and the number and type of modules selected. The Company customarily discounts from the list price of its products.

Product Development

  The Company's product development efforts are directed toward enhancing existing products and developing new products in order to meet changing end-user needs and to support an increasing number of applications. The Company believes its existing expertise in modem assembly, modular design and international standards-compliant interfaces and protocols provide the Company with a strong technology base to pursue this objective. The Company's product development efforts focus on the following principles:

  . Develop New Products and Technology. The Company continually assesses market trends, both domestic and international, with the focus of developing new products designed to meet emerging market demands. In developing new products, the Company attempts to combine its existing technology base with new technologies to provide a broader range of automation and data communications and data acquisition solutions to the end-user.

  . Emphasize Modular Technology. The Company's modem products are designed so that they can easily be expanded or upgraded and can easily be integrated into a customer's existing hardware infrastructure. A modular architecture also enables the Company to develop data communications hardware modules that address new market needs or comply with changes in data communication standards without re-engineering an entire hardware product.

  . Improve Existing Technology. The Company seeks to expand the features and functionality of its existing product lines through technology modifications and enhancements to meet the changing needs of its customers. The Company continuously reviews the design and manufacturing process of its products to determine areas of product cost savings or enhanced product quality.

  As of June 30, 1998, the Company employed eight persons in engineering, five of whom were engaged primarily in product development.

  The Company believes its future success will depend, in part, upon its ability to expand and enhance the features of its existing products and to develop and introduce new products designed to meet changing customer needs on a cost-effective and timely basis. Failure by the Company to respond on a timely basis to technological developments, changes in industry standards or customer requirements, or any significant delay in product development or introduction, could have a material adverse effect on the Company's business and results of operations. There can be no assurance that the Company will respond effectively to technological changes or new product announcements by others or that the Company will be able to successfully develop and market new products or product enhancements.

Technical Support and Customer Service

     The Company is committed to providing quality technical support and customer service. The Company believes that its technical support and customer service programs have been a key factor in the Company's successful growth over the past twelve months and distinguish the Company from many other vendors of similar products. The Company offers extensive user documentation and a technical support hotline to its customers. The Company's technical analysts answer technical support calls directly and generally provide same-day or next-day response to questions that cannot be resolved in the initial phone call. The Company also provides a support forum through its home page on the Internet World Wide Web, with technical information to answer hardware and software compatibility questions and pursuant to which customers can contact the Company's technical support and customer service personnel via electronic mail.

     All products sold by the Company include a one-year limited warranty that permits customers to return any product for repair or replacement if the product does not perform as warranted. To date, the Company has not encountered material warranty claims or liabilities. There can be no assurance, however, that warranty claims will not have a material adverse effect on future operating results. See "Warranties."

Manufacturing

     The Company's manufacturing operations consist primarily of quality control, functional testing, final assembly, burn-in and shipping. The Company uses third party contract manufacturers for certain component and circuit board assembly and testing and has developed strategic relationships with several qualified and reliable local assembly houses. For example, the Company uses Astronic, an ISO 9002 certified subcontractor, to provide contract manufacturing to the Company. This approach minimizes both inventory and capital expenditures while providing flexibility in production scheduling and capacity. Accordingly, management of the Company currently intends to maintain this approach to manufacturing and production for the foreseeable future. The Company performs extensive testing and inspection of all of its products prior to shipment. Due to the Company's expanding business, the Company has increased the size of its quality control staff and implemented a number of policy and procedural changes. The Company's serialization and revision control policy has been modified such that all units will be labeled with both a serial number and part number/revision identification. Furthermore, all units are being stamped with both a test verification and inspection stamp to demonstrate and permanently mark the product. The Company plans to enhance test procedure comprehensiveness to include testing of custom requirements as well as standard and default tests. Certificates of Compliance will be issued with each shipment that can be traced back to the final test technician and inspector. Failure analysis reports will be issued as a general practice rather than on a request basis. Finally the Company plans to continue to add quality control staff to assure continuous improvements in the quality of its products.

     The Company's products include a large number of components and parts, most of which are available from multiple sources with varying lead times. The Company currently procures all of its components from outside suppliers. The Company has generally been able to obtain adequate supplies of all components in a timely manner from existing sources. Although the Company believes similar products can be purchased from other sources, the process of qualifying replacement suppliers, generating the supporting documentation, performing system-level integration, obtaining standards-compliant approval for its products, and retraining sales and marketing personnel would take a significant amount of time and expense. The Company's inability to source these components at satisfactory quality and quantity levels and with the appropriate lead time would adversely affect the Company's business and operations.

     Certain components used in the Company's products are and may in the future become available only from single or limited sources, such as the modem chipsets that the Company purchases from Rockwell International. In certain circumstances, despite the availability of multiple sources, the Company may select a single source in order to maintain quality control and develop a strategic relationship with the supplier. Although the Company generally buys components under purchase orders and does not have long-term agreements with its suppliers, it expects its suppliers, most of whom are large companies, to be able to continue to satisfy its requirements. Although the Company believes that alternative sources are available, if the Company's ability to obtain these components were impaired or interrupted for any reason, there could be a substantial disruption in the supply of the Company's products, which could adversely affect the Company's business and financial condition and results of operations.

     Although the Company is not currently certified as an ISO 9000 supplier, it has established policies and procedures consistent and compliant with the requirements established by the Industry Standards Organization (ISO). The Company intends to seek ISO 9000 certification in the future. There are no assurances that the Company will obtain such certification.

     To date, the Company has not experienced significant manufacturing defects or customer returns of products. As of June 30, 1998, the Company had ten employees in the area of product testing and quality assurance.

Strategic Relationships

     Recently, the Company entered into a letter of intent with Duquesne Light Company ("Duquesne") to supply Duquesne with approximately $8,000,000 of the Company's Omega(TM) AMR Communication Interface Cabinets during fiscal 1999. The initial order for $1,000,000 of products was placed by Duquesne's subcontractor, Sargent Electric Company ("Sargent"), on June 10, 1998. The Company commenced shipments under this initial purchase order in July 1998 and expects to complete these shipments in August 1998. The Company anticipates the remaining $7,000,000 of orders will be placed directly by Duquesne. However, there can be no assurances that Duquesne will in fact place the additional purchase order with the Company.

     On July 13, 1998, the Company and Duquesne entered into a ten-year Marketing and Technology Agreement ("Strategic Agreement") to achieve the following objectives:

     . To jointly pursue the deployment of new technology developed by the Company for Duquesne to provide reliable wireless and landline communication interfaces between Duquesne's advanced meter devices and its central data management systems.

     . To validate the Company's new technology developments by implementing Duquesne's advanced metering capabilities through an initial field beta test program and then a full deployment of the Company's Omega(TM) AMR Communication Interface Cabinets.

     . To take mutual advantage of the resulting technology advancements through joint efforts to market the Company's Omega(TM) AMR Communication Interface Cabinets and other automated metering solutions.

The Strategic Agreement provides, among other things, that Duquesne will consider the Company as its primary supplier of products for automated meter reading, substation automation and other similar uses and Duquesne, along with the Company, will promote these products to other utility companies throughout the United States and abroad. The Company will pay Duquesne a royalty in connection with sales generated through Duquesne's efforts under the Strategic Agreement.

     In March 1998, the Company reached an agreement in principal relating to a proposed five-year master purchase contract with GE/Harris pursuant to which the Company would provide its specially-designed digital fast pole modem product to CLP. CLP is a joint venture owned by British and Chinese firms and is considered to be one of the most influential utility companies in China. Due primarily to this recent development and assuming the Company and CLP are successful in reaching a definitive agreement, management of the Company anticipates a substantial increase in international sales over the next several years and expects as much as $1,000,000 in revenue to be generated pursuant to this business relationship during the fiscal year ending March 31, 1999. If the Company is able to expand its sales and marketing efforts in China and other international markets, management of the Company believes that international sales will represent a substantial portion of net sales in the future.

Competition

     The modem and data communications products industry is intensely competitive and is characterized by rapid technological advances and changes in industry standards, resulting in constant pricing pressures. The changes in industry standards result in frequent introductions of new products with added capabilities and features and continuous improvements in the relative functionality and price of modems and other data communications products. The failure of the Company to keep pace with technological advances would adversely affect the Company's competitive position and results of operations.

     Although management of the Company believes the Company markets and sells its products primarily within a relatively narrow scope of market segments and has only a handful of known direct competitors, such as CellNet, Itron, eT Communication, Dataforth (Europe), Teltone, Dymec and Cermeteck, competitors of the Company in the general modem and data communications products industry include many large, well-known companies such as Boca Research, Zoom Telephonics, Inc., Diamond Multimedia, GVC, Global Village, Hayes Microcomputer Products, Motorola, Newcom and 3Com Corp. These companies and other existing and potential competitors of the Company have significantly more financial, engineering, product development, manufacturing and marketing resources than the Company. Although the Company is not aware of any announcements or published plans of any of those companies to enter into the industrial automation modem markets, any of those companies could enter one or more of the Company's markets at any time. The entry into the industrial automation modem markets by one or more of those companies would likely have a material adverse effect on the Company's competitive position and results of operations. In addition, the difficult modem environment during the past several years may bring on a period of consolidation that has possible benefits but also has risks.

     The Company's products compete on the basis of product features, price, quality, reliability, brand name recognition, product breadth, developed sales channels, product documentation, product warranties and technical support and service. The Company believes that it is competitive in each of these areas. However, there can be no assurance that competitors will not introduce comparable or superior products incorporating more advanced technology at lower prices, or that other changes in market conditions or technology will not adversely affect the Company's ability to compete successfully in the future.

Customers

     The Company markets its products to a broad range of domestic and foreign organizations. End users of the Company's products include electric power utility companies, gas and oil companies, water utility companies, building automation companies, energy management companies and various manufacturing organizations. Several major OEMs and system integrators consider the Company as the sole source supplier of specialized modems. The Company believes that this is a result of the advanced designs and features contained in the Company's industrial application modems, fiber optic drivers and wireless products. A representative list of customers currently using the Company's products is set forth below:

     Duquesne Light Company              GE/Harris (formerly Harris Controls)
     H. W. Harley                        ABB Power T&D
     Cooper Power Systems                Ortel
     Group Shnider/Square D Company      CAE Electronics
     Landis & Gyr                        Siemens Power Systems
     Diamond Traffic                     Rochester Instrument Systems
     Honeywell                           Toshiba
     General Electric                    Automated Control Concepts
     Siemens Energy and Automation       Bristol Babcock

Intellectual Property

     The Company does not hold any patents and currently relies on a combination of contractual rights, copyrights, trademarks and trade secrets to protect its proprietary rights. The Company believes that, because of the rapid pace of technological change in the modem and data communications industry, the legal intellectual property protection for its products is a less significant factor in the Company's success than the knowledge, abilities and experience of the Company's employees, the frequency of its product enhancements, the effectiveness of its marketing activities and the timeliness and quality of its support services. Although the Company relies to a great extent on trade secret protection for much of its technology, there can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop comparable or superior technologies or obtain unauthorized access to the Company's proprietary technology.

     The Company owns, licenses or has otherwise obtained the right to use certain technologies incorporated in its products. In addition, the Company purchases modem chipsets that incorporate sophisticated modem technology. Although the Company has not to date received any infringement claims, the Company may in the future receive infringement claims from third parties relating to the Company's products and technologies. In that event, the Company intends to investigate the validity of any such claims and, if its believes the claims have merit, to respond through licensing or other appropriate actions. Certain of these claims may relate to technology included in modem chipsets or other components purchased by the Company from third party vendors for incorporation into the Company's products. In that event, the Company would forward those claims to the appropriate vendor. If the Company or its component manufacturers were unable to license or otherwise provide any such necessary technology on a cost-effective basis, the Company could be prohibited from marketing products containing that technology, incur substantial costs in redesigning products incorporating that technology, or incur substantial costs defending any legal action taken against the Company.

Governmental Regulation

     All of the Company's products are required to meet United States and Canadian government regulations, including regulations of the United States Federal Communication Commission ("FCC") and Industry Canada, which regulates certain communications equipment, such as modems. The FCC also regulates electromagnetic radiation emissions. The Company currently intends to seek and receive approvals for its existing and new products in other countries as well. The regulatory process in the United States, Canada and other foreign countries can be time-consuming and can require the expenditure of substantial resources. In many foreign countries, obtaining required regulatory approvals may take significantly longer than in the United States. There can be no assurance that the FCC or foreign regulatory agencies will grant the requisite approvals for any of the Company's products on a timely basis, if at all. United States and foreign regulations regarding the manufacture and sale of modems and other data communications devices are subject to future change. The Company cannot predict what impact, if any, such changes may have upon its business.

Backlog

     As of June 30, 1998, the Company had approximately $1.8 million in backlog orders for its products. The amount of such backlog orders represents revenue anticipated to be recognized in the future, as evidenced by purchase orders and other commitments to purchase received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. The typical duration from receipt of a purchase order or other commitment to purchase to shipment of the products ordered to the customer ranges from six to eight weeks depending upon the size of the order. However, there can be no assurance that the Company will be successful in fulfilling such orders and commitments in a timely manner or that the Company will recognize as revenue the amounts reflected as backlog.

Warranties

     The Company typically provides a one-year material and workmanship warranty, in addition to the pass-through warranties provided by component suppliers and other vendors, which permits customers to return any product for repair or replacement if the product does not perform as warranted. Historically, warranty expenses have not had a material impact on the Company's operations or its financial condition. However, there can be no assurance that this will continue to be the case or that disputes over components or other materials or workmanship will not arise in the future.

Employees

     As of June 30, 1998, the Company employed approximately 25 people, of whom approximately eight were hourly employees and approximately 17 were salaried. The Company considers its relations with its employees to be good. None of the Company's employees are represented by a labor union.

Item 2.  Description of Property.

     The Company's executive offices occupy approximately 8,500 square feet of leased space at 26772 Vista Terrace Drive, Lake Forest, California 92630. The Company leases this space from SMC under a lease agreement with an initial lease term that expires on July 31, 1999 and an option to extend for an additional year. The annual rental presently is $54,000, but will be increased to $78,000 on August 1, 1998 under the terms of the lease and will be increased to $90,000 on August 1, 1999 if the Company exercises its one-year extension option. The Company believes that its existing facilities are adequate for its current needs and that additional facilities in the area are available to meet future needs.

Item 3.  Legal Proceedings.

     The Company does not believe that it is or has been involved in any litigation or proceeding, including the following matters described below, that will, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flow. Although current management of the Company inherited a number of legal and collection matters from the former management of the Company, all such matters were related to non-payment, delinquency or other financial matters involving the Company's vendors and creditors. As of January 1, 1998, all of such legal and collection matters against the Company had either been fully satisfied or otherwise settled. There is currently no material claim or litigation pending or, to the Company's knowledge, threatened against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1998.

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters.

     The Common Stock of the Company is not quoted on the Nasdaq National Market System, the Nasdaq SmallCap Market or the National Association of Securities Dealers, Inc. ("NASD") OTC Electronic Bulletin Board and is not listed for trading on any exchange. After being de-listed from the Nasdaq National Market System in 1991, the Common Stock of the Company has been quoted only sporadically from time to time in the over-the-counter "pink sheets," an ad hoc forum for quotations of securities prices intended to match potential buyers and sellers, which forum is not monitored or supervised by any regulatory authority or agency. Between October 1, 1996 and June 30, 1998, the Company's Common Stock was traded on the over-the-counter market under the symbol "TLNT" for a total of 31 days, with a closing bid price per share ranging from $.01 to $.15. At June 30, 1998, the closing bid price of the Company's Common Stock was $.15 per share.

     At June 30, 1998, there were approximately 490 shareholders of record of the Company's Common Stock. Within the holders of record of the Company's Common Stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms which, in turn, hold shares of stock for beneficial owners.

     The Company currently anticipates that it will retain all of its earnings for use in the development of its business. The Company has never paid cash dividends on its Common Stock and does not currently intend to pay cash dividends in the foreseeable future.

     In December 1997, the Company issued an aggregate of 635,000 shares of Common Stock, at a price of $.01 per share, as a bonus to ten employees. In March 1998, the Company issued 3,000,000 shares of Common Stock, at a price of $.10 per share, to Michael A. Armani in partial satisfaction of $300,000 of deferred salary, bonuses and unpaid approved expenses as of July 31, 1996. In March 1998, the Company issued 5,000,000 shares of Common Stock, at a price of $.075 per share, to SMC in partial satisfaction of the Company's obligations under an amended compromise agreement. In July 1997, the Company issued an aggregate of 1,320,000 shares of Common Stock in consideration of the cancellation of promissory notes in the aggregate amount of $167,525. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The issuances of the Company's Common Stock in the above referenced transactions were effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities

Act"), as transactions not involving a public offering. Exemption from the registration provisions of the Securities Act is claimed on the basis that such transactions did not involve any public offering and the purchasers were sophisticated and had access to the kind of information registration would provide.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-KSB. Except for the historical information contained herein, the following discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Annual Report on Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Annual Report on Form 10-KSB. See "Forward-Looking Statements; Cautionary Statement." The Company's actual results may differ materially from the results discussed in the forward-looking statements as a result of certain factors including, but not limited to, those discussed in "Risk Factors" and elsewhere in this Annual Report on Form 10-KSB.

Overview

     The Company was incorporated in California in June 1984 and began introducing innovative modem and data communications products for the PC market in 1985. As an early pioneer in the modem market, the Company introduced the first internal 2400 bps modem for PCs, followed by several other products, including a modem with innovative security features. The Company's initial success with these and other innovative products enabled it to establish viable business relationships at that time with major Fortune 500 corporations, including J. C. Penney, Chrysler Corporation and International Business Machines. In 1987, the Company offered shares of its Common Stock to the public and listed its shares of Common Stock for trading on the Nasdaq National Market System.

     During the late 1980s, intense competition from other manufacturers, coupled with what current management of the Company believes to be a series of managerial, engineering and production problems stunted the Company's growth. By the fourth calendar quarter of 1990, the financial difficulties of the Company had escalated causing the Company to lose many key customer accounts as well as many of its key engineering personnel and other employees. In 1991, the Common Stock of the Company was de-listed from trading on the Nasdaq National Market System.

     On January 21, 1992, the Company's Board of Directors met to discuss the current financial situation of the Company. At that meeting it became clear to the Board of Directors that unless funding could be obtained immediately, the Company would be forced to seek protection under the United States Bankruptcy Code. The Board of Directors reviewed two financing proposals and selected the proposal offered by SMC. Pursuant to the terms of the proposal, SMC agreed to provide the Company with at least $250,000 in exchange for shares of the Company's Common Stock representing 64.8% of then outstanding shares of Common Stock. At a later meeting of the Board of Directors on January 24, 1992, the Board of Directors concluded that because of a number of factors including, among others, that SMC would also provide management consulting services to the Company in connection with the issuance of Common Stock to SMC, that the then current bid price of the Company's Common Stock was $0 and that independent brokers had considered the Common Stock to be without value, the Board of Directors ascribed a value of $.01 per share of Common Stock to be issued to SMC.

     At the time the Company selected the financing proposal by SMC, SMC was owned and controlled by Michael A. Armani, now the Company's President, Chief Executive Officer, Chief Financial Officer and one of its directors, and by Shala Shashani, now the Secretary and a director of the Company. Due to the limited number of authorized shares available at the time of the investment by SMC, the Company was unable to issue to SMC the 29,290,311 shares that were calculated by the Board of Directors to represent a 64.8% ownership interest in the Company. The Company did, however, issue 8,574,764 shares to SMC in December 1992 in connection with SMC's initial investment in the Company. Between September 1992 and September 1996, SMC's involvement with and investments in the Company were substantially greater than anticipated. By September 1996, SMC had invested a total of $609,899.33 in the Company, of which $549,190 plus accrued interest was owing to SMC.

     Due to its negative financial condition in the early 1990s, the Company experienced serious difficulties in obtaining payment terms from its suppliers. Consequently, in 1993 Ms. Shashani formed SMC Communications Group, Inc., which corporation had the sole purpose of assisting the Company in procuring parts and products. By September 1996, the Company was indebted to SMC Communications Group, Inc. in the amount of $115,535 plus accrued interest in connection with this arrangement.

     In 1994, the Company was ordered to vacate the premises upon which the Company's facilities are located as a result of a legal action between the Company and its landlord. To avoid a potentially serious disruption of the Company's activities that could have resulted from an eviction, SMC acquired the premises in July 1994 and leased them to the Company. By September 1996, the Company was also indebted to SMC in the amount of $84,000 plus accrued interest in back rent.

     In September 1996, the Company, SMC and SMC Communications Group, Inc. entered into a compromise agreement and mutual release that reduced the number of shares of the Company's Common Stock that SMC was entitled to receive in connection with SMC's investments in the Company. The compromise agreement was amended in December 1998. Pursuant to the amended compromise agreement, 5,000,000 shares of the Company's Common Stock were issued to SMC and its assignees in March 1998. As of March 31, 1998, the long-term debts of the Company to SMC and SMC Communications Group, Inc. were $391,500 and $115,535, respectively.

     Between 1992 and 1998, the Company's new management redirected the Company's strategic focus to its current line of products by increasing research and development expenditures, accelerating introduction of enhancements to its products and disposing of certain non-core products. The Company also restructured its sales force and implemented new sales and marketing strategies focused specifically on the sale of industrial automation and data communications and data acquisition modem products for the utility and industrial automation markets. The business of the revitalized Company now consists primarily of the design and manufacture of high quality, industrial grade modems, fiber optic drivers and radio modems within the industrial automation industry. The Company has also become active in the design and manufacture of customized modem products for manufacturers of utility meters, remote terminal units ("RTUs"), electric relays, flow measurement devices, traffic controllers and the oil and gas industry. In addition to the Company's primary focus on the industrial automation market, the Company plans to expand into several other markets that have similar requirements for the type of specialized modems the Company designs, such as transportation, lottery and gaming, vending machine automation, security, point of sales ("POS") and automated teller machine, telemedicine and military applications.

     Recently, the Company entered into a letter of intent with Duquesne to supply Duquesne with approximately $8,000,000 of the Company's Omega(TM) AMR Communication Interface Cabinets during fiscal 1999. The initial order for $1,000,000 of products was placed by Sargent on June 10, 1998. The Company anticipates the remaining $7,000,000 of orders will be placed directly by Duquesne. However, there can be no assurances that Duquesne will in fact place the additional purchase order with the Company. On July 13, 1998, the Company and Duquesne entered into the Strategic Agreement to jointly promote the Company's automated metering solutions. In addition, the Company reached an agreement in principal relating to a proposed five-year purchase contract with GE/Harris to provide the Company's digital fast pole modem to CLP. See "Description of Business--Strategic Relationships."

     The Company's results of operations have been and may continue to be subject to significant fluctuations. The results for a particular period may vary due to a number of factors, many of which are beyond the Company's control, including the timing and nature of revenues from product sales that are recognized during any particular quarter, the impact of price competition upon the Company's average selling prices, the availability and pricing of components for the Company's products, market acceptance of new product introductions by the Company and its competitors, the timing of expenditures in anticipation of future sales, product returns, the financial health of the Company's customers, the overall state of the modem and data communications industry and economic conditions generally. In addition, the volume and timing of orders received during a quarter are difficult to forecast. The Company expects that its quarterly operating results will continue to fluctuate in the future as a result of these and other factors.

     The Company continually seeks to improve its product designs and manufacturing and assembly approach in order to reduce its costs. The Company pursues a strategy of outsourcing rather than internally developing its modem chipsets, which are application-specific integrated circuits that form the technology base for its modems. By outsourcing the chipset technology, the Company is able to concentrate its research and development capabilities on modem system design, leverage the extensive research and development capabilities of its chipset suppliers, and reduce its development time and associated costs and risks. This approach enables the Company to quickly develop new and innovative products while maintaining a relatively low level of research and development efforts and expenses. The Company also outsources aspects of its manufacturing to contract assemblers as a means of reducing its fixed labor costs and capital expenditures and providing the Company with greater flexibility in its capacity planning.

Results of Operations

     The following table sets forth, for the years indicated, certain financial data as a percentage of net revenues:

                                                  Fiscal Year Ended March 31,
                                                  ---------------------------
                                                      1998           1997
                                                  ------------   ------------
     Net revenues..........................          100.0%          100.0%
     Costs of goods sold...................           54.0            57.8
                                                     -----           -----

     Gross profit..........................           45.8            42.2

     Salaries and related costs............           26.6            26.7
     Rents.................................            2.1             3.2
     Shareholder costs.....................            0.8             0.5
     Selling, general and administrative...            9.6            10.6
                                                     -----           -----
     Operating income......................            6.8             1.2

     Benefit from relief of indebtedness...            3.2             6.4
     Restructuring costs...................           (1.1)           (9.4)
     Interest expense (net)................           (5.7)           (4.2)
                                                     -----           -----
     Net income (loss).....................            3.2%           (6.1)%
                                                     =====           =====

     Revenues. Gross revenues for the fiscal year ended March 31, 1998 ("fiscal 1998") increased by $664,323 to $3,030,263 from $2,365,939 for the fiscal year ended March 31, 1997 ("fiscal 1997"). Net revenues, representing gross revenues net of discounts and returns and allowances, for fiscal 1998 were $2,899,929 as compared to $2,302,813 for fiscal 1997, an increase of $597,116 or approximately 25.9%. This increase in revenues was primarily a result of the Company's increased volume of sales, primarily due to purchases by ABB, GE/Harris and Bristol Babcock, which began in the second half of fiscal 1998.

     Returns and allowances for fiscal 1998 were $110,403, compared to $57,920 for fiscal 1997, an increase of $52,483 or 90%. The increase in returns and allowances related primarily to an increase in sales activity, which resulted in a significant increase in number of samples shipped for evaluation. In addition, two customers returned ordered items after realizing that the products shipped were not compatible with their applications. This represents approximately $47,000 of returns. The larger order was later replaced by another product type resulting in an increase over the original purchase order. Such returns and allowances may vary substantially from quarter to quarter depending on the customer base and general market conditions.

     Cost of Goods Sold. Cost of goods sold increased by $240,373, or approximately 18.1%, to $1,571,136 in fiscal 1998 from $1,330,763 in fiscal 1997, but decreased as a percentage of net revenue from approximately 57.8% in fiscal 1997 to approximately 54.0% in fiscal 1998. The increase in dollar terms of cost of goods sold resulted from an increase in the volume of sales during fiscal 1998. The decrease in percentage cost of goods sold resulted primarily from increased efficiency in procurement and manufacturing processes and the Company's ability to obtain greater discounts from its major vendors.

     Operating expenses. Salaries and related costs increased by $156,086, or approximately 25.4%, to $771,464 in fiscal 1998 from $615,378 in fiscal 1997, but decreased as a percentage of net revenue from approximately 26.7% in fiscal 1997 to approximately 26.6% in fiscal 1998. The increase in dollar terms of salaries and related costs resulted from the hiring of additional sales, marketing, engineering and customer support personnel during fiscal 1998. The decrease in percentage salaries and related costs resulted primarily from the increase in revenues during fiscal 1998 outpacing the increase in salaries and related costs associated with current personnel and newly-hired additional personnel.

     Rents, consisting primarily of rental and tenant improvement expenses incurred pursuant to the Company's lease of its office and related operating facilities located in Lake Forest, California, decreased by $12,763, or approximately 17.1%, to $61,780, or 2.1% of net revenue, for fiscal 1998 from $74,543, or 3.2% of net revenue, for fiscal 1997. This decrease resulted primarily from a decrease in tenant improvements in fiscal 1998.

     Shareholder costs, consisting primarily of payments to consultants and investor relations expenses, increased by $12,588, or approximately 110.8%, to $23,954, or 0.8% of net revenue, for fiscal 1998 from $11,366, or 0.5% of net revenue, for fiscal 1997. This increase resulted primarily from increased travel expenses related to meetings with potential investors and investment banking firms as well as management's decision to hire a New York-based investor relations firm.

     Selling, general and administrative expenses increased by $32,539, or approximately 13.4%, to $275,327 in fiscal 1998 from $242,788 in fiscal 1997, but decreased as a percentage of net revenue from approximately 10.6% in fiscal 1997 to approximately 9.6% in fiscal 1998. The increase in dollar terms of selling, general and administrative expenses resulted primarily from an increase in sales and marketing expenses. The decrease in percentage of selling, general and administrative expenses was due primarily to the fact that expenses required to establish the infrastructure necessary to achieve higher revenues had been incurred in prior periods.

     Benefit from relief of indebtedness. In fiscal 1998, the Company recorded a benefit from the relief of indebtedness of $96,240, or 3.2% of net revenue, as compared to $146,857, or 6.4% of net revenue, for fiscal 1997, a decrease of $50,617, or approximately 34.5%. The benefit from relief of indebtedness recorded in fiscal 1997 was attributable to a settlement of outstanding debt with six of the Company's creditors. The benefit from relief of indebtedness recorded in fiscal 1998 was attributable to a settlement with the estate of one of the Company's largest creditors and similar settlements with five smaller creditors.

     Other expenses. Restructuring costs decreased by $184,451, or 85.0%, from $216,918, or 9.4% of net revenue, in fiscal 1997 to $32,467, or 1.1% of net revenue, in fiscal 1998. Restructuring costs incurred in both fiscal 1997 and fiscal 1998 were attributable to a continuation of litigation activities, reconciliation and reconstruction of missing records and clean-up of the Company's corporate affairs.

     Interest expense (net). Interest expense in fiscal 1998 increased by $69,254 or approximately 71.9%, to $165,587, or 5.7% of net revenue, from $96,333, or 4.2% of net revenue, in fiscal 1997. The increase is a result of higher levels of borrowing in fiscal 1998 attributable to borrowings under the Company's factoring arrangement. While the Company intends to repay some or all of the amounts of such indebtedness out of future cash flow from operations, management's internal cash projections estimate that such borrowings may remain outstanding for the foreseeable future.

     Income Taxes. The Company incurred a provision for income taxes in the amount of $800 for each of fiscal 1998 and fiscal 1997, which amount reflects the payment of the minimum tax of $800 imposed by the California Franchise Tax Board on domestic corporations and no federal income tax payment. Management of the Company anticipates that the provision for income taxes will increase significantly in the future as net revenue increases and the Company's net operating loss carry forward is fully utilized.

     Net income (loss). Net income for fiscal 1998 was $93,654, or 3.2% of net revenue, as compared to a net loss for fiscal 1997 of $139,220.

Liquidity and Capital Resources

     As of March 31, 1998, the Company had a negative working capital of $290,546 and an accumulated deficit of $11,361,332. As of that date, the Company had $11,338 in cash and cash equivalents and $629,830 in receivables. The Company also had convertible promissory notes outstanding in the aggregate amount of approximately $156,000 as of March 31, 1998. While the Company intends to repay some or all of the amounts of such indebtedness out of future cash flow from operations, management's internal cash projections estimate that such borrowings may remain outstanding for the foreseeable future.

     In fiscal 1998, the Company's net cash used in operating activities was $114,540 as compared to $545,202 for fiscal 1997, net cash used in investing activities was $32,957 as compared to $17,478 for fiscal 1997 and net cash provided by financing activities was $140,236 as compared to $581,356 for fiscal 1997. The decrease in net cash used in operating activities was primarily attributable to increases in trade receivables of $259,731 and inventories of $19,500 and an advance from factor (net) of $680,739 offset by decreases in accounts payable and accrued expenses of $530,267 and cash and cash equivalents of $7,261. The increase in net cash used in investing activities resulted from an increase in acquisitions of property and equipment in fiscal 1998. The decrease in net cash provided by financing activities was attributable primarily to the receipt of only $18,772 of proceeds of capital leases and $161,464 of loans from shareholders in fiscal 1998, as compared to the receipt of proceeds of approximately $659,000 from the sale of convertible promissory notes in fiscal 1997. Accounts receivable as at March 31, 1998 increased by $259,731 over accounts receivable at March 31, 1997, primarily resulting from an increase in the volume of sales during fiscal 1998.

     The Company's capital expenditures in fiscal 1998 of approximately $18,300 consisted primarily of leased computers and test equipment.

     The Company believes that current and future available capital resources, cash flow from operations, and other existing sources of liquidity will be adequate to fund its operations for the remainder of the current fiscal year. However, there can be no assurance that sufficient funds will be available or that future events will not cause the Company to seek additional capital sooner, including, but not limited to, the failure by the Company to timely collect outstanding accounts receivable. To the extent the Company is in need of any additional financing, there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. The inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operation. If additional funds are raised by issuing equity or convertible debt securities, options or warrants, further dilution to the existing shareholders of the Company may result.

     If adequate funds are not available, the Company may also be required to delay, scale back or eliminate its product development efforts or to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of its proprietary technology and other important Company assets and could also adversely affect the Company's ability to continue its product development efforts, which the Company believes contributes significantly to its competitive advantage. If any of such circumstances were to arise, the Company's business, financial condition and results of operations could be materially and adversely affected.

Year 2000 Compliance

     Management of the Company believes that its software packages currently in use and expected to be in use prior to the year 2000 are Year 2000 compliant. Management does not expect that the financial impact of required modifications to such software, if any, will be material to the Company's financial position, cash flows or results of operations in any given year.

Effect of Inflation

     The Company believes that inflation has not had a material effect on its net sales or profitability in recent years.

Impact of New Accounting Pronouncements

     The Financial Accounting Standards Board issued Statement No. 130 (Reporting Comprehensive Income), Statement No. 131 (Disclosure about Segment of an Enterprise and Related Information), and Statement No. 132 (Employers' Disclosures about Pensions and other Post Retirement Benefits). These statements are effective for fiscal years beginning after December 15, 1997. Management has determined that the disclosure requirements from these statements will not impact the financial statements of the Company.

Looking Ahead

     Set forth below are major highlights of the Company's business plan for fiscal 1999. Management believes that the significant upward trend in increased sales and bookings as well as cost reductions that began in the last quarter of fiscal 1998 will continue through fiscal 1999.

     During the fourth quarter of fiscal 1998 the Company experienced a dramatic increase in sales and gross margins. Revenues for this quarter increased to $1,012,099 with $102,765 in net income and $1.2 million in new bookings. Gross margins increased from 43.6% for the first nine months, to 50.3% for the quarter. Increased sales also reduced the ratio of salary expenses to revenue from 33% for the first nine months, to 23.5% for the quarter.

     During fiscal 1999 a significant portion of revenues will be realized from opportunities that were uncovered and developed during fiscal 1998. Some of these developments are as follows:

     . Strategic Relationship with Duquesne. The Company anticipates receiving orders in the approximate value of $8 million from Duquesne during fiscal 1999. The Company expects that all units under this purchase order are to be shipped before December 1998. The Company has already received the first portion of this order for approximately $1 million in June 1998 and has commenced shipment of products.

     . Increase in Automated Meter Reading Market. The Company anticipates that a significant portion of its business in fiscal 1999 will be derived from an international trend in increased meter reading automation. By pursuing major utilities with similar requirements as Duquesne, and promotion of system solutions such as the Company's Omega(TM) AMR Communication Interface Cabinets, the Company anticipates a significant increase in revenues from this market.

     . CLP Agreement in Principal. The Company anticipates shipping during fiscal 1999 approximately $1 million in specially designed products to CLP through a blanket purchase order it has received from GE/Harris. The Company commenced shipments in March 1998 based upon an agreement in principal reached between the Company and CLP. A definitive agreement is currently under negotiation.

     . Existing Major Customers. The Company anticipates that its general business with its major customers will continue to grow in fiscal 1999. In fiscal 1998, the Company's top ten customers were responsible for approximately $2,331,331 in revenues. This trend increased by 40% in the last quarter over the previous nine months. The Company anticipates this trend will continue in the future.

     . Transportation Industry. The Company anticipates that its significant activities within the transportation industry and close work with several departments of transportation such as CALTRANS, Wyoming Department of Transportation, Pennsylvania Department of Transportation and several other departments of transportation that are currently customers of the Company, will result in a significant increase in the Company's business during fiscal 1999.

     . Distribution. The Company believes that its aggressive plan in identifying and hiring distributors, value added resellers and system integrators in fiscal 1998 will result in additional revenues in this sector in fiscal 1999 and beyond.

     . International Business. The Company anticipates a significant increase in international business. Current opportunities in China, Mexico, India, Spain and several other countries that the Company has been involved with may result in approximately $1 million of additional revenues during the next 18 months.

Forward-Looking Statements; Cautionary Statement

     Certain of the statements contained in this report, including those under "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and especially those contained under "Liquidity and Capital Resources" and "Looking Ahead," are "forward-looking statements" that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-KSB, risks associated with managing the Company's growth, as well as those factors discussed in "Risk Factors" described below in this Item 6 of this Annual Report on Form 10-KSB. While the Company believes that these statements are accurate, the Company's business is dependent upon general economic conditions and various conditions specific to the modem and data communications industry, and future trends and results cannot be predicted with certainty. In particular:

     . Although the Company has received an initial $1 million purchase order from Duquesne (through its subcontractor, Sargent) and anticipates additional purchase orders in the aggregate amount of $7 million, there can be no assurance that such anticipated additional purchase orders will be placed as expected. Furthermore, the Company's Omega(TM) AMR Communication Interface Cabinets, which are the subject of this purchase order, are new products of the Company. Accordingly, there can be no assurance that the Company will not incur significant technical problems or application issues that may delay the shipments.

     . The Company has no prior experience in shipping large quantities of its Omega(TM) AMR Communication Interface Cabinets. The Duquesne business is anticipated to exceed 10,000 units for fiscal 1999. There can be no assurance that there will be no delays in procuring, manufacturing, testing and shipping such a large volume of products.

     . The Company continues to experience problems associated with under-capitalization. This may adversely affect the ability of the Company to ship its products in a timely manner, causing customers such as Duquesne and others to cancel a portion or all of their orders.

     . Although the Company has received and shipped the first portion of products for CLP pursuant to the terms of an agreement in principal, new unforeseen technical and application field problems may adversely affect future shipments. Further, there can be no assurance that the Company will successfully negotiate a definitive agreement on terms favorable to the Company.

     . As of June 1998, there are no national standards approved for data communication and data acquisition within the transportation industry. Although the Company believes that its products will adapt to any new standards, lack of such procedures may delay orders or adversely affect shipments.

     . The Company has limited experience in marketing and selling its products in international markets. International customs, standards, approvals and political and economical uncertainties may adversely affect the Company's ability to ship its products internationally in a timely and profitable manner.

     The Company has not experienced a material adverse impact of such risks and uncertainties and does not anticipate such an impact. However, no assurance can be given that such risks and uncertainties will not affect the Company's future results of operations or its financial position.

Risk Factors

History of Losses, Accumulated Deficit and Negative Net Worth

     The Company has incurred net losses in each year since inception, with the exception of its most recent fiscal year ended March 31, 1998, in which the Company realized nominal net income of $93,654. For the fiscal year ended March 31, 1997, the Company reported a net loss of $165,587. The Company's accumulated deficit through March 31,

1998 was $11,361,332 and as of that date the Company had a total shareholders' deficit of $782,930 and a negative working capital of $290,546. Although the Company expects to report net income for the three months ending June 30, 1998, there can be no assurance the Company will maintain profitable operations in the future.

Potential Fluctuations in Future Operating Results

     The Company's quarterly results have varied significantly in the past and will likely continue to do so in the future due to a variety of factors, many of which are beyond the Company's control, including the timing and nature of revenues from product sales that are recognized during any particular quarter, the impact of price competition on the Company's average selling prices, the availability and pricing of components for the Company's products, market acceptance of new product introductions by the Company and its competitors, the timing of expenditures in anticipation of future sales, product returns, the financial health of the Company's customers, the overall state of the modem and data communications industry and economic conditions generally. The volume and timing of orders received during a quarter are difficult to forecast. Such fluctuations may also contribute to volatility in the market price for the Common Stock of the Company. In particular, over the last eight years, the Company has had only one profitable quarter. If the Company has one or more unprofitable quarters in the future, the market price for its Common Stock could be adversely affected.

Product Concentration

     For the fiscal year ended March 31, 1998, revenues from the sale of modems accounted for approximately 92% of the Company's total revenues. Although the Company's customers typically standardize the unique or special components that are manufactured for them by or through the Company to be incorporated in the customers' end product, the Company does not have long-term contracts with its customers. Accordingly, the Company is highly dependent on the successful sales by the Company of this one type of product. A significant reduction in sales of modems resulting from changes in the industry, including the entry of new competitors into the market, from the introduction of new or improved technology or an unanticipated shift in the needs of the Company's customers, or for other reasons, would have a material adverse effect on the Company's business, operating results and financial condition.

Customer Concentration

     For the fiscal year ended March 31, 1998, the Company's five largest customers, which include GE/Harris, ABB and Bristol Babcock, in the aggregate accounted for approximately $1.9 million, or approximately 60%, of the Company's total net revenues. The Company anticipates that its recent contract with Duquesne may account for as much as 70% of the Company's anticipated revenues in fiscal 1999. The Company has historically relied on a limited number of customers for a significant portion of its revenues and anticipates that its five or six largest customers will continue to account for the majority of its revenues for the foreseeable future. The loss of any one or more of these major customers or the failure of Duquesne to place the additional purchase order for the remaining $7 million of the Company's products would likely have a material adverse effect on the Company's business, operating results and financial condition.

Future Capital Requirements; Uncertainty of Additional Funding

     The Company's future capital requirements will depend upon many factors, including the development of new products, possible future strategic partnering and acquisitions, the expansion of the Company's sales and marketing efforts and the status of competitive products. Although the Company achieved profitability on an annual basis for the fiscal year ended March 31, 1998 and anticipates a profitable quarter during the fiscal quarter ending June 30, 1998, there can be no assurance that revenue growth or profitability will continue on a quarterly or annual basis in the future. The Company believes that current and future available capital resources, cash flow from operations, and other existing sources of liquidity will be adequate to fund its operations for the remainder of the current fiscal year. However, there can be no assurance that sufficient funds will be available or that future events will not cause the Company to seek additional capital sooner, including, but not limited to, the failure by the Company to timely collect outstanding accounts receivable. To the extent the Company is in need of any additional financing, there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. The inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operation. If additional funds are raised by issuing equity or convertible debt securities, options or warrants, further dilution to the existing shareholders of the Company may result.

     If adequate funds are not available, the Company may also be required to delay, scale back or eliminate its product development efforts or to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of its proprietary technology and other important Company assets and could also adversely affect the Company's ability to continue its product development efforts, which the Company believes contributes significantly to its competitive advantage. If any of those circumstances were to arise, the Company's business, financial condition and results of operations could be materially and adversely affected.

Component Shortages; Dependence on Outside Suppliers

     The major components of the Company's products include circuit boards, microprocessors, chipsets and memory components. Most of the components used in the Company's products are available from multiple sources. However, certain components used in the Company's products are currently obtained from single or limited sources. Certain modem chipsets used in the Company's data communications products have been in short supply and are frequently on allocation by semiconductor manufacturers. Similar to others in the modem industry, the Company has, from time to time, experienced difficulty in obtaining certain components. In particular, during 1996, the Company and many others in the modem industry experienced substantial constraints in the availability of modem chipsets from Rockwell International, its primary supplier, which sharply impacted the Company's production and sale of its communication products. Although the Company has since increased its efforts to obtain required supplies of components, including working closely with component manufacturers and vendors and qualifying alternative components for incorporation into the Company's products, component shortages may again become acute and there can be no assurances that the Company can continue to obtain adequate supplies or obtain such supplies at their historical cost levels. The Company has no guaranteed supply arrangements with any of its suppliers, and there can be no assurance that these suppliers will continue to meet the Company's requirements. Shortages of components could not only limit the Company's production capacity but also could result in higher costs due to the higher costs of components in short supply or the need to utilize higher cost substitute components. An extended interruption in the supply of any of these components or a reduction in their quality or reliability would have a material adverse effect on the Company's financial condition and operating results. While the Company believes that with respect to its single source components it could obtain similar components from other sources, it could be required to alter product designs to use alternative components. There can be no assurance that severe shortages of components will not occur in the future that could increase the cost or delay the shipment of the Company's products and have a material adverse effect on the Company's financial condition and operating results. Significant increases in the prices of these components could also have a material adverse effect on the Company's operating results since the Company may not be able to adjust product pricing to reflect the increases in component costs.

Dependence Upon Management

     The Company is dependent upon the continued services of key members of management, including its Chairman of the Board, President and Chief Executive Officer, Michael A. Armani. The loss of Mr. Armani or one or more other key members of management could have a material adverse effect on the Company. The Company does not maintain key-man life insurance policies on any member of management.

Competition

     The modem and data communications products industry is intensely competitive and characterized by rapid technological advances and changes in industry standards, resulting in constant pricing pressures. These changes result in frequent introductions of new products with added capabilities and features, and continuous improvements in the relative functionality and price of modems and other data communications products. The failure of the Company to keep pace with technological advances would adversely affect the Company's competitive position and results of operations.

     Although management of the Company believes it markets and sells its products primarily within a relatively narrow scope of market segments and has only a handful of known direct competitors, such as CellNet, Itron, eT Communication, Dataforth (Europe), Teltone, Dymec and Cermeteck, competitors of the Company in the general modem and data communications products industry include many large, well-known companies such as Boca Research, Zoom Telephonics, Inc., Diamond Multimedia, GVC, Global Village, Hayes Microcomputer Products, Motorola, Newcom and 3Com Corp. These companies and other existing and potential competitors of the Company have significantly more financial, engineering, product development, manufacturing and marketing resources than the Company. Although the Company is not aware of any announcements or published plans of any of such companies to enter into the industrial automation modem markets, any of such companies could enter one or more of the Company's markets at any time. The entry into the industrial automation modem market markets by one or more of these companies would likely have a material adverse effect on the Company's competitive position and results of operations. In addition, the difficult modem environment during the past several years may bring on a period of consolidation that has possible benefits, but also has risks.

     The Company's products compete on the basis of product features, price, quality, reliability, brand name recognition, product breadth, developed sales channels, product documentation, product warranties and technical support and service. The Company believes that it is competitive in each of these areas. However, there can be no assurance that competitors will not introduce comparable or superior products incorporating more advanced technology at lower prices, or that other changes in market conditions or technology will not adversely affect the Company's ability to compete successfully in the future.

Proprietary Rights

     The Company does not hold any patents and currently relies on a combination of contractual rights, copyrights, trademarks and trade secrets to protect its proprietary rights. The Company believes that, because of the rapid pace of technological change in the modem and data communications industry, the legal intellectual property protection for its products is a less significant factor in the Company's success than the knowledge, abilities and experience of the Company's employees, the frequency of its product enhancements, the effectiveness of its marketing activities and the timeliness and quality of its support services. Although the Company relies to a great extent on trade secret protection for much of its technology, there can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop comparable or superior technologies or obtain unauthorized access to the Company's proprietary technology.

     The Company owns, licenses or has otherwise obtained the right to use certain technologies incorporated in its products. In addition, the Company purchases modem chipsets that incorporate sophisticated modem technology. Although the Company has not to date received any infringement claims, the Company may in the future receive infringement claims from third parties relating to the Company's products and technologies. In such event, the Company intends to investigate the validity of any such claims and, if its believes the claims have merit, to respond through licensing or other appropriate actions. Certain of these claims may relate to technology included in modem chipsets or other components purchased by the Company from third party vendors for incorporation into the Company's products. In such event, the Company would forward these claims to the appropriate vendor. If the Company or its component manufacturers were unable to license or otherwise provide any such necessary technology on a cost-effective basis, the Company could be prohibited from marketing products containing that technology, incur substantial costs in redesigning products incorporating that technology, or incur substantial costs defending any legal action taken against the Company.

Product Return Risks

     The Company is exposed to the risk of product returns from its customers as a result of returns due to defective products or product components. Returned unused products are generally tested by the Company and, if undamaged, are repackaged and put back into inventory to be resold. Returned used products are tested, repaired and used as warranty replacements. Products returned to the Company due to faulty work by Company subcontractors are returned to the subcontractors for credit against future purchase orders. Historically, product returns have not had a material impact on the Company's operations or its financial condition. While the Company believes that product returns should not be material in future periods, it is expected that a relatively modest number of returns will continue. However, there can be no assurance that significant levels of product returns will not occur in the future, which may have a material adverse effect on the Company's operations.

Concentration of Ownership

     Of the 44,180,826 shares of Common Stock outstanding as of July 10, 1998, the current directors of the Company beneficially own and control 20,989,597 shares, or approximately 47.5% of the Company's outstanding Common Stock. As a result, those persons will have sufficient voting power to control the outcome of all corporate matters submitted to the vote of the shareholders. Those matters could include the election of directors, changes in the size and composition of the Board of Directors (and, thereby, the qualification and appointment of officers of the Company), and mergers and other business combinations involving the Company. In addition, through their control of the Board of Directors and beneficial ownership of Common Stock of the Company, they will be able to control certain decisions, including decisions with respect to the Company's dividend policy, the Company's access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of assets by the Company. In addition, the concentration of ownership in Messrs. Armani and Shaifer and Ms. Shashani could have the effect of delaying or preventing a change in control of the Company and may affect the market price of the Common Stock of the Company.

Risks Associated with Growth Strategy

     The Company's strategy envisions a period of rapid growth that may put a strain on its administrative and operational resources. The Company's recent contract with Duquesne will require that the Company increase substantially its personnel. While the Company believes that it has established a significant infrastructure to support growth, its ability to effectively manage growth will require it to continue to expand the capabilities of its operational and management systems and to attract, train, manage and retain qualified engineers, technicians, salesperson and other personnel. There can be no assurance that it will be able to do so. If the Company is unable to successfully manage its growth, the Company's business, operating results and financial condition could be adversely affected.

Limited Prior Public Market; Volatility of Stock Price

     There is currently an extremely limited trading market for the Company's Common Stock. Between October 1, 1996 and June 30, 1998, the closing bid prices for the Company's Common Stock have ranged from $.01 to $.15 per share, as quoted sporadically from time to time in the over-the-counter market in the "pink sheets," an ad hoc forum for quotations of securities prices intended to match potential buyers and sellers, which forum is not monitored or supervised by any regulatory authority or agency. Such prices, however, represent inter-dealer quotations and not actual transactions and may not be considered valid indications of market value because of the extremely limited amount of trading in the Company's Common Stock. There can be no assurance given that any regular trading market for the securities of the Company will develop or, if developed, will be sustained. The trading prices of the Company's Common Stock could be subject to wide fluctuations in response to quarter-to-quarter variations in the Company's operating results, material announcements of technological innovations, price reductions, significant customer orders or establishment of strategic partnerships by the Company or its competitors or providers of alternative products, general conditions in the modem and data communications industry, or other events or factors, many of which are beyond the Company's control. In addition, the stock market as a whole and individual stocks have experienced extreme price and volume fluctuations, which have often been unrelated to the performance of the related corporations. The Company's operating results in future quarters may be below the expectations of market makers, securities analysts and investors. In any such event, the price of the Company's Common Stock will likely decline, perhaps substantially. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has occurred against the issuing company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any adverse determination in such litigation could also subject the Company to substantial liabilities.

No Dividends

     The Company has never paid cash dividends on its Common Stock and does not currently intend to pay cash dividends. It is not likely that any cash dividends will be paid in the foreseeable future.

Dilution Due to Future Issuances of Stock Without Shareholder Approval

     The Articles of Incorporation of the Company, as amended, currently authorize the issuance of a maximum of 100,000,000 shares of Common Stock, without par value. Accordingly, the Board of Directors may authorize the issuance of up to an additional 57,159,174 shares of Common Stock without any approval of such issuance by the shareholders of the Company. Existing holders of the Company's Common Stock may be diluted in their percentage ownership of the Company if any such additional shares are issued by the Company in the future.

Possible Adverse Effects Due to Shares Eligible for Future Sale

     Future sales of shares by existing security holders of the Company could have an adverse effect on the market price of the Company's Common Stock or otherwise impair the Company's ability to raise additional capital. Of the 42,840,826 shares of Common Stock of the Company outstanding as of July 10, 1998, approximately 20,876,229 shares are generally freely tradeable without restriction or registration under the Securities Act of 1933, as amended (the "Securities Act"), approximately 305,000 shares will be freely tradeable within one year pursuant to the provisions of Rule 144(k) promulgated under the Securities Act, approximately 670,000 shares will be freely tradeable within two years pursuant to the provisions of Rule 144(k) promulgated under the Securities Act and the remaining 20,989,597 shares will be tradeable subject to the limitations of Rule 144 promulgated under the Securities Act.

     In general, under Rule 144 as currently in effect, an affiliate of the Company, or person (or persons whose shares are aggregated) who has beneficially owned such shares for at least one year will be entitled to sell in any three-month period a number of shares that does not exceed the greater of (i) one percent (1%) of the then outstanding shares of the Company's Common Stock or
(ii) the average weekly trading volume of the Company's Common Stock during the four calendar weeks immediately preceding the date on which notice of sale is filed with the Securities and Exchange Commission (the "Commission"). Sales pursuant to Rule 144 are subject to certain requirements relating to manner of sale, notice and the availability of current public information about the Company, and the requirement that the Company has been subject to the reporting requirements of Section 15(d) of the Exchange Act for a period of at least 90 days immediately preceding the sale of the securities and has filed all reports required to be filed thereunder during the twelve months preceding such sale. A person (or persons whose shares are aggregated) who is not deemed to have been an affiliate of the Company at any time during the 90 days immediately preceding the sale and who has beneficially owned such shares for at least two years is entitled to sell such shares under Rule 144(k) without regard to the limitations described above. Due to the failure of the Company to file any reports required to be filed under the Exchange Act since the Company's Form 10-Q covering the quarterly period ended December 31, 1990 and until and unless the Company has filed all reports required to be filed thereunder during the next twelve months, only holders of shares of Common Stock of the Company who are not affiliates of the Company and who have beneficially owned such shares for at least two years will be able to sell such shares pursuant to the provisions of Rule 144.

Exercise of Outstanding Options

     The Company has reserved 1,500,000 shares of Common Stock for issuance upon exercise of outstanding options to SMC Communications Group, Inc. During the term of such option, SMC Communications Group, Inc. may have the opportunity to benefit from an increase in the market price of the Common Stock of the Company, with resulting dilution in the interest of existing holders of the Company's Common Stock. The existence of the option may adversely affect the terms on which the Company can obtain additional financing, and SMC Communications Group, Inc. can be expected to exercise such option at a time when the Company, in all likelihood, would be able to obtain additional capital by offering shares of its Common Stock on terms more favorable to the Company than those provided by the exercise of such options.

Item 7.   Financial Statements.

     The consolidated financial statements of the Company and its subsidiaries are submitted as a separate section of this Annual Report on Form 10-KSB on pages F-1 through F-15.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors, Executive Officers and Key Employees

  The directors, executive officers, and key employees of the Company are as follows:

Name                                 Age   Position
----                                 ---   --------

Michael A. Armani(1)                  47   Chairman of the Board, President,
                                           Chief Executive Officer and Director

Shala Shashani(1)                     48   Director

Carl Shaifer                          66   Director

David Bray(2)                         46   Director of Sales and Marketing,
                                           Industrial and Utility Automation
                                           Markets

Steve Michelle(2)                     40   Director of Operations

William Kosoff(2)                     56   Director of Business Development

Nelson Ngai(2)                        48   Director of Engineering

_______________
  (1) Member of the Audit Committee.
  (2) Not an executive officer position.

  Michael Armani has served as President and as a member of the Board of Directors of the Company since July 1993. He assumed the positions of Chief Executive Officer, and Chief Financial Officer and became Chairman of the Board in September 1996. Prior to joining the Company as the representative of investors of SMC in 1992, Mr. Armani was Vice President of SMC. Mr. Armani founded and managed an independent publishing company from 1984 to 1990 and has been engaged in entrepreneurial business and manufacturing concerns for over 20 years.

  Shala Shashani has served as Secretary and as a member of the Board of Directors of the Company since September 1996. Ms. Shashani has been founder and owner of SMC, a consulting and human resource firm, since 1987. Ms. Shashani has over 16 years of managerial and consulting experience in the data communications industry.

  Carl Shaifer has served as a member of the Board of Directors since September 1996. Mr. Shaifer is also Chairman of the Board of Cornell Graphics, Inc., a creative printing and packaging company. In addition, Mr. Shaifer is a member of the Board of Directors of MicroLeague Multimedia, Inc. ("MMI"), a reporting company that manufactures educational and computer game software products. Mr. Shaifer has been a director of MMI since 1989. Mr. Shaifer has been involved in financial and managerial positions in the printing industry since 1960.

  David Bray has served as Director of Sales for Industrial Automation Markets since June 1995. Prior to joining the Company, Mr. Bray was Manager of Western Region Operation of GEC/Alsthom. He joined GEC/Alsthom in 1968.

  Steve Mitchell has served as Director of Operations since February 1998. He joined the Company in October 1996 as Director of Manufacturing. Prior to joining the Company, Mr. Mitchell served as Director of Manufacturing of Kofax, which he joined in 1987.

  William Kosoff has served as Director of Business Development since February 1998. Mr. Kosoff was one of the original founders of the Company in 1984 and has served in various positions, including President and Chairman of the Board. Mr. Kosoff rejoined the Company after working for five years as founder and President of Blue Line Communications.

  Nelson Ngai has served as Director of Engineering since April 1998. Prior to joining the Company, he was Director of Engineering at CPI since 1995. Prior to that Mr. Ngai served as Manager of Engineering at Calcomp for three years. Mr. Ngai has over 20 years of experience in design and management in the modem industry.

  Currently, non-employee directors receive $500 per month for service on the Board of Directors or any committee thereof. Directors are reimbursed for their expenses for each meeting attended. Directors are eligible to participate in any and all employee benefit plans of the Company, including any stock option or stock purchase plans.

  Each officer of the Company serves at the discretion of the Board of Directors. Mr. Armani and Ms. Shashani were formerly husband and wife. There are no other family relationships between or among any other directors, officers or key employees of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities (the "10% Shareholders"), to file reports of ownership and changes of ownership with the Commission. Officers, directors and 10% Shareholders of the Company are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms so filed.

  Due to the financial difficulties the Company experienced in prior fiscal years, each of the Company's present Section 16 reporting persons failed to file a Form 3 upon become reporting persons and also failed to file a Form 4 with respect to their respective transactions in the Company's securities since becoming reporting persons. Each of Michael A. Armani, Shala Shashani and Carl Shaifer have prepared and executed a Form 3. Also, each of Michael A. Armani, Shala Shashani and Carl Shaifer have prepared and executed a late Form 4 with respect to three, five and two transactions, respectively. These Form 3s and Form 4s are scheduled to be filed with the Commission on or about July 16, 1998.

Item 10. Executive Compensation.

Summary Compensation Table

  The following table sets forth certain information with respect to compensation earned by the Company's Chief Executive Officer during the fiscal year ended March 31, 1998 and the fiscal year ended March 31, 1997. There are no other executive officers whose annual salary and bonus compensation exceeded $100,000.

                                                                          Long-Term
                                                                         Compensation
                                            Annual Compensation             Awards
                                     ----------------------------------     ------
                                                                          Securities
                                                         Other Annual     Underlying      All Other
         Name and                    Salary    Bonus    Compensation(1)     Options     Compensation
    Principal Position        Year     ($)      ($)           ($)             (#)            ($)
---------------------------   ----   -------   ------   ---------------   -----------   -------------
Michael A. Armani             1998   117,500    400            --              --             --
President, Chief              1997   120,000     --            --          3,000,000          --
 Executive Officer, Chief
 Financial Officer and
 Chairman of the Board

_______________
(1) The costs of certain benefits are not included because they did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus as reported above.

Option Exercises and Fiscal Year-End Values

     Shown below is information with respect to the number of shares of the Company's Common Stock acquired upon exercise of options, the value realized therefor, the number of unexercised options at March 31, 1998 and the value of unexercised in-the-money options at March 31, 1998 for the Company's Chief Executive Officer in the Summary Compensation Table above. The Company's Chief Executive Officer did not hold any stock appreciation rights during fiscal year 1998.

                                                        Number of Securities
                                                            Underlying
                                                            Unexercised              Value of Unexercised
                          Shares                         Options at Fiscal           In-the-Money Options
                       Acquired on       Value              Year-End (#)            at Fiscal Year-End ($)
        Name           Exercise (#)   Realized ($)   Exercisable/Unexercisable    Exercisable/Unexercisable
--------------------   ------------   ------------   -------------------------    -------------------------
Michael A. Armani            -              -                3,000,000/0                   $450,000/0

Employment Agreements

     The Company has not entered into any employment agreements with any of its employees. The Company's Board of Directors has approved an annual salary of $150,000 for Michael A. Armani, the Company's President, Chief Executive Officer and Chief Financial Officer, commencing January 1, 1998.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information regarding the beneficial ownership of the Common Stock of the Company as of July 10, 1998, by (i) each person known by the Company to own beneficially 5% or more of the outstanding Common Stock of the Company; (ii) each of the Company's directors; (iii) the executive officer named in the Summary Compensation Table; and (iv) all directors and executive officers of the Company as a group. The address of each person listed below is 26772 Vista Terrace Drive, Lake Forest, California 92630.

      Name and Address          Amount and Nature of Beneficial   Percent of Class
     of Beneficial Owner         Ownership of Common Stock(1)      of Common Stock
     -------------------         ----------------------------     ----------------
Michael A. Armani(2)(3)                     11,287,382                  25.6%

Shala Shashani(3)(4)                         9,787,382                  21.4%

Carl Shaifer(3)(5)                           1,414,833                   3.2%

All Directors and
Executive Officers of the
Company as a Group                          22,489,597                  49.2%
(3 persons) (6)

_______________
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Shares of Common Stock subject to options currently exercisable, or exercisable within 60 days after July 10, 1998, are deemed to be outstanding in calculating the percentage ownership of a person or group but are not deemed to be outstanding as to any other person or group.
(2)  Named executive officer of the Company.
(3)  Director of the Company.
(4) Includes 1,500,000 shares of Common Stock underlying options which are exercisable as of July 10, 1998 or within 60 days after such date and which options were issued to SMC Communications Group, Inc., a California corporation of which Ms. Shashani is sole director and sole shareholder. Also includes 2,000,000 shares held of record by Ms. Shashani's two children, Nima and Roxana Amini, the voting and investment power with respect to which shares is held by Ms. Shashani.
(5) Includes 1,089,833 shares held of record by Mr. Shaifer's wife, Kathryn G. Shaifer.
(6) Includes 1,500,000 shares of Common Stock underlying options which are exercisable as of July 10, 1998 or within 60 days after such date.

Item 12. Certain Relationships and Related Transactions.

     On January 21, 1992, the Company's Board of Directors met to discuss the current financial situation of the Company. At that meeting it became clear to the Board of Directors that unless funding could be obtained immediately, the Company would be forced to seek protection under the United States Bankruptcy Code. The Board of Directors reviewed two financing proposals and selected the proposal offered by SMC. Pursuant to the terms of the proposal, SMC agreed to provide the Company with at least $250,000 in exchange for shares of the Company's Common Stock representing 64.8% of the then outstanding shares of the Company's Common Stock. At a later meeting of the Board of Directors on January 24, 1992, the Board of Directors concluded that because of a number of factors including, among others, that SMC would also provide management consulting services to the Company in connection with the issuance of Common Stock to SMC, that the then current bid price of the Company's Common Stock was $0 and that independent brokers had considered the Common Stock to be without value, the Board of Directors ascribed a value of $.01 per share of Common Stock to be issued to SMC.

     At the time the Company selected the financing proposal by SMC, SMC was owned and controlled by Michael A. Armani, now the Company's President, Chief Executive Officer, Chief Financial Officer and one of its directors, and by Shala Shashani, now the Secretary and a director of the Company. Due to the limited number of authorized shares available at the time of the investment by SMC, the Company was unable to issue to SMC the 29,290,311 shares that were calculated by the Board of Directors to represent a 64.8% ownership interest in the Company. The Company did, however, issue 8,574,764 shares to SMC in December 1992 in connection with SMC's initial investment in the Company. Between September 1992 and September 1996, SMC's involvement with and investments in the Company were substantially greater than anticipated. By September 1996, SMC had invested a total of $609,899.33 in the Company, of which $549,190 plus accrued interest was owing to SMC.

     Due to its negative financial condition in the early 1990s, the Company experienced serious difficulties in obtaining payment terms from its suppliers. Consequently, in 1993 Ms. Shashani formed SMC Communications Group, Inc., which corporation had the sole purpose of assisting the Company in procuring parts and products. Early in 1994, one of the Company's vendors ceased supplying products that the Company marketed under the trade/model name of Hideaway. In March 1994, a license to manufacture the Hideaway products was acquired by SMC Communications Group, Inc. SMC Communications Group, Inc. expended substantial amounts to redesign the Hideaway products and tooling. Thereafter, the Company acquired its Hideaway products from SMC Communications Group, Inc. at prices approximating those that the Company would have otherwise had to expend with its previous vendor. The Company realizes an average gross profit of approximately $45 on the resale of each Hideaway. In addition, SMC Communications Group, Inc. from time to time acquired other goods and materials for the benefit of the Company, which were then incorporated into the Company's products. On most of these transactions, SMC Communications Group, Inc. charged a handling fee of 10%. The aggregate obligations for Hideaway and other goods and materials incurred to SMC Communications Group, Inc. through March 31, 1998 amounted to $787,370, of which the Company has paid $671,835. As of March 31, 1998, the amount of unpaid invoices for Hideaway and other products equaled $115,535. As part of an amended compromise agreement, the Company had agreed to pay this obligation in full in December 1999, and SMC further agreed to enter into a Technology Transfer Agreement whereby SMC transferred all right title and interest in and to the Hideaway products to the Company in exchange for an option to acquire 1,500,000 shares of the Company's Common Stock for $.10 per share.

     On September 15, 1993, the Company's Board of Directors approved a compensation package for Michael Armani which included a bonus of $60,000 for his services from January 1, 1992 to that date; a salary of $72,000 per annum effective April 1, 1993, with authority for increases to $120,000 per annum at unspecified later date(s); and future bonuses equal to 2% of the Company's annual gross profits. Amounts due under the package were deferred based on the financial condition of the Company, and an option good through December 31, 1996 to convert all or any portion of deferred salary, bonuses and any approved expenses to shares of Common Stock at the rate of $.01 per share was granted. Through December 31, 1995, Mr. Armani received certain advances against reimbursement of expenses as well as against the above compensation package. Since January 1, 1996, he has received a regular salary at the rate of $120,000 per annum. From April 1, 1993 through July 31, 1996, the total amount of payments to Mr. Armani other than salary amounted to $75,900. The Company and Mr. Armani have agreed that the total amount of deferred salary, bonuses and unpaid approved expenses as of July 31, 1996 amounted to $300,000, which Mr. Armani has agreed to convert to 3,000,000 shares of Common Stock and an option to acquire an additional 3,000,000 shares at $.01 per share. Mr. Armani exercised in July 1998. In addition, there have been advances between the Company and Mr. Armani during the year ended March 31, 1998 in the aggregate amount of $150,163 of which $53,126 has been credited to the amount due to Mr. Armani. As of March 31, 1998, Mr. Armani is indebted to the Company in the net amount of $97,037. Effective January 1, 1998, Mr. Armani's salary increased to $150,000 per annum.

     In 1994, the Company was ordered to vacate the premises upon which the Company's facilities are located as a result of a legal action between the Company and its landlord. To avoid a potentially serious disruption of the Company's activities that could have resulted from an eviction, SMC acquired the premises in July 1994 and leased them to the Company. As of March 31, 1998, the amount of unpaid rents due under this arrangement equaled $141,500. As part of the amended compromise agreement, the Company agreed to pay this obligation in full in December 1999.

     In May 1995, SMC established a credit card merchant account for the exclusive benefit of the Company. Through March 31, 1998, the Company has deposited into this account $10,901 in revenue received in the form of credit card charges. Funds deposited in that account are either transferred to the Company's other bank accounts or otherwise expended for its benefit. The results of the transactions through such account are included in the Company's financial statements.

     In September 1996, the Company, SMC and SMC Communications Group, Inc. entered into a compromise agreement and mutual release that reduced the number of shares of the Company's Common Stock that SMC was entitled to receive in connection with SMC's investments in the Company. The compromise agreement was amended in December 1997. Pursuant to the amended compromise agreement, 5,000,000 shares of the Company's Common Stock were issued to SMC and its assignees in March 1998 at a price of $.075 per share. As of March 31, 1998, the long-term debts of the Company to SMC and SMC Communications Group, Inc. were $391,500 and $115,535, respectively. Loans and obligations from SMC that remain unpaid after the amended compromise agreement are secured by the receivables, inventories and other assets of the Company pursuant to a security agreement with SMC that provides that, in addition to obligations then outstanding, subsequent advances are also secured.

     In November 1997, the Company loaned $30,000 to the Company's President and Chief Executive Officer, Michael A. Armani, pursuant to a promissory note which is due and payable on November 29, 1998, together with accrued interest at a rate of 7% per annum.

     The Company's executive offices occupy approximately 8,500 square feet of leased space at 26772 Vista Terrace Drive, Lake Forest, California 92630. The Company leases this space from SMC under a lease agreement with an initial lease term that expires on July 31, 1999 and an option to extend for an additional year. The annual rental presently is $54,000, but will be increased to $78,000 on August 1, 1998 under the terms of the lease and will be increased to $90,000 on August 1, 1999 if the Company exercises its one-year extension option.

Item 13. Exhibits and Reports on Form 8-K.

   (a)   Exhibits.

   3.1            Restated Articles of Incorporation of the Company

   3.2            Restated and Amended By-Laws of the Company

   4.1 Telenetics Corporation Stock Purchase Warrant between the Company and SMC Communications Group, Inc.

  10.1 Letter of Intent dated May 28, 1998 by and between Duquesne Light Company and the Company

  10.2 Subcontract dated June 10, 1998 between Sargent Electric Company and the Company

  10.3 Marketing and Technology Agreement dated July 13, 1998 by and between the Company and Duquesne Light Company

  10.4            Factoring Agreement made by and between Access Capital, Inc.
                  and the Company as of November 26, 1997

  10.5 Interparty Agreement dated November 26, 1997 by and between SMC Communications Group, Inc., Shala Shashani doing business as SMC Group and Access Capital, Inc.

  10.6 Amendment to Factoring Agreement made by and between Access Capital, Inc. and the Company as of January 31, 1998

  10.7 Amendment to Compromise Agreement and Mutual Release dated December 30, 1997 by and between the Company, SMC Communications Group, Inc. and Shala Shashani doing business as SMC Group

  10.8 Security Agreement dated December 31, 1997 by and between the Company and SMC Communications Group, Inc.

  10.9 Amendment to Security Agreement dated March 30, 1998 by and between the Company and SMC Group

  10.10 Technology Transfer Agreement dated October 29, 1997 by and between the Company and SMC Communications Group, Inc.

  10.11           Commercial Lease dated July 30, 1994 between SMC Group and the
                  Company

  27.1            Financial Data Schedule*

_____________
* To be filed by amendment.

  (b)    Reports on Form 8-K.

         None.

                             TELENETICS CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AND SCHEDULES



                                                                          Page
                                                                          ----

Report of Independent Auditor..........................................    F-2

Consolidated Financial Statements:

   Consolidated Balance Sheets as of March 31, 1998....................    F-3

   Consolidated Statements of Income for the years
   ended March 31, 1998 and 1997.......................................    F-4

   Consolidated Statements of Cash Flows for the years
   ended March 31, 1998 and 1997.......................................    F-5

   Consolidated Statements of Shareholders' Deficiency for the years
   ended March 31, 1998 and 1997.......................................    F-6

   Notes to Consolidated Financial Statements..........................    F-7

                         REPORT OF INDEPENDENT AUDITOR



To the Board of Directors
and Shareholders of
Telenetics Corporation


I have audited the accompanying balance sheets of Telenetics Corporation, a California corporation, as of March 31, 1998, and the statements of income, cash flows and shareholders' equity deficiency for the two years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations of Telenetics Corporation as of March 31, 1998, and the two years then ended in conformity with generally accepted accounting principles.



                              /S/GEORGE F. ROMBACH



Newport Beach, California
July 13, 1998

                             TELENETICS CORPORATION
                            a California corporation

                          Consolidated Balance Sheets
                                   __________


                                 March 31, 1998

                                     ASSETS
                                     ------

Current Assets:


  Cash                                                        $   11,338
  Receivables (Note 3)                                           629,830
  Inventories (Note 4)                                           592,675
                                                              ----------

     Total current assets                                      1,233,843

Property and Equipment, Net (Note 5)                              46,835

Other Assets (Note 6)                                              6,742
                                                              ----------

                                                              $1,287,420
                                                              ==========

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY
                    ----------------------------------------

Current Liabilities:

   Customer deposits                                        $      4,891
   Amounts due to factor (Note 9)                                680,739
   Accounts payable and accrued expenses                         519,750
   Convertible notes payable (Note 8)                            156,051
   Current portion of long term debt (Notes 10 and 12)           162,958
                                                            ------------

      Total current liabilities                                1,524,389

   Due to shareholders (Note 10)                                 527,189
   Capital leases (Note 12)                                       18,772
                                                            ------------

      Total Liabilities                                        2,070,350
                                                            ------------

Shareholders' deficiency:
   Common Stock, no par value; 100,000,000 shares
     authorized; 41,180,826 shares issued and
     outstanding (Note 13)                                    10,578,402
   Accumulated deficit                                       (11,361,332)
                                                            ------------

      Total shareholders' deficit                               (782,930)
                                                            ------------

      Total liabilities and shareholders' deficiency        $  1,287,420
                                                            ============


         The accompanying Notes are an integral part of this statement.

                             TELENETICS CORPORATION
                            a California corporation

                       Consolidated Statements of Income
                                   __________

                      Years ended March 31, 1998 and 1997


                                                         1998          1997
                                                      -----------   -----------

Net Revenue                                           $2,899,929    $2,302,812

Cost of Goods Sold                                     1,571,136     1,330,763
                                                      ----------    ----------

     Gross Profit                                      1,328,793       972,049
                                                      ----------    ----------

Operating Expenses:
  Salaries and related costs                             771,464       615,378
  Rents (Note 18)                                         61,780        74,543
  Shareholder costs                                       23,954        11,366
  Selling, general and administrative                    275,327       242,788
                                                      ----------    ----------

     Total Operating Expenses                          1,132,525       944,075
                                                      ----------    ----------
     Operating Income                                    196,268        27,974

Benefit from Relief of Indebtedness                       96,240       146,857

Restructuring Costs                                      (32,467)     (216,918)

Interest Expense (Net)                                  (165,587)      (96,333)
                                                      ----------    ----------

     Income Before Taxes                                  94,454      (138,420)

Provision for Taxes on Income at statutory rates             800           800
                                                      ----------    ----------

     Net Income (Loss)                                $   93,654    $ (139,220)
                                                      ==========    ==========

Net Income (Loss) per Common Share:
  Basic                                               $   0.0026    $  (0.0047)
                                                      ==========    ==========
  Diluted                                             $   0.0023    $  (0.0043)
                                                      ==========    ==========

Common Shares Used in Computing Net Income (Loss)
Per Common Share:
  Basic                                               35,807,566    29,396,730
                                                      ==========    ==========
  Diluted                                             40,307,566    32,396,730
                                                      ==========    ==========





         The accompanying Notes are an integral part of this statement.

                             TELENETICS CORPORATION
                            a California corporation

                     Consolidated Statements of Cash Flows
                                   __________

                      Years ended March 31, 1998 and 1997


                                                                   1998         1997
                                                                ----------   ----------

Cash flows from operating activities:
  Net Income                                                    $  93,654    $(139,220)
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                  9,782        4,771
     Benefits from debt relief                                    (92,533)    (146,857)
     Bonuses paid in stock                                          3,300        6,350

  (Increase) decrease in operating assets:
     Receivables                                                 (259,731)    (310,318)
     Inventories                                                  (19,500)    (131,175)

  Increase (decrease) in operating liabilities:
     Accounts payable and accrued expenses                       (530,267)     198,136
     Advances from factor, net                                    680,739       53,111
     Customer deposits                                                 16      (80,000)
                                                                ---------    ---------

  Net cash provided by (used in) operating activities            (114,540)    (545,202)
                                                                ---------    ---------

Cash flows from investing activities:
  Acquisition of property and equipment                           (32,957)     (10,419)
  Acquisition of other assets                                          --       (7,059)
                                                                ---------    ---------

  Net cash provided by (used in) investing activities             (32,957)     (17,478)
                                                                ---------    ---------

Cash flows from financing activities:
  Proceeds of convertible notes                                        --      659,000
  Judgment levy by Fredco Productions, Inc.                            --      (72,644)
  Proceeds of capital leases                                       18,772           --
  Loans from shareholders                                         161,464        5,000
  Reduction in notes payable                                      (40,000)     (10,000)
                                                                ---------    ---------

  Net cash provided by (used in) financing activities             140,236      581,356
                                                                ---------    ---------

Net increase (decrease) in cash and equivalents                    (7,261)      18,676

Cash and equivalents at beginning of period                        18,599          (77)
                                                                ---------    ---------

     Cash and equivalents at end of period                      $  11,338    $  18,599
                                                                =========    =========


         The accompanying Notes are an integral part of this statement.

                             TELENETICS CORPORATION
                            a California corporation

              Consolidated Statements of Shareholders' Deficiency
                                   __________

                      Years ended March 31, 1998 and 1997

                                         Common Stock
                                   -----------------------    Retained
                                     Number                   Earnings
                                   of Shares     Amount       (Deficit)       Total
                                   ----------  -----------   -----------      -----
Beginning Balances as of
 March 31, 1996                    24,890,826  $ 9,267,794  $(11,315,766)  $(2,047,972)

Common Stock issued for:

Employee bonuses                      330,000       3,300                        3,300

Conversion of notes payable and     5,975,000     516,026                      516,026
 related costs, net
 (Notes 7 and 8)

Acquisition of test equipment          10,000       6,025                        6,025

Settlement of accounts payable      3,020,000     323,000                      323,000
 (Note 18)

Net Income (loss) for the fiscal                                (139,220)     (139,220)
 year ended March 31, 1997

Beginning Balances as of
 March 31, 1997                    34,225,826  $10,116,145  $(11,454,986)  $(1,338,841)

Common Stock issued for:

Employee bonuses                      635,000        6,350                       6,350

Conversion of notes payable and     1,320,000      167,525                     167,525
 related costs, net (Notes 7 & 8)

Settlement of accounts payable      5,000,000      288,382                     288,382
 (Note 18)

Net Income (loss) for the fiscal
 year ended March 31, 1998                                        93,654        93,654

Balances, as of March 31, 1998     41,180,826  $10,578,402  $(11,361,332)  $  (782,930)
                                   ==========  ===========  ============   ===========

         The accompanying Notes are an integral part of this statement.

                            TELENETICS CORPORATION
                           a California corporation

                   Notes to Consolidated Financial Statements


Note 1.  Organization and presentation
         -----------------------------

         Organization - The Company is a corporation organized on June 8, 1984
         ------------
    under the laws of the State of California, and as of March 31, 1998 is in good standing thereunder.

         General nature of business activities - The Company's principal
         -------------------------------------
    business is the design, development, manufacture and marketing of modem and fiber optic equipment for industrial and utility automation applications where reliability of transmission results and the ability to operate under adverse environmental conditions is of primary concern. This market focus is a change from the Company's original concentration on general commercial applications, and is part of an overall program of restructuring the Company.

    Prior to the quarter ended December 31, 1996 the Company had not been able to realize any significant income from its operations. However, the Company's new market focus has realized strong gross profit margins and increased market acceptance, and management believes that profitable operations can be sustained in the future with the Company's present resources. Additional capital is required in order for the Company to provide adequate working capital for its operations in order to realize the full benefit of the present market focus and contract opportunities.

    During the year ended March 31, 1997, the Company successfully completed the reconstruction of records related to its financial position (balance sheet), and the implementation of computerized accounting and inventory control systems. The Company also continued its efforts to reconstruct the records of its operations and cash flows for the period from April 1, 1993 to July 31, 1996.

    Basis of presentation - The accompanying financial statements of the Company
    ---------------------
    have been prepared on a going-concern basis. That basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of conducting business operations. If the Company were unable to continue operations, the ability to realize its assets could be adversely impacted.

Note 2.  Summary of significant accounting policies
         ------------------------------------------

      The significant accounting policies followed by the Company are summarized below:

      Recognition of income - Revenue is recognized in the period in which the
      ---------------------
    Company delivers the merchandise which it has agreed to sell and the responsibility therefor has passed to the customer, provided that the customer has accepted same.

      Receivables - Receivables are stated at their net realizable value. Net
      -----------
    realizable value is equal to the gross amount of receivables less a provision for estimated amounts that may become uncollectible.

      Inventories - Inventories consisting principally of electronic component
      -----------
    parts for the Company's modem products and related items are valued at the lower of cost or market. The Company uses the first-in, first-out (FIFO) method for determining the cost of inventories.

      Property and Equipment - Property and equipment are carried at cost, net
      ----------------------
    of accumulated depreciation. Maintenance, repairs and minor renewals thereof are expensed as incurred. Technological upgrades that extend the life of an existing asset are capitalized. When properties or equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss on disposition is charged to earnings.

         ------------------------------------------

         Depreciation of property and equipment is computed by the straight-line method over their estimated useful lives.

         Intangible assets - Intangible assets are carried at costs incurred by
         -----------------
    the Company and have been amortized over their estimated useful lives on the straight-line method.

         Warranty - The Company passes through the warranties granted by
         -------
    manufacturers of the components of its products, which comprise the most significant component of the Company's potential exposure. An estimate of the amount required to cover the expense of supporting its products is charged against income at the time of sale.

         Foreign currency transactions - The Company records foreign currency
         -----------------------------
    transactional gains or losses resulting from differences in exchange rates between the date an invoice is recorded and the date of payment in the period that such gain or loss occurs. Such amounts have not been significant.

         Research and development - Costs incurred in connection with the
         ------------------------
    planned efforts of the Company to discover new information that will help create a new product, service, process or technique, or vastly improve one currently in use (research and development activities) are expensed and charged against operations in the period incurred.

         Troubled debt restructuring - A troubled debt restructuring is one in
         ---------------------------
    which a creditor allows a debtor concessions that would not normally be considered. In that regard, the Company has negotiated the restructure of substantial amounts of its obligations in exchange for the issuance, and promise of issuance, of its Common Stock and rights to acquire its Common Stock, as well as for discounted cash payments. When liabilities are satisfied in exchange for the issuance of the Company's corporate securities the effected liability accounts are relieved for the full carrying amount of the outstanding obligation and the appropriate capital accounts are credited for the fair value of the interest issued if such value is determinable. Any difference in the value of securities issued and the carrying amount of the debt is recognized as a gain in the period the restructuring is finalized. If the fair value of the securities cannot be reasonably determined separately, the value is deemed to be equal to the outstanding obligation. When liabilities are satisfied for cash on a discounted basis, the liability accounts are relieved for the carrying amount and the "discount" is recognized as a gain in the period(s) that best reflect the overall nature of the transaction and the circumstances surrounding the settlement. Legal fees and other costs resulting from restructuring troubled debt are expensed when incurred.

         Time barred claims - When obligations incurred by the Company are no
         ------------------
    longer legally enforceable as a consequence of any applicable statutes of limitations and management has determined that it is in the best interest of the Company not to pay such obligations, the respective liability accounts are relieved for the full carrying amount of the outstanding obligations and a gain recognized in the period in which such relief occurred.

         Federal income tax and California franchise tax - Provision for Federal
         -----------------------------------------------
    income tax and California franchise tax is made against income reported for financial statements purposes at the then prevailing rates. Such provision is made regardless of when the respective items are reported for tax purposes. Any timing differences between financial statement and income tax reporting are reflected as deferred income taxes. The impact on deferred income taxes resulting from any changes in tax rates is reported in the period of the rate change.

Note 3.   Receivables
          -----------

          Receivables as of March 31, 1998 are stated as follows:

          Gross trade accounts receivables             $553,793
            Less: allowance for doubtful accounts        21,000
                                                       --------
                                                        532,793

          Employee receivables (Note 18)                 97,037
                                                       --------
                                                       $629,830
                                                       ========

          As of March 31, 1998, trade accounts receivable are subject to the terms and conditions of the factoring agreement discussed in Note 9. and are pledged to secure that indebtedness. Receivables are also pledged to secure amounts due to SMC Group ("SMC") (Note 10).

Note 4.   Inventories
          -----------

          Inventories as of March 31, 1998 consist principally of parts and components of products currently in the process of production or held for the future production of products. There are no significant inventories of finished goods. Inventories are stated as follows:

          Gross inventories                            $627,675
            Less: allowance for obsolescence             35,000
                                                       --------
                                                       $592,675
                                                       ========

          Policies followed by the Company relating to inventories are set forth in Note 2. Inventories are pledged to secured amount due under the factoring agreement (Note 9) and SMC (Note 10).

Note 5.   Property and equipment
          ----------------------

          Property and equipment as of March 31, 1998 consisted principally of office furniture, fixtures and equipment, and electronic test equipment that was acquired prior to March 31, 1996, and for the most part was fully depreciated. However, the Company has not maintained complete records of the cost of the assets that remain, the effect of which is not material. The following summarizes property and equipment based on reconstructed information of earlier periods plus recent acquisitions:

          Cost:
            Furniture and fixtures                     $102,470
            Equipment                                    66,694
            Assets held under capital leases             32,957
                                                       --------
                                                        202,121
              Less: accumulated depreciation            155,286
                                                       --------
                                                       $ 46,835
                                                       ========

          Depreciation and other policies the Company applies as to property and equipment are set forth in Note 2. Depreciation expense for the years ended March 31, 1998 and 1997 amounted to $7,429 and $4,771, respectively. Property and equipment are pledged to secure amounts due under the factoring agreement (Note 9) and SMC (Note 10).

Note 6.   Other assets
          ------------

          Other assets as of March 31, 1998 consist of the following:

          Organizational costs                         $12,270
            Less: accumulated amortization              12,270
                                                       -------
                                                             0
                                                       -------

          Computer software costs                        7,060
            Less: accumulated amortization               2,353
                                                       -------
                                                         4,707
                                                       -------

          Deposits                                       2,035
                                                       -------
                                                       $ 6,742
                                                       =======

          Amortization expense for the years ended March 31, 1998 and 1997 amounted to $2,353 and $0 respectively.

          The Company previously carried intangible costs arising from the acquisition of assets of Tri-Data Systems, Inc. and Infotron Systems Corporation in the aggregate amount of $276,274, which have been fully amortized.

Note 7.   Notes Payable
          -------------

          Between July and October 1990 the Company issued, at par, $667,000 in notes which were due and payable one year from the date of issue and bore interest at the rate of 11% per annum. Holders of these notes also held warrants to acquire shares of the Company's common stock at the price of $1.00 per share, all of which have expired. During the fiscal year ended March 31, 1993, holders of $185,000 of those notes exchanged all of their rights thereunder for an aggregate of 1,742,752 shares of the Company's common stock; and a holder of a $100,000 note agreed to re-write his note extending the due date and reducing the rate of interest to 7 1/2% (see Note 10). The holders of $332,000 of those notes have allowed their rights to enforce the Company's obligations under these notes to expire. The relief of this obligation has been recorded as a reduction in the Company's accumulated losses from operations. The holder of the remaining $50,000 note filed an action against the Company in which a default judgment was entered. The Company settled the obligation under this remaining note, including any and all interest thereon, for the aggregate cash sum of $55,000 and the issuance of 400,000 shares of the Company's common stock. As of March 31, 1997, the Company's remaining obligation thereunder amounted to $40,000. As of March 31, 1998, this settlement has been fully satisfied.

Note 8.   Convertible Notes Payable
          -------------------------

          Between December 1995 and August 1996, the Company issued at par $890,000 in convertible notes. The notes bear interest at the rate of 7% per annum and are due and payable six months from the date of issuance. The holders of the notes had the right to convert their rights thereunder into shares of the Company's common stock at the rates of $0.10 to $0.25 per share of the original principal balance of the notes. As of March 31, 1998, the rights to these notes have expired. Holders of $730,000 of the notes converted or otherwise exchanged their notes at rates of $0.10 to $0.12 1/2 per share. The holders of the remaining $160,000 have not been converted. The holders of shares issued on the conversion of the notes have the right to "piggyback" the registration of their shares if, subsequent to such conversion, the Company registers any of its Common Stock. As of March 31, 1998, the rights to these notes have expired. The following summarizes the Company's transactions relating to, and obligations under, the convertible notes.

          Notes issued                                        $890,000
              Less: Notes converted                            730,000
                    Principal reductions                         9,617
                                                              --------
                                                               150,383

          Accrued interest                                       5,668
                                                              --------
                                                              $156,051
                                                              ========

Note 9.   Amounts due to factor
          ---------------------

          As of November 26, 1997, the Company entered into an agreement to factor its trade accounts receivable. The term of the agreement has been extended through August 31, 1998. Amounts due under the agreement are secured accounts receivable, inventory and a general assignment of assets. The agreement provides that the company may enter into a long term factoring arrangement, and that if it declines to do so, a terminating charge of approximately $35,000 will be payable by the Company. The termination fee has not been reflected as of March 31, 1998.

Note 10.  Shareholders' Loans
          -------------------

          As of March 31, 1998, the amounts owed by the Company on loans from shareholders are summarized as follows:

          SMC (Note 18)

              Principal                                       $531,617
              Accrued interest                                   5,278
                                                              --------
          Fred Curzio and Fredco Productions, Inc.            $536,895
              Stipulated judgment payable (Note 11)            144,504
                                                              --------
                                                               681,399
              Less: Current portion                            154,210
                                                              --------
                                                              $527,189
                                                              ========

          A revised stipulated judgment provides for the payment of the aggregate sum of $175,000 payable in installments, without interest, in the amount of $25,000 upon signing; $25,000 on April 1, 1998; twelve monthly installments of $10,000 commencing May 15, 1998; and a final installment of $5,000 on May 15, 1999. The settlement payments have been recorded at their present value at 7 1/2%.

          In September 1996, SMC Communications Group, Inc. and Shala Shashani doing business as SMC agreed to accept 5,000,000 shares of the Company's Common Stock and the cash sum of $200,000, payable in October 1996, in full satisfaction of the unpaid balance of advances and accrued interest thereon in the aggregate amount of $498,167 as well as the Company's obligations under an agreement to sell SMC 21,593,388 shares for the sum of $152,881. The agreement also provided for the payment of unpaid balances of rents and merchandise invoices (Note 18). However, in that this agreement was entered into based on the Company's representation of the settlement with Fred Curzio and Fredco Productions, Inc., this agreement was rescinded as a consequence of the repudiation by Fred Curzio and Fredco Productions, Inc. of their settlement. In December 1997, after the settlement of the Fredco/Curzio litigation (Note 11), the settlement with SMC et. al. was reinstated with the modification that the cash portion would be increased to $250,000 to compensate for the time delay, and all obligations due in cash are due and payable in December 1999.

          Loans and obligations from SMC that remain unpaid after the settlement are secured by the receivables, inventories and other assets of the Company, notice of which was duly recorded on February 20, 1992 by a UCC-1 financing statement, which was renewed on July 15, 1997. The Security Agreement with SMC provides that, in addition to obligations then outstanding, subsequent advances are also secured. This security interest is subordinated to the security interest under the factoring agreement (Note 9).

Note 11.  Fredco/Curzio litigation
          ------------------------

          In September 1996, Fred Curzio and Fredco Productions, Inc. agreed to accept 1,000,000 shares of Common Stock and the sum of $100,000 in full satisfaction of the unpaid balance of notes and loans payable.

          In December 1996, when the Company was on the verge of completing its restructuring and after Fred Curzio repudiated the settlement agreement. Thereafter Mr. Curzio and Fredco Productions commenced legal proceedings designed for them to take over control of the Company. Procedures included a levy on the Company's bank account when the Company was in the final stages of implementing an accounts receivable financing arrangement with its bank. As a result of the levy, $72,644 of Company's cash was taken, and its accounts receivable financing line was lost. The cash levied upon included funds that had not yet "cleared," and Fredco Productions, Inc. did not release or return the funds when they did not clear, which caused the Company's accounts to be overdrawn by $40,367, of which $21,377 remained outstanding as March 31, 1998. The receivable line would have provided capital for the Company's restructuring: the loss of the cash adversely affected the Company's short term working capital and operations, and the overdraft condition caused the Company to seek new banking relationships.

          The litigation activities of Fred Curzio and Fredco Productions, Inc. caused significant inconvenience and cost, and the Company's restructuring activities operations were impeded. The litigation matters were pending when Mr. Curzio died in August 1997. His estate stipulated to the settlement of all matters on terms consistent with the positions maintained by the Company's management. (See Note 10).

Note 12.  Capital leases
          --------------

          During the year ended March 31, 1998, the Company acquired under two capital leases certain computer and testing equipment having an aggregate cost of $32,957. The leases are due in monthly installment of $1,459 through July 1999. As of March 31, 1998, the outstanding balances aggregated $27,520, the current portion of which is $8,748.

Note 13.  Common Stock
          ------------

          The Common Stock has no par value and there are 100,000,000 shares authorized. At March 31, 1998, there were 39,840,826 shares issued and outstanding, and 1,340,000 shares were in the process of being issued and are for purposes of this financial statement deemed to be outstanding. The holders of the Company's Common Stock have full voting rights entitling them to one vote for each share on all matters voted upon by share holders, and to vote cumulatively in the election of directors. The shares are not subject to redemption or liability for further calls. Outstanding shares are validly issued, fully paid and non-assessable. Holders of the Common Stock do not have any rights to acquire additional shares of the Company's Common Stock or to convert any shares to other securities of the Company. They are entitled to receive, out of funds legally available, such dividends as may be declared by the Board of Directors. In the event of any liquidation or dissolution of the Company, the holders of Common Stock are entitled to share proportionately in the assets, if any, remaining after payment of all debts and liabilities.

Note 14.  Subsequent events
          -----------------

          Subsequent to March 31, 1998, the Company entered into a letter of intent to sell certain of its products to Duquesne Light Company ("Duquesne") in the approximate aggregate amount of $8,000,000, of which the Company has received a purchase order of approximately $1,000,000. The Company commenced shipments under this initial purchase order in July 1998 and expects to complete such shipments in August 1998. Duquesne has agreed to make advance payments aggregating $1,000,000. The advance payment is due in installments in the amount of $300,000 on June 10, 1998; $300,000 on or before July 17, 1998 subject to delivery of the first 530 units of product; and $400,000 on July 31, 1998 subject to the delivery of approximately an additional 900 units. The advance payments will be ratably credited against invoices for delivered products.

          On July 7, 1998, Michael Armani, the Company's Chief Executive Officer, exercised an option to purchase 3,000,000 shares of the Company's Common Stock at a price of $0.01 per share (Note 15).

Note 15.  Rights to Purchase Common Stock
          -------------------------------

          In connection with a settlement with Michael Armani, the Company's Chief Executive Officer, the Company issued an option to acquire 3,000,000 shares of common stock at the price of $0.01 per share which was to expire on December 31, 1999. This option was exercised on July 7, 1998.

Note 16.  Employee compensation and benefits
          ----------------------------------

          The Company has not adopted policies or plans covering employees' compensation for termination benefits, pension or profit sharing, or other such benefits. Payment of such benefits is determined on a case by case basis and is expensed in the period paid or incurred. No liability for future payments that may be incurred has been recorded.

          The Company has had two non-qualified Incentive Stock Option Plans. The first was adopted in 1984 and discontinued in 1987. The second was adopted in 1987 and was, by its terms, to expire in 1997, except that it was discontinued in March 1996. All unexercised options granted under these plans have expired.

          From time to time the Company has granted bonuses to employees in the form of its Common Stock (see Note 19).

Note 17.  Commitments and Contingencies
          ------------------------------

          As of March 31, 1998, the Company is obligated under two capital leases (see Note 12). The Company is not obligated under any other noncancellable leases. The facilities utilized by the Company are rented on a month-to-month basis from a related party (see Note 18).

          The Company is a defendant in various litigation matters arising from trade accounts payable and contractual commitments, the liability for which is included in accounts payable and accrued expenses (see also
          Note 11).

          In March 1998, the Company entered into a contract [agreement in principal] with General Electric to provide certain of the Company's products to GE in support of its contract with China Light & Power. The revenue under this contract is expected to aggregate $1,800,000. Shipments under the contract commenced in March 1998.

Note 18.  Related Party Transactions
          --------------------------

          In 1992, a controlling interest in the Company's common stock was acquired by SMC, an entity which is owned and controlled by Shala Shashani, a director of the Company, and in which Michael Armani, the Chief Executive Officer and a director of the Company, has an interest to the extent SMC holds or acquires shares of the Company's Common Stock. The transaction occurred after the Company failed to conclude various merger and sales transactions, and at a time that the Company was insolvent, had a negative net worth and was financially unable to continue operations. The terms of the transaction approximated those of the last failed merger transaction, but also included an issuance of 2,169,653 shares of Common Stock in satisfaction of services valued at $15,361, which were rendered in connection with the unsuccessful merger and sales transactions.

          SMC has advanced funds to the Company in the total amount of $856,272, of which $45,348 has been applied to the acquisition of 6,405,111 shares of Common Stock pursuant to the above referenced transaction, and $386,700 has been repaid. Interest has been accrued at the rate of 7% per annum (see Note 10). The advances are secured by the Company's receivables, inventories and other tangible assets. Pursuant to the terms of the above-referenced acquisition agreement with SMC, there are an additional 21,593,388 shares of Common Stock which were to have been issued in consideration of $152,881 of these advances. In September 1996, SMC agreed to accept 5,000,000 shares of Common Stock and the sum of $250,000 in full satisfaction of the unpaid balance of advances and the Company's obligations under the acquisition agreement. This settlement agreement was rescinded when Fred Curzio repudiated his settlement agreement, which had been entered into concurrently with the SMC agreement (see Notes 10 and 11).

          In July 1994, SMC acquired the real property that the Company utilizes as its principal facilities. At that time, the Company's obligation for monthly rental was $4,133, and the Company was seven months in arrears in rental payments. Between August 1994 and July 1996, the Company secured the use of the facilities from SMC for the promise to pay a monthly rental of $3,500, of which one month has been paid, certain improvements to the property in the approximate amount of $37,500, and the use by SMC of two offices with certain receptionist services. As of September 1996, the monthly rental payment increased to $4,500. As of March 31, 1998, the amount of unpaid rents due under this arrangement equaled $141,500. As part of the reinstated settlement agreement, the Company had agreed to pay this obligation in full in December 1999.

          In May 1995, SMC established a credit card merchant account for the exclusive benefit of the Company. Through March 31, 1998, the Company has deposited into this account $10,901 in revenue received in the form of credit card charges. Funds deposited in that account are either transferred to the Company's other bank accounts or otherwise expended for its benefit. The results of the transactions through such account are included in the Company's financial statements.

          Early in 1994, one of the Company's vendors ceased supplying products that the Company marketed under the trade/model name of Hideaway. In March 1994, a license to manufacture the Hideaway products was acquired by SMC Communications Group, Inc., a California corporation formed by Shala Shashani for that purpose. (SMC Communications Group, Inc. is an entity separate and distinct from SMC discussed above). At that time, the Company had no ability to acquire those rights. SMC Communications Group, Inc. expended substantial amounts to redesign the Hideaway products and tooling. Thereafter, the Company acquired its Hideaway products from SMC Communications Group, Inc. at prices approximating those that the Company would have otherwise had to expend with its previous vendor. The Company realizes an average gross profit of approximately $45 on the resale of each Hideaway. In addition, SMC Communications Group, Inc. from time to time acquired other goods and materials for the benefit of the Company, which were then incorporated into the Company's products. On most of these transactions, SMC Communications Group, Inc. charged a handling fee of 10%. The aggregate obligations for Hideaway and other goods and materials incurred to SMC Communications Group, Inc. through March 31, 1998 amounted to $787,370, of which the Company has paid $671,835. As of March 31, 1998, the amount of unpaid invoices for Hideaway and other products equaled $115,535. As part of the reinstated settlement agreement, the Company had agreed to pay this obligation in full in December 1999, and SMC further agreed to enter into a Technology Transfer Agreement whereby SMC transferred all right title and interest in and to the Hideaway products to the Company in exchange for an option to acquire 1,500,000 shares of the Company's Common Stock for $0.25 per share.

          On September 15, 1993, the Company's Board of Directors approved a compensation package for Michael Armani which included a bonus of $60,000 for his services from January 1, 1992 to that date; a salary of

          $72,000 per annum effective April 1, 1993, with authority for increases to $120,000 per annum at unspecified later date(s); and future bonuses equal to 2% of the Company's annual gross profits. Amounts due under the package were deferred based on the financial condition of the Company, and an option good through December 31, 1996 to convert all or any portion of deferred salary, bonuses and any approved expenses to shares of Common Stock at the rate of $0.01 per share was granted. Through December 31, 1995, Mr. Armani received certain advances against reimbursement of expenses as well as against the above compensation package. Since January 1, 1996, he has received a regular salary at the rate of $120,000 per annum. From April 1, 1993 through July 31, 1996, the total amount of payments to Mr. Armani other than salary amounted to $75,900. The Company and Mr. Armani have agreed that the total amount of deferred salary, bonuses and unpaid approved expenses as of July 31, 1996 amounted to $300,000, which Mr. Armani has agreed to convert to 3,000,000 shares of Common Stock and an option to acquire an additional 3,000,000 shares at $0.01 per share. Mr. Armani exercised in July 1998. In addition there have been advances between the Company and Mr. Armani during the year ended March 31, 1998 in the aggregate amount of $150,163 of which $53,126 has been credited to the amount due to Mr. Armani. As of March 31, 1998, Mr. Armani is indebted to the Company in the net amount of $97,037.

Note 19.  Non-Cash Transactions
          ---------------------

          In December 1997, the Company approved the issuance of 635,000 shares of Common Stock as a bonus to ten employees. For financial statement purposes these transactions are valued at $0.01 per share.

Note 20.  Income tax carryforwards and credits
          ------------------------------------

          For income tax purposes, the Company has substantial Federal and California net operating loss carryforwards. Due to changes in the ownership of the Company's Common Stock in the fiscal years ended March 31, 1988 and 1993, certain limitations and restrictions on the utilization of these loss carryforwards will apply. The utilization of net operating loss carryforwards will be presented as a reduction of the provision for income taxes. In addition, the Company has research and development and investment tax credit carryforwards.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TELENETICS CORPORATION


Dated: July 13, 1998                   By: /s/ MICHAEL A. ARMANI
                                           -------------------------------------
                                               Michael A. Armani
                                               Chairman of the Board, President,
                                               Chief Executive Officer and Chief
                                               Financial Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Name                            Title                        Date
          ----                            -----                        ----

/s/ MICHAEL A. ARMANI        Chairman of the Board, President,     July 13, 1998
------------------------     Chief Executive Officer, Chief
Michael A. Armani            Financial Officer and Director
                             (principal executive officer and
                             principal accounting officer)


/s/ SHALA SHASHANI           Secretary and Director                July 13, 1998
------------------------
Shala Shashani


/s/ CARL SHAIFER             Director                              July 13, 1998
------------------------
Carl Shaifer

                                 EXHIBIT INDEX


Exhibit No.    Description
-----------    -----------

 3.1           Restated Articles of Incorporation of the Company

 3.2           Restated and Amended By-Laws of the Company

 4.1 Telenetics Corporation Stock Purchase Warrant between the Company and SMC Communications Group, Inc.

10.1 Letter of Intent dated May 28, 1998 by and between Duquesne Light Company and the Company

10.2 Subcontract dated June 10, 1998 between Sargent Electric Company and the Company

10.3 Marketing and Technology Agreement dated July 13, 1998 by and between the Company and Duquesne Light Company

10.4           Factoring Agreement made by and between Access Capital, Inc.
               and the Company as of November 26, 1997

10.5 Interparty Agreement dated November 26, 1997 by and between SMC Communications Group, Inc., Shala Shashani doing business as SMC Group and Access Capital, Inc.

10.6 Amendment to Factoring Agreement made by and between Access Capital, Inc. and the Company as of January 31, 1998

10.7 Amendment to Compromise Agreement and Mutual Release dated December 30, 1997 by and between the Company, SMC Communications Group, Inc. and Shala Shashani doing business as SMC Group

10.8 Security Agreement dated December 31, 1997 by and between the Company and SMC Communications Group, Inc.

10.9 Amendment to Security Agreement dated March 30, 1998 by and between the Company and SMC Group

10.10 Technology Transfer Agreement dated October 29, 1997 by and between the Company and SMC Communications Group, Inc.

10.11          Commercial Lease dated July 30, 1994 between SMC Group and the
               Company

27.1           Financial Data Schedule*

____________
*To be filed by amendment.