Form 10QSB
period 1998-06-30
TELENETICS CORP
filed 1998-08-19
CIK 810018

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1998

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


                           26772 Vista Terrace Drive
                         Lake Forest, California 92630
                    (Address of principal executive offices)


                  Issuer's telephone number:   (949) 455-4000



  Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

     The number of shares outstanding of the registrant's only class of Common Stock, no par value per share, was 44,180,826 on August 11, 1998.

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                             TELENETICS CORPORATION
                            a California corporation

                          Consolidated Balance Sheets
                                  (Unaudited)
                                  ___________

                                 June 30, 1998

                                     ASSETS
                                     ------
Current Assets:
  Cash                                                         $    113,133
  Receivables                                                     1,168,928
  Inventories                                                       550,675
                                                               ------------

     Total current assets                                         1,832,736

Property and Equipment, Net                                          75,253

Other Assets                                                          6,742
                                                               ------------
                                                               $  1,914,731
                                                               ============

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY
                    ----------------------------------------

Current Liabilities:
   Customer deposits                                           $    110,041
   Billed but unearned revenue                                      507,250
   Amounts due to factor                                            635,935
   Accounts payable and accrued expenses                            520,777
   Convertible notes payable                                        152,086
   Current portion of long term debt                                163,000
                                                               ------------

      Total current liabilities                                   2,089,089

   Due to shareholders                                              499,241
   Capital leases                                                    18,500
                                                               ------------

      Total Liabilities                                           2,606,830
                                                               ------------

Shareholders' deficiency:
   Common Stock, no par value; 100,000,000 shares
     authorized; 41,180,826 shares issued and outstanding        10,578,402
   Accumulated deficit                                          (11,270,501)
                                                               ------------

      Total shareholders' deficit                                  (692,099)
                                                               ------------

      Total liabilities and shareholders' deficiency           $  1,914,731
                                                               ============

         The accompanying Notes are an integral part of this statement.

                             TELENETICS CORPORATION
                            a California corporation

                       Consolidated Statements of Income
                                  (Unaudited)
                                  ___________

                                                   Three Months    Three Months
                                                  Ended June 30,  Ended June 30,
                                                       1998           1997
                                                  -------------   -------------

Net Revenue                                         $   910,694     $   814,858

Cost of Goods Sold                                      405,802         459,802
                                                    -----------     -----------

     Gross Profit                                       504,892         355,056
                                                    -----------     -----------

Operating Expenses:
  Salaries and related costs                            234,298         180,184
  Rents                                                  13,500          13,500
  Shareholder costs                                      27,500           1,200
  Selling, general and administrative                   104,545          67,955
                                                    -----------     -----------

     Total Operating Expenses                           379,843         262,839
                                                    -----------     -----------
     Operating Income                                   125,049          92,217

Benefit from Relief of Indebtedness                           -          22,100

Restructuring Costs                                           -          (7,563)

Interest Expense (Net)                                  (33,419)        (16,948)
                                                    -----------     -----------

     Income Before Taxes                                 91,630          89,806

Provision for Taxes on Income at statutory rates            800             800
                                                    -----------     -----------

     Net Income                                     $    90,830     $    89,006
                                                    ===========     ===========

Net Income per Common Share:
  Basic                                             $    0.0022     $    0.0026
                                                    ===========     ===========
  Diluted                                           $    0.0019     $    0.0024
                                                    ===========     ===========

Common Shares Used in Computing Net Income
 Per Common Share:
  Basic                                              41,180,826      34,225,826
                                                    ===========     ===========
  Diluted                                            46,680,826      37,225,826
                                                    ===========     ===========




         The accompanying Notes are an integral part of this statement.

                             TELENETICS CORPORATION
                            a California corporation

                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                  ___________

                                                                 Three Months      Three Months
                                                                Ended June 30,    Ended June 30,
                                                                     1998              1997
                                                                --------------    --------------
Cash flows from operating activities:
  Net Income                                                         $  90,830         $  89,006
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                       2,006             2,451
     Benefits from debt relief                                               -           (22,100)

  (Increase) decrease in operating assets:
     Receivables                                                      (539,098)           12,889
     Inventories                                                        42,000            87,000

  Increase (decrease) in operating liabilities:
     Accounts payable and accrued expenses                               1,028          (138,765)
     Advances from factor, net                                         (44,804)                -
     Billed but unearned revenue                                       507,250                 -
     Customer deposits                                                 105,150                 -
                                                                     ---------         ---------

  Net cash provided by (used in) operating activities                  164,362            30,481
                                                                     ---------         ---------

Cash flows from investing activities:
  Acquisition of property and equipment                                (30,424)          (25,383)

  Net cash provided by (used in) investing activities                  (30,424)          (25,383)
                                                                     ---------         ---------

Cash flows from financing activities:
  Reduction in long term debt                                          (28,178)            9,798
  Reduction in notes payable                                            (3,965)          (13,250)
                                                                     ---------         ---------

  Net cash provided by (used in) financing activities                  (32,143)           (3,452)
                                                                     ---------         ---------

Net increase (decrease) in cash and equivalents                        101,795             1,646

Cash and equivalents at beginning of period                             11,338            18,599
                                                                     ---------         ---------

     Cash and equivalents at end of period                           $ 113,133         $  20,245
                                                                     =========         =========


         The accompanying Notes are an integral part of this statement.

                            TELENETICS CORPORATION
                            a California corporation

                   Notes to Consolidated Financial Statements


Note 1.   Basis of Presentation
          ---------------------

  The consolidated financial statements included herein have been prepared by Telenetics Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's consolidated financial statements for the year ended March 31, 1998. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year ended March 31, 1999.

Note 2.  Income Per Common Share
         -----------------------

   Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-QSB. Except for the historical information contained herein, the following discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Quarterly Report on Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear herein. See "Forward Looking Statements; Cautionary Statement." The Company's actual results may differ materially from the results discussed in the forward-looking statements.

Overview

  The Company is in the business of designing and manufacturing high quality, industrial grade modems, fiber optic drivers and radio modems within the industrial automation industry. The Company is also active in the design and manufacture of customized modem products for manufacturers of utility meters, remote terminal units, electric relays, flow measurement devices, traffic controllers and for companies within the oil and gas industry. In addition to the Company's primary focus on the industrial automation market, the Company plans to expand into several other markets that have similar requirements for the type of specialized modems the Company designs, such as transportation, lottery and gaming, vending machine automation, security, point of sales and automated teller machines, telemedicine and military applications.

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

Results of Operations

  The following discussion and analysis addresses the results of the Company's operations for the three months ended June 30, 1998, as compared to the Company's results of operations for the three months ended June 30, 1997.

  Revenues. Net revenues for the quarter ended June 30, 1998 were $910,694 as compared to $814,858 for the quarter ended June 30, 1997, an increase of $95,836 or approximately 12%. This increase in revenues was primarily a result of the Company's increased volumes of sales, primarily due to purchases by Duquesne Light Company ("Duquesne"), GE/Harris and Bristol Babcock.

  Cost of Goods Sold. Cost of goods sold decreased by $54,000, or approximately 11.7%, to $405,802 during the quarter ended June 30, 1998 from $459,802 during the quarter ended June 30, 1997. The decrease in cost of goods sold resulted from increased efficiency in procurement and manufacturing processes and the Company's ability to obtain greater discounts from its major vendors.

  Operating expenses. Salaries and related costs increased by $54,114 or approximately 30%, to $234,298 during the quarter ended June 30, 1998 from $180,184 during the quarter ended June 30, 1997. The increase in salaries and related costs resulted from the hiring of additional engineering, manufacturing, quality control and customer support personnel during the quarter ended June 30, 1998.

  Shareholder costs, consisting primarily of payments to professionals in connection with the preparation of the Company's annual report on Form 10-KSB, increased by $26,300 to $27,500 for the quarter ended June 30, 1998 from $1,200 for the quarter ended June 30, 1997.

  Selling, general and administrative expenses increased by $36,590, or approximately 54%, to $104,545 during the quarter ended June 30, 1998 from $67,955 during the quarter ended June 30, 1997. The increase in selling, general and administrative expenses resulted primarily from an increase in sales and marketing expenses.

  Interest expense (net). Interest expense during the quarter ended June 30, 1998 increased by $16,471 or approximately 97%, to $33,419, or 3.7% of net revenue, from $16,948, or 2.1% of net revenue, during the quarter ended June 30, 1997. The increase is a result of higher levels of borrowing during the quarter ended June 30, 1998 attributable to borrowings under the Company's factoring arrangement. While the Company intends to repay some or all of the amounts of such indebtedness out of future cash flow from operations, management's internal cash projections estimate that such borrowings may remain outstanding for the foreseeable future.

  Income Taxes. The Company incurred a provision for income taxes in the amount of $800 for each of the quarters ended June 30, 1998 and 1997, which amount reflects the payment of the minimum tax of $800 imposed by the California Franchise Tax Board on domestic corporations and no federal income tax payment. Management of the Company anticipates that the provision for income taxes will increase significantly in the future as net revenue increases and the Company's net operating loss carry forward is fully utilized.

  Net income. Net income during the quarter ended June 30, 1998 was $91,630 as compared to a net income during the quarter ended June 30, 1997 of $89,806.

Liquidity and Capital Resources

  As of June 30, 1998, the Company had a negative working capital of $258,353 and an accumulated deficit of $11,270,501. As of that date, the Company's principal sources of liquidity consisted of $113,133 in cash and $1,168,928 in receivables. As of July 31, 1998, the Company had approximately $2.6 million in backlog orders for its products.

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

Year 2000 Compliance

  The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

Looking Ahead

  Set forth below are major highlights of the Company's business plan for fiscal 1999. Management believes that the significant upward trend in increased sales and bookings as well as cost reductions that began in the last quarter of fiscal 1998 will continue through fiscal 1999.

  During fiscal 1999 a significant portion of revenues will be realized from those opportunities that were uncovered and developed during fiscal 1998. Some of these developments are as follows:

  . Strategic Relationship with Duquesne. The Company anticipates receiving orders in the approximate value of $8 million from Duquesne during fiscal 1999. The Company expects that all units under this purchase order are to be shipped before December 1998. The Company received the first portion of this order for approximately $1 million in June 1998 and has commenced shipment of products. In August 1998, the initial $1 million order was increased to $1.64 million.

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

  . China Light & Power Agreement in Principal. The Company anticipates shipping during fiscal 1999 approximately $1 million in specially designed products to China Light & Power ("CLP") through a blanket purchase order it has received from GE/Harris. The Company commenced shipments in March 1998, based upon an agreement in principal reached between the Company and CLP. A definitive agreement is currently under negotiation.

  . Existing Major Customers. The Company anticipates that its general business with its major customers will continue to grow in fiscal 1999. During the quarter ended June 30, 1998, the Company's top ten customers were responsible for approximately $728,900 of or approximately 80% of total net revenues. The Company anticipates this trend will continue in the future.

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

  . International Business. The Company anticipates a significant increase in international business. Current opportunities in China, Mexico, India, Spain and several other countries that the Company has been involved with may result in approximately $1 million of additional revenues during the next 18 months. For example, in August 1998 the Company was selected by Bailey Network Management as the exclusive supplier of industrial modem racks for a major utility automation project for Mexico's electric utility, Comision Federal de Electricidad.

Forward-Looking Statements; Cautionary Statement

  Certain of the statements contained in this report, including those under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and especially those contained under "Liquidity and Capital Resources" and "Looking Ahead," are "forward-looking statements" that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-QSB, risks associated with managing the Company's growth, as well as those factors discussed in "Risk Factors" described in Item 6 of the Company's Form 10-KSB for the year ended March 31, 1998. While the Company believes that these statements are accurate, the Company's business is dependent upon general economic conditions and various conditions specific to the modem and data communications industry, and future trends and results cannot be predicted with certainty. In particular:

  . Although the Company has received a $1.64 million purchase order from Duquesne (through its subcontractor, Sargent Electric Company) and anticipates additional purchase orders in the aggregate amount of approximately $6,360,000, there can be no assurance that such anticipated additional purchase orders will be placed as expected. Furthermore, the Company's Omega(TM) AMR Communication Interface Cabinets which are the subject of this purchase order, are new products of the Company. Accordingly, there can be no assurance that the Company will not incur significant technical problems or application issues that may delay the shipments.

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

  . As of August 1998, there are no national standards approved for data communication and data acquisition within the transportation industry. Although the Company believes that its products will adapt to any new standards, lack of such procedures may delay orders or adversely affect shipments.

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

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities and Use of Proceeds.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               27.1  Financial Data Schedule.*

          (b)  Reports on Form 8-K.

               None.

_________
  * To be filed by amendment.

                                   SIGNATURES

  In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TELENETICS CORPORATION


Dated: August 18, 1998          By: /S/  MICHAEL A. ARMANI
                                    --------------------------------------------
                                         Michael A. Armani
                                         Chairman of the Board, President, Chief
                                         Executive Officer and Chief Financial
                                         Officer (principal financial and
                                         accounting officer)

                                 EXHIBIT INDEX


Exhibit No.    Description
-----------    -----------

27.1           Financial Data Schedule*

____________
  *To be filed by amendment.