Form 10QSB
period 1998-09-30
TELENETICS CORP
filed 1998-11-17
CIK 810018

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1998

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



  Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

     The number of shares outstanding of the registrant's only class of Common Stock, no par value per share, was 44,180,826 on November 13, 1998.

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

                              September 30, 1998

                                     ASSETS
                                     ------
Current Assets:
  Cash                                                         $     11,692
  Receivables                                                       894,630
  Inventories                                                       823,175
                                                               ------------

     Total current assets                                         1,729,497

Property and Equipment, Net                                          82,124

Other Assets                                                          5,589
                                                               ------------
                                                               $  1,817,210
                                                               ============

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY
                    ----------------------------------------

Current Liabilities:
   Amounts due to factor                                       $    718,521
   Accounts payable and accrued expenses                            688,031
   Notes payable                                                    219,562
   Convertible notes payable                                        147,139
   Current portion of long term debt                                 76,328
                                                               ------------

      Total current liabilities                                   1,849,581

   Due to shareholders                                              530,065
   Capital leases                                                    13,060
                                                               ------------

      Total Liabilities                                           2,392,706
                                                               ------------

Shareholders' deficiency:
   Common Stock, no par value; 100,000,000 shares
     authorized; 44,180,826 shares issued and outstanding        10,608,402
   Accumulated deficit                                          (11,183,898)
                                                               ------------

      Total shareholders' deficit                                  (575,496)
                                                               ------------

      Total liabilities and shareholders' deficiency           $  1,817,210
                                                               ============

         The accompanying Notes are an integral part of this statement.

                             TELENETICS CORPORATION
                            a California corporation

                       Consolidated Statements of Income
                                  (Unaudited)
                                  ___________

                                                  Three Months          Three Months          Six Months           Six Months
                                               Ended September 30,   Ended September 30,   Ended September 30,  Ended September30,
                                                      1998                  1997                 1998                 1997
                                               -------------------   -------------------   -------------------  ------------------

Net Revenue                                            $ 1,119,403           $   413,483           $ 2,030,097         $ 1,228,341

Cost of Goods Sold                                         533,232               233,408               939,034             693,210
                                                       -----------           -----------           -----------         -----------

     Gross Profit                                          586,171               180,075             1,091,063             535,131
                                                       -----------           -----------           -----------         -----------

Operating Expenses:
  Salaries and related costs                               258,916               172,172               493,214             352,356
  Rents                                                     17,500                13,500                31,000              27,000
  Shareholder costs                                          2,824                 6,210                30,324               7,410
  Selling, general and administrative                      175,987                80,930               280,532             148,885
                                                       -----------           -----------           -----------         -----------

     Total Operating Expenses                              455,227               272,812               835,070             535,651
                                                       -----------           -----------           -----------         -----------
     Operating Income (loss)                               130,944               (92,737)              255,993                (520)

Benefit from Relief of Indebtedness                             --                (7,000)                   --              15,100

Restructuring Costs                                             --               (18,892)                   --             (26,455

Interest Expense (Net)                                     (44,340)              (15,446)              (77,759)            (32,394)
                                                       -----------           -----------           -----------         -----------

     Income (loss) Before Taxes                             86,604              (134,075)              178,234             (44,269)

Provision for Taxes on Income at statutory rates                --                    --                   800                 800
                                                       -----------           -----------           -----------         -----------

     Net Income (loss)                                 $    86,604           $  (134,075)          $   177,434         $   (45,069)
                                                       ===========           ===========           ===========         ===========

Net Income per Common Share:
  Basic                                                $    0.0020           $   (0.0039)          $    0.0042         $   (0.0013)
                                                       ===========           ===========           ===========         ===========
  Diluted                                              $    0.0019           $   (0.0036)          $    0.0038         $   (0.0012)
                                                       ===========           ===========           ===========         ===========

Common Shares Used in Computing Net Income
 Per Common Share:
  Basic                                                 44,047,493            34,225,826            42,564,159          34,225,826
                                                       ===========           ===========           ===========         ===========
  Diluted                                               46,680,826            37,225,826            46,680,826          37,225,826
                                                       ===========           ===========           ===========         ===========




         The accompanying Notes are an integral part of this statement.

                             TELENETICS CORPORATION
                            a California corporation

                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                  ___________

                                                                Six Months             Six Months
                                                            Ended September 30,    Ended September 30,
                                                                   1998                   1997
                                                            ------------------     ------------------
Cash flows from operating activities:
  Net Income                                                         $ 177,434              $ (45,069)
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                       7,126                  4,902
     Benefits from debt relief                                               -                (15,100)

  (Increase) decrease in operating assets:
     Receivables                                                      (234,800)               100,210
     Inventories                                                      (230,500)               (59,500)

  Increase (decrease) in operating liabilities:
     Accounts payable and accrued expenses                             168,257                (98,751)
     Advances from factor, net                                          37,782                      -
     Customer deposits                                                  (4,891)                75,016
                                                                     ---------              ---------

  Net cash provided by (used in) operating activities                  (79,592)               (38,292)
                                                                     ---------              ---------

Cash flows from investing activities:
  Acquisition of property and equipment                                (41,238)               (32,957)
                                                                     ---------              ---------
  Net cash provided by (used in) investing activities                  (41,238)               (32,957)
                                                                     ---------              ---------

Cash flows from financing activities:
  Increase (Reduction) in long term debt                               (89,466)                24,212
  Increase in notes payable                                            210,650                  6,808
                                                                     ---------              ---------

  Net cash provided by financing activities                            121,184                 31,020
                                                                     ---------              ---------

Net increase (decrease) in cash and equivalents                            354                (40,229)

Cash and equivalents at beginning of period                             11,338                 18,599
                                                                     ---------              ---------

     Cash and equivalents at end of period                           $  11,692              $ (21,630)
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

                            TELENETICS CORPORATION
                            a California corporation

                   Notes to Consolidated Financial Statements


Note 1.   Basis of Presentation
          ---------------------

  The consolidated financial statements included herein have been prepared by Telenetics Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's consolidated financial statements for the year ended March 31, 1998. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the six months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year ended March 31, 1999.

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

Results of Operations

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

  The following discussion and analysis addresses the results of the Company's operations for the three months ended September 30, 1998, as compared to the Company's results of operations for the three months ended September 30, 1997.

  Revenues. Net revenues for the three months ended September 30, 1998 were $1,119,403 as compared to $413,483 for the three months ended September 30, 1997, an increase of $705,920 or approximately 171%. This increase in revenues was primarily a result of the Company's increased volumes of sales, primarily due to purchases by Duquesne Light Company ("Duquesne"), GE/Harris, and Bailey Network Systems.

  Cost of Goods Sold. Cost of goods sold increased by $299,824, or approximately 128%, to $533,232 during the three months ended September 30, 1998 from $233,408 during the three months ended September 30, 1997. The increase in cost of goods sold resulted from a significant increase in volume of sales and corresponding increase in purchases of components from vendors, partially offset by an increased efficiency in procurement and manufacturing processes and the Company's ability to obtain greater discounts from its major vendors.

  Operating expenses. Salaries and related costs increased by $86,744, or approximately 50%, to $258,916 during the three months ended September 30, 1998 from $172,172 during the three months ended September 30, 1997. The increase in salaries and related costs resulted from the hiring of additional engineering, manufacturing and quality control and customer support personnel during the three months ended September 30, 1998.

  Shareholder costs, consisting primarily of payments to professionals, decreased by $3,386 to $2,824 for the three months ended September 30, 1998 from $6,210 for the three months ended September 30, 1997. However, the Company generally anticipates shareholder costs to increase in future periods due to increased payments to professionals primarily as a result of the recent resumption by the Company of its obligation to file reports and statements with the Securities and Exchange Commission and an increase in contractual relationships entered into with vendors and customers.

  Selling, general and administrative expenses increased by $95,057, or approximately 117%, to $175,987 during the three months ended September 30, 1998 from $80,930 during the three months ended September 30, 1997. The increase in selling, general and administrative expenses resulted primarily from an increase in sales and marketing expenses.

  Interest expense (net). Interest expense during the three months ended September 30, 1998 increased by $28,894, or approximately 187%, to $44,340 from $15,446 during the three months ended September 30, 1997, but remained unchanged as a percentage of net revenue at approximately 4%. The increase in dollar terms of interest expense is a result of higher levels of borrowing during the three months ended September 30, 1998 attributable to borrowings under the Company's factoring agreement. While the Company intends to repay some or all of the amounts of such indebtedness out of future cash flow from operations, management's internal cash projections estimate that such borrowings may remain outstanding for the foreseeable future.

Income Taxes. The Company did not incur any provision for income taxes for the three months ended September 30, 1998 or the three months ended September 30, 1997. However, management of the Company anticipates that the provision for income taxes will increase significantly in the future as net revenue increases and the Company's net operating loss carry forward is fully utilized.

Net income. Net income during the three months ended September 30, 1998 was $86,604 as compared to a net loss during the three months ended September 30, 1997 of $134,075.

COMPARISON OF SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

  The following discussion and analysis addresses the results of the Company's operations for the six months ended September 30, 1998, as compared to the Company's results of operations for the six months ended September 30, 1997.

  Revenues. Net revenues for the six months ended September 30, 1998 were $2,030,097 as compared to $1,228,341 for the six months ended September 30, 1997, an increase of $801,756 or approximately 65%. This increase in revenues was primarily a result of the Company's increased volumes of sales, primarily due to purchases by Duquesne, GE/Harris and Bailey Network Systems.

  Cost of Goods Sold. Cost of goods sold increased by $245,824, or approximately 35%, to $939,034 during the six months ended September 30, 1998 from $693,210 during the six months ended September 30, 1997. The increase in cost of goods sold resulted from a significant increase in volume of sales and corresponding increase in purchases of components from vendors, partially offset by an increased efficiency in procurement and manufacturing processes and the Company's ability to obtain greater discounts from its major vendors.

  Operating expenses. Salaries and related costs increased by $140,858 or approximately 40%, to $493,214 during the six months ended September 30, 1998 from $352,356 during the six months ended September 30, 1997. The increase in salaries and related costs resulted from the hiring of additional engineering, manufacturing, quality control and customer support personnel during the six months ended September 30, 1998.

  Shareholder costs, consisting primarily of payments to professionals increased by $22,914 to $30,324 for the six months ended September 30, 1998 from $7,410 for the six months ended September 30, 1997.

  Selling, general and administrative expenses increased by $131,647, or approximately 88%, to $280,532 during the six months ended September 30, 1998 from $148,885 during the six months ended September 30, 1997. The increase in selling, general and administrative expenses resulted primarily from an increase in sales and marketing expenses.

  Interest expense (net). Interest expense during the six months ended September 30, 1998 increased by $45,365 or approximately 140%, to $77,759, or approximately 4% of net revenue, from $32,394, or approximately 3% of net revenue, during the six months ended September 30, 1997. The increase is a result of higher levels of borrowing during the six months ended September 30, 1998 attributable to borrowings under the Company's factoring arrangement. While the Company intends to repay some or all of the amounts of such indebtedness out of future cash flow from operations, management's internal cash projections estimate that such borrowings may remain outstanding for the foreseeable future.

  Income Taxes. The Company incurred a provision for income taxes in the amount of $800 for each of the six-month periods ended September 30, 1998 and 1997, which amount reflects the payment of the minimum tax of $800 imposed by the California Franchise Tax Board on domestic corporations and no federal income tax payment. Management of the Company anticipates that the provision for income taxes will increase significantly in the future as net revenue increases and the Company's net operating loss carry forward is fully utilized.

  Net income. Net income during the six months ended September 30, 1998 was $177,434 as compared to a net loss during the six months ended September 30, 1997 of $45,069.

Liquidity and Capital Resources

  As of September 30, 1998, the Company had a negative working capital of $120,084 and an accumulated deficit of $11,183,898. As of that date, the Company's principal sources of liquidity consisted of $11,692 in cash and $864,630 in receivables. As of September 30, 1998, the Company had approximately $7.1 million in backlog orders for its products.

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

  During fiscal 1999 a significant portion of revenues will be realized from those opportunities that were uncovered and developed during fiscal 1998. Some of these developments are as follows:

  . Strategic Relationship with Duquesne. The Company anticipates receiving orders in the approximate value of $8 million from Duquesne during fiscal 1999. The Company expects that a significant portion of these units under this purchase order are to be shipped before December 31, 1998. The Company received the first portion of this order for approximately $1 million in June 1998 and has commenced shipment of products. By September 30, 1998, this initial $1 million order was increased to $5.3 million.

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

  . China Light & Power Agreement in Principal. The Company anticipates shipping during fiscal 1999 approximately $1 million in specially designed products to China Light & Power ("CLP"). The Company commenced shipments in March 1998, based upon an agreement in principal reached between the Company and CLP. As of October 31, 1998 the Company had received approximately $625,000 in purchase orders from GE/Harris.

  . Existing Major Customers. The Company anticipates that its general business with its major customers will continue to grow in fiscal 1999. During the six months ended September 30, 1998, the Company's top ten customers were responsible for approximately $1.82 million of total net revenues, or approximately 90% of total net revenues. The Company anticipates this trend will continue in the future.

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

Forward-Looking Statements; Cautionary Statement

  Certain of the statements contained in this report, including those under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and especially those contained under "Liquidity and Capital Resources" and "Looking Ahead," are "forward-looking statements" that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-QSB, risks associated with managing the Company's growth, as well as those factors discussed in "Risk Factors" described in Item 6 of the Company's Form 10-KSB for the year ended March 31, 1998. While the Company believes that these statements are accurate, the Company's business is dependent upon general economic conditions and various conditions specific to the modem and data communications industry, and future trends and results cannot be predicted with certainty. In particular:

  . Although the Company has received a $5.3 million purchase order from Duquesne (through its subcontractor, Sargent Electric Company) and anticipates additional purchase orders in the aggregate amount of approximately $1,700,000, there can be no assurance that such anticipated additional purchase orders will be placed as expected. Furthermore, the Company's Omega(TM) AMR Communication Interface Cabinets which are the subject of this purchase order, are new products of the Company. Accordingly, there can be no assurance that the Company will not incur significant technical problems or application issues that may delay the shipments.

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

  . As of November 1998, there are no national standards approved for data communication and data acquisition within the transportation industry. Although the Company believes that its products will adapt to any new standards, lack of such procedures may delay orders or adversely affect shipments.

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

                                TELENETICS CORPORATION


Dated: November 16, 1998          By: /S/  MICHAEL A. ARMANI
                                    --------------------------------------------
                                         Michael A. Armani
                                         Chairman of the Board, President, Chief
                                         Executive Officer and Chief Financial
                                         Officer (principal financial and
                                         accounting officer)

                                 EXHIBIT INDEX


Exhibit No.    Description
-----------    -----------

27.1           Financial Data Schedule*

____________
  *To be filed by amendment.