Form 10KSB
period 1998-12-31
TELENETICS CORP
filed 1999-04-15
CIK 810018

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
 [ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended _______________

 [X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from April 1, 1998 to December 31, 1998

                         Commission File Number 0-16580

                             TELENETICS CORPORATION
                 (Name of small business issuer in its charter)

                CALIFORNIA                                    33-0061894
     -------------------------------                       ------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)

        26772 VISTA TERRACE DRIVE
          LAKE FOREST, CALIFORNIA                                 92630
        -------------------------                              ----------
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

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes      No X
                                                                  ----    ----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The registrant's revenues for the nine months ended December 31, 1998 were $3,559,539 and for the year ended March 31, 1998 were $2,897,484.

     The aggregate market value of the voting stock held by non-affiliates of the registrant on April 12, 1999 was approximately $8,311,307.

     The number of shares outstanding of the registrant's only class of Common Stock, no par value per share, was 9,527,165 on April 12, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Meeting to be held May 21, 1999 are incorporated herein by reference into Part III.

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

     During the late 1980s, intense competition from other manufacturers, coupled with what current management of the Company believes to be a series of managerial, engineering and production problems, stunted the Company's growth. By the fourth calendar quarter of 1990, the financial difficulties of the Company had escalated, causing the Company to lose many key customer accounts as well as many of its key engineering personnel and other employees. In 1991, the Common Stock of the Company was de-listed from trading on the Nasdaq National Market System. As a result of these events, the Company had not filed an annual or quarterly report with the Securities and Exchange Commission pursuant to Securities Exchange Act of 1934, as amended (the "Exchange Act"), for over seven years until the filing of its Form 10-KSB covering the fiscal year ended March 31, 1998. On December 31, 1998, the Company's Board of Directors approved a change in the Company's fiscal year end from March 31 to December 31.

     Between 1992 and 1998, under the direction of new management, the Company's strategic focus was redirected to its current line of products by increasing research and development expenditures, accelerating introduction of enhancements to its products and disposing of certain non-core products. The Company also restructured its sales force and implemented new sales and marketing strategies focused specifically on the sale of industrial automation and data communications and data acquisition modem products for the utility and industrial automation markets. The business of the revitalized Company now consists primarily of the design and manufacture of high quality, industrial grade modems, fiber optic drivers and radio modems within the industrial automation industry. The Company has also become active in the design and manufacture of customized modem products for manufacturers of utility meters, remote terminal units ("RTUs"), electric relays, flow measurement devices, traffic controllers and the oil and gas industry. In addition to the Company's primary focus on the industrial automation market, the Company plans to expand into several other markets that have similar requirements for the type of specialized modems the Company designs, such as transportation, lottery and gaming, vending machine automation, security, point of sales ("POS") and automated teller machine, telemedicine and military applications.

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

     In an effort to address the diverse needs of the data communications market, the Company has developed and offers a broad line of industrial automation and data communications and data acquisition modem products. The following are the key attributes of the Telenetics solution:

     o BROAD PRODUCT RANGE. The Company has developed a broad range of innovative industrial grade dial-up and leased line modems, fiber optic line drivers and limited distance modems that are designed to operate in extended temperatures and harsh environments. These products generally exceed the surge protection standards of the industry and are adaptive to wide ranges of AC or DC power inputs. The modular design of the Company's products enables them to either interface or complement one another. The versatility of this modular concept has enabled the Company to offer over 100 different product combinations to its customer. These variations include customized selection of data speeds, data interfaces, power inputs, operating temperatures, data formats and power consumption. In addition, the Company's product line serves both central site data communications needs and remote access and transmission sites on both the enterprise-wide and single location level.

     o REMOTE ACCESS AND DATA ACQUISITION. The Company's access and transmission modem products provide comprehensive capabilities in order to effectively control both operations and costs. These capabilities allow effective communications management through customized configuration, diagnostics, cost management and capacity planning.

     o COMPREHENSIVE CONNECTIVITY. The Company has invested over fourteen years of product research and engineering time in the development of the Company's products. The Company's products are designed to connect to a broad range of modem configurations and to connect over a wide range of prevailing transmission conditions. The Company's products incorporate a wide range of standard international connectivity protocols as well as proprietary protocols.

     o HIGH QUALITY PRODUCTS. The Company's products are subject to extensive development and quality assurance testing before shipment to customers. The Company has quality assurance personnel on-site on a full-time basis at the Company's facilities in Lake Forest, California and also requires that the manufacturing facilities of the Company's subcontractors follow the Company's quality assurance policies and guidelines. This has resulted in the Company's modem products attaining a reputation with customers for quality and reliability.

     o EASE OF INSTALLATION AND USE. Because many of the Company's customers lack significant technological resources, the data communications products used by these customers need to be easy to install and use. The Company has designed its modem products to be installed with limited or no hands-on technical support.

BUSINESS STRATEGY

     In 1992 the Company's new management responded to a significant downturn in the Company's business by undertaking a series of strategic initiatives and revising its business strategy to reposition the Company as a leading supplier of industrial automation and data communications and data acquisition modem products. The Company's objective is to continue to be a leading provider of industrial automation and data communications and data acquisition products. The Company's strategy to achieve this objective is comprised of the following elements:
                                        2

     o CONTINUE TO FOCUS ON INDUSTRIAL AUTOMATION AND DATA ACQUISITION PRODUCTS MARKET. The Company will continue to focus on the industrial automation and data acquisition products market and to develop new products and enhancements to meet or exceed the evolving requirements of both central site and remote applications of the Company's technologies.

     o MAINTAIN TECHNOLOGY LEADERSHIP. The Company intends to continue to invest in research and development of products to meet its customers' needs. The Company believes that the expertise it has developed in creating its existing products will permit it to enhance these products, develop new products and respond to emerging technologies in a cost-effective and timely manner.

     o LEVERAGE EXISTING CUSTOMER BASE. The Company believes that many of its existing customers will continue to purchase industrial automation and data acquisition products. The Company intends to aggressively market new products and enhancements to its existing customers. The Company also believes that its existing customer base represents an important source of references for new customers.

     o DEVELOP AND EXPAND STRATEGIC RELATIONSHIPS. The Company plans to continue to develop its strategic relationships with data communications component and equipment providers and other vendors in order to enhance the Company's product development activities and leverage shared technologies and marketing efforts.

     o DEVELOP AND EXPAND SPECIALTY MODEM AND OEM RELATIONSHIPS. The Company is making significant investments to develop products for special applications that require custom designed communications devices for implementation in large private and government projects.

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

     INDUSTRIAL AUTOMATION MARKET

     ELECTRIC POWER, GAS AND WATER UTILITIES. The electric power industry in the United States, which is the largest sector among the three utilities market segments, is a $200 billion per year business built primarily on electro-magnetic technology that has remained largely unchanged in the last few decades. At peak operation, the electric power industry provides a staggering 600,000 Megawatts of electricity to approximately 94 million homes and approximately 12 million commercial sites. Responding to deregulation and other major changes taking place within the industry, the electric power utility companies have become leading advocates in promoting the implementation of automation and technological advancement as a means of achieving cost savings. With the advent of deregulation of the industry, electric utilities must reduce their operating costs as they enter the competitive arena and, as stated in GAS INDUSTRIES magazine's December 1995 issue, "[f]or many utilities, downsizing means more computerization." According to a report prepared by Newton Evans Research Company of Baltimore, Maryland, in 1994 alone, utility companies spent approximately $5 billion on information technology and automation. Based on other published estimates, the Company believes that the electric power utilities will spend over $500 million on data communications and data acquisition automation between 1995 and 1999.

     The Company believes that the requirement for data communications products within the rapidly changing utility industry can be broken down into five separate categories: (i) data acquisition ("DA") and demand side management ("DSM"); (ii) substation automation; (iii) automatic meter reading; (iv) automation system integrators; and (v) measurement and instrumentation. The technologies that provide for remote DA offer potentially large cost savings by giving the system operator instantaneous information of the status of the system, thus permitting more effective control. With many economic, political and logistical obstacles to the building of new generating stations to meet increasing demand for electric power, utility companies are increasingly directing their attention to DSM technologies, whereby power loads (demand) can be controlled to fit within the fixed generating capacity available. These two areas of technology are often grouped together using the acronym "DA/DSM." In both of these areas, industrial grade communications products such as modems, line-sharing devices, fiber optic drivers and radio communications equipment are being implemented to support the management of Supervisory Control and Data Acquisition ("SCADA") systems, relays, meters and other equipment. SCADA systems are applied to monitoring and measuring operating conditions and controlling certain processes. They are typically used in, among others, electric power generation, transmission and distribution stations; oil and gas pipeline pumping and compressor stations; water and waste pumping and lift stations; telecommunications network surveillance; and transportation networks. Unlike in-plant control systems, a SCADA system normally includes a remote telecommunications link. The real time measurements and controls at a number of remote stations are transmitted over the telecommunications link to a centralized control center which is often located a great distance from the remote stations. At the central locations, computers acquire the data measurements from all of the stations and present a complete dynamic profile of the entire process. The acquired readings are displayed and recorded in graphic and text formats and control commands are transmitted back to the remote sites, either automatically or by system operators, to effect changes in the process.

     Typically, a SCADA system will include from ten to 200 remote stations with each station having from 16 to 2,000 measurement points. In order to achieve an effective operational profile of the overall process, the entire measurements database must be updated every few seconds and the measured data must be very accurate. Control actions must be executed quickly. Further, the reporting of the data and the execution of the controls must be efficient, reliable and secure, especially when a major disturbance takes place in the system, such as when a storm impacts an electric power network. The equipment installed at the remote sites are called RTUs, or "Remote Terminal Units." These units measure voltages, current pressures, temperatures, device positions and equipment alarms and compute flow rates and volumes. The measurements and calculations are performed at very high speeds to high degrees of accuracy under all conditions of the rugged environment in which they are installed. The RTUs are intelligent, normally containing multiple microprocessors with sophisticated real time software programs. They are configured to fit the specific needs of each individual station and flexibly designed to be applicable to a variety of differing stations' requirements.

     The computer-based systems at the control center(s) are referred to as MTUs, or Master Terminal Units. An MTU may be a single computer with display and logging peripherals or, for more demanding requirements, an MTU may be comprised of multiple computers networked together. The multiple computer systems provide both added workstations and redundancy protection against computer failure. Small to medium-sized MTU requirements are met with the application of high performance PC-type computers running SCADA software under a real time operation system. For the very large SCADA system MTU cases, with measurement databases exceeding 50,000 points, mainframe computers are needed, again with SCADA specific software. PennWell Research Data, a leading utilities industry research firm, recently stated that "since 1970, U.S. electric, water and gas/pipeline utilities installed SCADA systems worth a total of $2.06 billion."


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

     Another market segment within the industrial automation market is automatic meter reading, or AMR, wherein modem or wireless technologies can virtually eliminate the expense and inefficiencies of human meter readers. According to INVESTMENT DAILY in a May 1995 published article, there are more than 234 million utility meters in North America alone, which translates to a potential market of $11.7 billion. The Company has pursued and continues to pursue this market segment primarily through meter manufacturers, such as Duquesne Light Company, Schlumberger, ABB, PSI, Landis & Gyr, Scientific Atlanta, Power Measurement and General Electric.

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

     PLANT AND MANUFACTURING AUTOMATION. Industrial manufacturing at the end of the 20th Century differs dramatically from industrial manufacturing of prior years. The use of robots in assembly, material handling and warehousing are no longer just scenes from science fiction movies, but have now become standard in nearly all segments of plant and manufacturing facilities. "Process controls," "information-on-demand" and "total integrated automation" have become the buzzwords of plant managers and operations directors. The quest for cost savings and efficiency has moved the focus from wage control to automation, energy efficiency and information management during the last decade of the 20th Century. As the need for implementation of industrial automation solutions increases worldwide, so does the need for communication devices for monitoring, control, protection and alarm reporting and information management applications. Some of the leading manufacturing and warehousing automation companies, such as Siemens Energy & Automation, Cutler Hammer and Allen Bradley, are either using or currently evaluating the use of the Company's products in their manufacturing automation solutions.

     BUILDING AUTOMATION AND ENERGY MANAGEMENT. Building automation, often referred to as BAS, is the process of integrating systems such as environmental control, closed circuit television, building access control, elevator and parking supervision and general control and monitoring of all mechanical and electrical services equipment within a building. An isolated example of BAS is the monitoring of energy consumption at an automobile manufacturing plant on an hourly, daily and monthly basis. In the last decade, there has been an unprecedented surge in the building automation and energy management industry. Large commercial and residential buildings, restaurants, retail malls and other large facilities are requiring more efficient energy management and control. Honeywell, GE and Landis & Gyr are using or evaluating the Company's products for use with their energy management systems. One of the leaders in this field, Group Shnider/Square D Company, a pioneer and standard-setter in BAS, is also a customer of the Company.


     OIL AND GAS AND MINING INDUSTRIES. There has also been a trend toward automation in the oil and gas (petroleum) and mining industries that has accelerated over the last several years. This trend has resulted in gas stations becoming increasingly more automated, in remote flow measurement and leak detection devices being installed in pumping stations and refineries and in petroleum distributors implementing remote monitoring and other industrial automation solutions to increase the safety of their workers. The Company has not to date expended significant marketing and sales efforts in this market segment. However, the Company has established contacts with several major firms in these industries and has generated some initial interest by such firms in several of its specialized modem products.

     FORESTRY AND FOREST PRODUCTS. Through one of its customers having a significant involvement in this industry, the Company has become aware of an increasing potential for industrial automation in this area. However, to date the Company has not expended any significant marketing or sales efforts in this market segment and is currently evaluating this additional market opportunity.

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

     OEM AND SPECIALTY MARKET

     The following market segments represent a fairly new focus of the Company's marketing and sales efforts:

     TRANSPORTATION. An increasing number of transportation projects being implemented through North America require special applications and industrial modem and fiber optic products. In June 1998, President Clinton signed into law the Transportation Act for the 21st Century (also known as the Transportation Equity Act of 1998, or H. R. 2400), which authorizes up to $203 billion of expenditures for refurbishment and new construction of federal and state highways, roads and bridges. Special technology applications to be implemented in these projects include ice detection, traffic counters, alarms, traffic controllers and road monitoring. In most cases, these projects will require the coordinated involvement of federal and state Departments of Transportation and other transportation agencies, as well as equipment manufacturers and integrators who specialize in the transportation industry. In anticipation of an increase in transportation projects, the Company has established relationships with state transportation authorities and several such manufacturers and integrators, including Peek Traffic (weight and metering), Diamond Traffic (traffic counting), IRD (vehicle detection) and Econolite (traffic control). The Company is currently involved with a number of projects in California (in cooperation with CALTRANS), South Dakota, North Dakota, Nevada, Pennsylvania, Nebraska and Wyoming, which have deployed or will deploy the Company's products. The Company also anticipates the use of its products in the railroad transportation industry and has begun marketing efforts in that area as well.

     ELECTRONIC ACCESS CONTROL, HOME MONITORING AND ALARM SYSTEMS. The Company estimates that the combined sales of products in the electronic access control ("EAC"), home monitoring and alarm system industries surpassed $4 billion in 1996. A leading industry research firm, Stat Industries, reported that in 1995 the EAC market alone reached over $1.8 billion in product sales and had an annual growth rate of 28%. This potential market also includes home alarm and monitoring systems and electronic access products for commercial and manufacturing sites. Many applications in these industries require dial-up and leased line modems, fiber optic modems and radio modems. The Company has established initial contacts with several leading firms in these industries and has begun marketing efforts in this market segment.

     LOTTERY AND GAMING. The Company believes that its modem products can also be utilized for monitoring, downloading and access control in the lottery and gaming industries and has established initial contacts with several state lottery operators, as well as equipment manufacturers and system integrators in this field. In January 1999, the Company's Myriad(TM) Rack Mount Modem Bank with a PE202T modem was selected by Autotote Lottery Corporation, a leading provider of lottery systems, for use in the expansion and upgrade of the Montana State Lottery.

     VENDING MACHINE AUTOMATION, ATM AND POS EQUIPMENT MANUFACTURERS. The Company also believes that consumers will soon see the advent of more advanced, "intelligent" vending machines, ATM machines and POS equipment that are remotely configured, polled, programmed and monitored, and that this industry represents another potential market for the Company's modem products.

     TEST EQUIPMENT AND PBX MANUFACTURERS. The Company has established a relationship with two leading companies in the equipment and PBX manufacturing industries, Harris Digital and Hekimian Laboratories, and is expanding its marketing and sales efforts to other PBX and test equipment manufacturers and other manufacturers of devices that require remote diagnostics and polling.

     REMOTE MEDICAL DIAGNOSTICS. There is a worldwide movement toward improving access to medical care for populations with substandard access to health care facilities and professionals. In addition, use of electronic signaling to transfer medical data from one site to another is increasing. The advent of "telemedicine" is a fairly recent high-tech solution to this universal problem of access to health care. Another growing segment of this unique market is the remote monitoring of elderly and home-constrained patients. This emerging market has a growing need for data communications products, including modems for remote monitoring of medical data and diagnostics. The Company has one such customer, Marquette Electronics, a manufacturer of medical equipment that incorporates the Company's modem products into its products. The Company is actively engaged in marketing and sales efforts in this industry.

SALES AND MARKETING

     The Company sells its products primarily through a direct sales force that contacts firms that are known to be active in each of the aforementioned market segments. The Company also markets its products through a limited network of dealers and distributors and regional sales representatives. As of March 31, 1999, the Company's sales force consisted of seven persons, including four in the Industrial Automation marketing group, and one in the OEM and Specialty Markets Group, with two applications engineers supporting their efforts.

     The Company generates interest in its products primarily through direct sales efforts of its sales staff. In addition, the Company promotes its products through sales literature and participation in national industry trade shows. >From April 1998 through December 1998, the Company exhibited its products at five national trade shows. For the nine months ended December 31, 1998, the sales and marketing budget for advertising, travel, trade shows and sales literature was less than 3% of total revenues. Sales and marketing salaries, bonuses, commissions and other compensation expense was approximately 8% of total revenues. Accordingly, management anticipates that approximately 6% of total revenues will be spent on sales and marketing expenses and compensation of sales and marketing personnel during 1999. In addition, the Company expects to increase the number of its sales personnel during 1999, which would result in additional personnel-related expenses. The Company is currently increasing its sales through value added resellers and dealers who service and sell data communications products to the OEM and Specialty Market. By developing this channel fully, the Company believes that it can realize additional market penetration. The Company is also working to augment this channel of distribution through the addition of nationwide distribution chains such as Graybar Electronic. The Company believes that building and working through this distribution channel will be enable the Company to leverage its marketing and sales activities without the additional expense of a large direct sales force.

     Due to the growth in sales during the past 18 months, the Company has begun to gradually implement a plan to enhance its international presence. To date, international sales of the Company's products have not been significant. For the nine months ended December 31, 1998, direct international sales comprised less than 2% of the Company's net sales. However, management of the Company believes that international sales could in the future represent a substantial portion of the Company's net sales after implementation of its plan to expand into international markets. An important aspect of this expansion is the relatively recent entrance of the Company's products into the Chinese marketplace. In March 1998, the Company reached an agreement in principal relating to a proposed five-year master purchase contract with GE/Harris pursuant to which the Company would provide its specially-designed digital fast pole modem product to China Light & Power, a Hong Kong-based electric utility company ("CLP"). In addition, in March 1999, the Company was advised by one of its customers, Alsthom ESCA, that the Company's modems had been selected for a major distribution automation project with the Korean Electric Power Company. Due primarily to these recent developments, along with increased interest in the Company's products among Pacific Rim companies, management of the Company anticipates a substantial increase in international sales over the next several years and expects as much as $2,000,000 in revenue to be generated during 1999.

     In addition to China, the Company is also directing its international sales and marketing efforts in Latin America, primarily in Mexico, Argentina, Brazil and Chile, and in Europe and the former Soviet Republics as well. According to a recent market survey published by PennWell Research Data, as much as $442 million of new control system projects and 174 new energy management systems and SCADA system projects are planned in Europe for the next three to five years. In addition, the survey indicates that an additional $19 million of related communications projects and $8 million of RTU add-on projects are anticipated in
                                        7

Europe during that period. However, international sales are subject to risks, including various regulatory requirements, political and economic changes and disruptions, tariffs or other barriers, difficulties in staffing and managing foreign sales operations, and potentially adverse tax consequences. In addition, fluctuations in exchange rates may render the Company's products less competitive to local product offerings or expose the Company to foreign currency exchange losses. In 1997 and 1998, the United States dollar generally has been strong against major Asian and European currencies such as the German mark, the Japanese yen and the Thai bhat, which could cause an increase in the price of the Company's products in those markets and require the Company to reduce prices and accept lower gross profit margins.

PRODUCTS

     The Company offers a broad range of innovative industrial grade dial-up and leased line modems, fiber optic line drivers and limited distance modems that are designed to operate in extended temperature ranges and harsh environments. These products generally exceed the surge protection standards of the industry and are adaptive to wide ranges of AC or DC power inputs. The modular design of the Company's products enables them to interface with or otherwise complement one another. Product variations include customized selection of data speeds, data interfaces, power inputs, data formats and power consumption. In addition, the Company has developed and manufactures unique custom products for several major OEMs. The Company has also recently introduced its Zodiac(TM) Series ZDR/MultiPort Modem, a multi-port modem which the Company believes is the first of its kind in the industrial automation industry. The Company's primary products, and their average list prices, are set forth below:

PRODUCT NAME                                 PRODUCT DESCRIPTION                          AVERAGE LIST PRICE
------------                                 -------------------                        ---------------------

OmegaTM AMR Communication              The OmegaTM Series is a simple                       $1,250-$1,500
Interface Cabinet                      modem for connection to several
                                       power revenue meters at commercial and
                                       industrial sites. The OmegaTM Series
                                       integrates a cellular transceiver, a
                                       V.32bis modem module, an 8-part modem
                                       sharing unit and an isolated power supply
                                       with battery backup. A line-sharing
                                       module is available for meter reading
                                       over customer-shared lines. The OmegaTM
                                       Series is able to detect a power outage
                                       at any of the connected meters and
                                       initiate a call to report the outage.

MIU202T, 0-1800 bps                    The MIU202T is a Bell Standard                            $450
Leased Line Modem                      202T modem designed for
                                       asynchronous operation at 0 to 1800 bps
                                       with C2 line conditioning, or 0 to 1200
                                       bps on unconditioned lines. The MIU202 is
                                       intended for use on leased lines and
                                       private lines and provides half-duplex
                                       communications on 2 line wires or full
                                       duplex communications on 4 wires.

PRODUCT NAME                                 PRODUCT DESCRIPTION                          AVERAGE LIST PRICE
------------                                 -------------------                        ---------------------


MIU9.6FPD and MIU/                     The MIU9.6FPD modems are                                  $535
PowerPort9.6FPD Digital                sophisticated digital modems that are
Fast Poll Modems                       designed for multi-dropping
                                       applications in substation and industrial
                                       environments, are suitable for 2-wire
                                       half-duplex and 4-wire full duplex
                                       configurations, and will drive data at
                                       speeds up to 57.6 Kbps down several miles
                                       of unconditioned twisted pair cable.

MIU9.6FP (Fast Poll) Modem             The MIU9.6FP (Fast Poll) Modem is                         $535
                                       a high speed modem with a fast train
                                       time for multi-point polling
                                       applications over dedicated, leased
                                       lines.

Zodiac(TM)Series ZDR/MultiPort         The Zodiac(TM)Series ZDR/MultiPort                        $1,800
Modem                                  Modem is an industrial grade modem
                                       with multiple data ports, allowing the
                                       user to communicate with several
                                       intelligent electronic devices (IEDs)
                                       from a single originating call. The
                                       ZDR/MultiPort modem is a low profile
                                       rack-mounted chassis with an internal
                                       14400 bps modem module and is equipped
                                       with 12 or 24 x RJ46 data (RS232) ports.

Pony Express(TM)Series Modem           Pony Express(TM)Series Modem                              $300
Modules                                Modules are available for both dial-
                                       up and leased line applications,
                                       including all standards from Bell202T
                                       (1200 bps) to V.34 (28.8 Kbps). Pony
                                       Express(TM) modules are at the heart of
                                       every Company standalone and rack-mounted
                                       end-user product and are also available
                                       to OEMs for integration into meters,
                                       controllers, RTUs, etc.

PRODUCT NAME                                 PRODUCT DESCRIPTION                          AVERAGE LIST PRICE
------------                                 -------------------                        ---------------------


Hideaway(TM) Series Model              The HA2400LP is designed for those                        $150
HA2400LP Dial Modem                    applications where no external
                                       source of power is available and derives
                                       its power from two isolated sources.
                                       Power from the RS232 interface (TXD, RTS
                                       & DTR) activates the HA2400LP's RS232
                                       driver, the AT command set controller and
                                       the optical relay that picks up the
                                       telephone line, and the telephone line
                                       then activates the data pump and
                                       ancillary telephone line components.

Hideaway(TM)Series Model               The HA-LDM is a limited distance                          $99
HA-LDM Limited Distance                (short haul) modem for applications
Modem                                  where no external source of power is
                                       available. Like the HA2400LP, the HA-LDM
                                       derives its power from the RS232
                                       interface (TXD, RTS & DTR). The HA-LDM is
                                       suitable for 2-wire half-duplex and
                                       4-wire full duplex configurations,
                                       point-to-point and multi-point
                                       applications, and will drive data at
                                       speeds up to 57.6 Kbps down several miles
                                       of twisted pair cable.

Myriad(TM) Series Rack Mount           The Myriad(TM) Rack Mount Modem                           $5,500
Modem Banks                            Bank is an industrial grade chassis
                                       with slots for 18 modem cards and 2
                                       power supply cards. Each modem
                                       card can be installed with any of the
                                       Telenetics Pony Express(TM) modem
                                       modules.

MIU/PowerPort                          The MIU/PowerPort is an industrial                        $400
                                       grade modem designed to be powered
                                       directly through the RS232 (DB25)
                                       data interface port. An external jack
                                       allows the MIU/PowerPort to also be
                                       powered from a wall transformer or
                                       other low voltage AC or DC power
                                       source.

PRODUCT NAME                                 PRODUCT DESCRIPTION                          AVERAGE LIST PRICE
------------                                 -------------------                        ---------------------


MIU/PowerPack                          The MIU/PowerPack is an industrial                        $450
                                       grade modem powered from internal
                                       9V rechargeable NiCad batteries that
                                       draw their charging current from the
                                       DTE's RS232 interface (DTR and/or
                                       RTS). The batteries will provide up
                                       to 3 years of life with one data
                                       session per day.

MIU Modem Interface Units              The MIU2.4, 9.6, 14.4 and 28.8 are                        $450
                                       highly sophisticated full duplex,
                                       V.22bis, V.32bis or V.34 data/fax
                                       modems that are designed to
                                       interface with RS232, RS485, 5V
                                       logic (TTL) or simple send and
                                       receive signals and operate at full or
                                       half-duplex on dial-up or 2-wire and
                                       4-wire leased line systems.

LDMIU Limited Distance Modem           The LDMIU is a limited distance                           $325
                                       modem, or line driver/repeater, with
                                       57.6 Kbps data transfer capability.

FOIU and FO/MIU                        For fiber optic systems, the FOIU can                     $700
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

PRODUCT DEVELOPMENT

     The Company's product development efforts are directed toward enhancing existing products and developing new products in order to meet changing end-user needs and to support an increasing number of applications. The Company believes its existing expertise in modem assembly, modular design and international standards-compliant interfaces and protocols provide the Company with a strong technology base to pursue this objective. The Company's product development efforts focus on the following principles:

     o DEVELOP NEW PRODUCTS AND TECHNOLOGY. The Company continually assesses market trends, both domestic and international, with the focus of developing new products designed to meet emerging market demands. In developing new products, the Company attempts to combine its existing technology base with new technologies to provide a broader range of automation and data communications and data acquisition solutions to the end-user.

     o EMPHASIZE MODULAR TECHNOLOGY. The Company's modem products are designed so that they can easily be expanded or upgraded and can easily be integrated into a customer's existing hardware infrastructure. A modular architecture also enables the Company to develop data communications hardware modules that address new market needs or comply with changes in data communication standards without re-engineering an entire hardware product.

     o IMPROVE EXISTING TECHNOLOGY. The Company seeks to expand the features and functionality of its existing product lines through technology modifications and enhancements to meet the changing needs of its customers. The Company continuously reviews the design and manufacturing process of its products to determine areas of product cost savings or enhanced product quality.

     As of March 31, 1999, the Company employed ten persons in engineering, six of whom were engaged primarily in product development. The Company's engineering and product development expenses increased to $300,952 during the nine months ended December 31, 1998 from $151,239 during the nine months ended December 31, 1997, and increased as a percentage of net sales from approximately 7.8% during the nine months ended December 31, 1997 to approximately 8.5% during the nine months ended December 31, 1998.

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

TECHNICAL SUPPORT AND CUSTOMER SERVICE

     The Company is committed to providing quality technical support and customer service. The Company believes that its technical support and customer service programs have been a key factor in the Company's successful growth over the past eighteen months and distinguish the Company from many other vendors of similar products. The Company offers extensive user documentation and a technical support hotline to its customers. The Company's technical analysts answer technical support calls directly and generally provide same-day or next-day response to questions that cannot be resolved in the initial phone call. The Company also provides a support forum through its home page on the Internet World Wide Web, with technical information to answer hardware and software compatibility questions and pursuant to which customers can contact the Company's technical support and customer service personnel via electronic mail.

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


MANUFACTURING

     The Company's manufacturing operations consist primarily of quality control, functional testing, final assembly, burn-in and shipping. The Company uses third party contract manufacturers for certain component and circuit board assembly and testing and has developed strategic relationships with several qualified and reliable local assembly houses. For example, the Company uses Astronic, an ISO 9002 certified subcontractor, to provide contract manufacturing to the Company. This approach minimizes fixed labor costs and capital expenditures while providing flexibility in production scheduling and capacity. Accordingly, management of the Company currently intends to maintain this approach to manufacturing and production for the foreseeable future. The Company performs extensive testing and inspection of all of its products prior to shipment. Due to the Company's expanding business, the Company has increased the size of its quality control staff and implemented a number of policy and procedural changes. The Company's serialization and revision control policy has been modified such that all units will be labeled with both a serial number and part number/revision identification. Furthermore, all units are being stamped with both a test verification and inspection stamp to demonstrate and permanently mark the product. The Company plans to enhance test procedure comprehensiveness to include testing of custom requirements as well as standard and default tests. Certificates of Compliance will be issued with each shipment that can be traced back to the final test technician and inspector. Failure analysis reports will be issued as a general practice rather than on a request basis. Finally the Company plans to continue to add quality control staff to assure continuous improvements in the quality of its products.

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

     Certain components used in the Company's products are and may in the future become available only from single or limited sources, such as the modem chipsets that the Company purchases from Rockwell International. In certain circumstances, despite the availability of multiple sources, the Company may select a single source in order to maintain quality control and develop a strategic relationship with the supplier. Although the Company generally buys components under purchase orders and does not have long-term agreements with its suppliers, it expects its suppliers, most of whom are large companies, to be able to continue to satisfy its requirements. Although the Company believes that alternative sources are available, if the Company's ability to obtain these components were impaired or interrupted for any reason, there could be a substantial disruption in the supply of the Company's products, which could adversely affect the Company's business, financial condition and results of operations.

     Although the Company is not currently certified as an ISO 9000 supplier, it has established policies and procedures consistent and compliant with the requirements established by the Industry Standards Organization (ISO). The Company intends to seek ISO 9000 certification in the future. There are no assurances that the Company will obtain such certification.

     To date, the Company has not experienced significant manufacturing defects or customer returns of products. As of March 31, 1999, the Company had 16 employees in the area of product testing and quality assurance.

STRATEGIC RELATIONSHIPS

     On July 13, 1998, the Company and Duquesne Light Company ("Duquesne") entered into a ten-year Marketing and Technology Agreement ("Strategic Agreement") to achieve the following objectives:

     o To jointly pursue the deployment of new technology developed by the Company for Duquesne to provide reliable wireless and landline communication interfaces between Duquesne's advanced meter devices and its central data management systems.

     o To validate the Company's new technology developments by implementing Duquesne's advanced metering capabilities through an initial field beta test program and then a full deployment of the Company's Omega(TM) AMR Communication Interface Cabinets.

     o To take mutual advantage of the resulting technology advancements through joint efforts to market the Company's Omega(TM) AMR Communication Interface Cabinets and other automated metering solutions.

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

     Although management of the Company believes the Company markets and sells its products primarily within a relatively narrow scope of market segments and has only a handful of known direct competitors, such as CellNet, Itron, eT Communication, Dataforth (Europe), Teltone, Dymec and Cermeteck, competitors of the Company in the general modem and data communications products industry include many large, well-known companies such as Boca Research, Zoom Telephonics, Inc., Diamond Multimedia, GVC, Global Village, Motorola, Newcom and 3Com Corp. These companies and other existing and potential competitors of the Company have significantly more financial, engineering, product development, manufacturing and marketing resources than the Company. Although the Company is not aware of any announcements or published plans of any of those companies to enter into the industrial automation modem markets, any of those companies could enter one or more of the Company's markets at any time. The entry into the industrial automation modem markets by one or more of those companies would likely have a material adverse effect on the Company's competitive position and results of operations. In addition, the difficult modem environment during the past several years may bring on a period of consolidation that has possible benefits but also has risks.

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

   Duquesne Light Company                   GE/Harris (formerly Harris Controls)
   ITRON                                    China Light & Power
   H. W. Harley                             ABB Power T&D
   Cooper Power Systems                     Ortel
   Group Shnider/Square D Company           CAE Electronics
   Landis & Gyr                             Siemens Power Systems
   Diamond Traffic                          Rochester Instrument Systems
   Honeywell                                Toshiba
   General Electric                         Automated Control Concepts
   Siemens Energy and Automation            Bristol Babcock

     Sales to Duquesne and ITRON accounted for approximately 32% and 17%, respectively, of net sales for the nine months ended December 31, 1998.

INTELLECTUAL PROPERTY

     The Company currently does not hold any patents and relies on a combination of contractual rights, copyrights, trademarks and trade secrets to protect its proprietary rights. Historically, the Company believed that because of the rapid pace of technological change in the modem and data communications industry, the legal intellectual property protection for many of its products is a less significant factor in the Company's success than the knowledge, abilities and experience of the Company's employees, the frequency of its product enhancements, the effectiveness of its marketing activities and the timeliness and quality of its support services. However, the Company now believes that several of the Company's current products and some of those products in development could benefit from patent protection. Accordingly, the Company has recently retained the services of a large patent and trademark law firm to file patent applications for those products with the U.S. Patent and Trademark Office. Although the Company currently relies to a great extent on trade secret protection for much of its technology and in the future will also rely on patents to protect a portion of its technology, there can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop comparable or superior technologies or obtain unauthorized access to the Company's proprietary technology.

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

BACKLOG

     As of March 31, 1999, the Company had approximately $4 million in backlog orders for its products. The amount of such backlog orders represents revenue anticipated to be recognized in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. The typical duration from receipt of a purchase order or other purchase commitment to shipment of the products ordered to the customer ranges from six to eight weeks depending upon the size of the order. However, there can be no assurance that the Company will be successful in fulfilling such orders and commitments in a timely manner or that the Company will ultimately recognize as revenue the amounts reflected as backlog.

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

EMPLOYEES

     As of March 31, 1999, the Company employed approximately 34 people, of whom approximately 14 were hourly employees and approximately 20 were salaried. The Company considers its relations with its employees to be good. None of the Company's employees are represented by a labor union.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's executive offices occupy approximately 6,675 square feet of leased space at 26772 Vista Terrace Drive, Lake Forest, California 92630. The Company leases this space from SMC under a lease agreement with an initial lease term that expires on July 31, 1999 and an option to extend for an additional year. The annual rental presently is $78,000 under the terms of the lease.

     On April 12, 1999, the Company entered into a lease agreement for approximately 26,232 square feet at 25111 Arctic Ocean, Lake Forest, California, with an initial lease term of five years and one five year option to extend. The initial monthly base rent is $23,871.12. The lease includes an annual rent escalation provision based upon three percent per year and an option to purchase at $3,121,608 (based on $119/per sq. ft.) if the Company exercises the option to purchase during year one of the lease, and $3,277,688.40 (based on $124.95/per sq. ft.) if the Company exercises the option to purchase during year two of the lease. The landlord is required to contribute $275,000 towards the tenant improvements. The Company is required to contribute $175,000 towards the tenant improvements and the cost of the tenant improvements in excess of $450,000. In the event the cost of the tenant improvement is estimated to exceed $450,000, the Company may change the specifications to reduce the cost of the tenant improvements. The Company anticipates occupying the new premises prior to the expiration of its current lease. The Company believes that its new facilities will be adequate for its current needs and that additional facilities in the area are available to meet future needs.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not involved in any pending legal proceedings other than legal proceedings occurring in the ordinary course of business. Such other legal proceedings in the aggregate are believed by management to be immaterial.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) On December 15, 1998, the Company mailed to its shareholders a notice of actions to be taken pursuant to the written consent of such shareholders.

     (b) Not applicable.

     (c) (i) PROPOSAL ONE: A one-for-five reverse stock split of the Company's issued and outstanding shares of Common Stock:

                  For:                      27,229,656
                  Against:                       8,500
                  Abstain:                      37,800
                  Broker Non-Voting:         1,005,374

     (c) (ii) PROPOSAL TWO: The restatement and amendment of the Company's Restated Articles of Incorporation:

                  For:                      27,162,011
                  Against:                      67,645
                  Abstain:                      37,800
                  Broker Non-Voting:         1,005,374

     (c) (iii)    PROPOSAL THREE: The restatement and amendment of the
                  Company's Restated and Amended Bylaws:

                  For:                      27,201,511
                  Against:                      28,145
                  Abstain:                      37,800
                  Broker Non-Voting:         1,005,374

     (d) Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS.

     After being de-listed from the Nasdaq National Market System in 1991 and prior to October 16, 1998, the Common Stock of the Company had been quoted only sporadically from time to time in the over-the-counter "pink sheets," an ad hoc forum for quotations of securities prices intended to match potential buyers and sellers, which forum is not monitored or supervised by any regulatory authority or agency. On October 16, 1998, the Company's Common Stock began trading on the OTC Electronic Bulletin Board under the symbol "TLNT." Set forth below are the high and low bid prices of the Common Stock during each quarter of the nine months ended December 31, 1998, as reported by a member firm of the NASD that effects transactions in stocks quoted on the OTC Electronic Bulletin Board and acts as one of the market makers for the Company's Common Stock. The quotations listed below reflect interdealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. The quotations listed below do not reflect the Company's one-for-five reverse stock split effected January 8, 1999. Between October 1, 1996 and March 31, 1998, the high and low bid prices for the Company's Common Stock ranged from $.19 to $.01, respectively.

                                                                 Stock Prices
                                                                 ------------
                                                               High         Low
         NINE MONTHS ENDED DECEMBER 31, 1998
            April 1 - June 30                                 $  .16      $  .03
            July 1 - September 30                             $  .31      $  .05
            October 1 - December 31                           $  .30      $  .06

     At March 12, 1999, there were approximately 147 shareholders of record of the Company's Common Stock. Within the holders of record of the Company's Common Stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms which, in turn, hold shares of stock for beneficial owners.

     The Company currently anticipates that it will retain all of its earnings for use in the development of its business. The Company has never paid cash dividends on its Common Stock and does not currently intend to pay cash dividends in the foreseeable future.

     In March 1996, the Company issued an aggregate of 40,000 shares of Common Stock to two non-affiliates as employee bonuses.

     In July 1996, the Company issued 600,000 shares of Common Stock to Michael Armani in partial satisfaction of $300,000 of deferred salary, bonuses and unpaid approved expenses as of July 31, 1996.

     In September 1996, the Company issued an aggregate of 66,000 shares of Common Stock to four non-affiliates as employee bonuses.

     In October 1996, the Company issued an aggregate of 1,257,075 shares of Common Stock in consideration of the cancellation of promissory notes in the aggregate amount of $687,756.

     In December 1996, the Company issued (i) 22,000 shares of Common Stock in consideration of the cancellation of a promissory note in the amount of $11,629,
(ii) 80,000 shares of Common Stock in partial consideration of the settlement of litigation concerning a promissory note (the amount attributed to such issuance was $29,447) and (iii) 4,000 shares of Common Stock in partial consideration of the satisfaction of a judgment (the amount attributed to such issuance was $23,000).

     In February 1997, the Company issued 2,000 shares to a non-affiliate to the acquisition of certain electronic test equipment.

     In July 1997, the Company issued an aggregate of 284,000 shares of Common Stock in consideration of the cancellation of promissory notes in the aggregate amount of $167,525.

     In December 1997, the Company issued an aggregate of 127,000 shares of Common Stock to ten non-affiliates as employee bonuses.

     In March 1998, the Company issued 1,000,000 shares of Common Stock to SMC in partial satisfaction of the Company's payment obligations of $288,382 under an amended compromise agreement.

     In July 1998, the Company issued 600,000 shares of Common Stock to an affiliate for aggregate consideration of $30,000 in connection with the exercise of an option.

     In October 1998, the Company issued (i) 300,000 shares of Common Stock to an affiliate in exchange for cancellation of indebtedness in the amount of $150,000 in connection with the exercise of a warrant issued pursuant to the Technology Transfer Agreement between the Company and SMC Group and (ii) 50,000 shares of Common Stock to an affiliate for consideration comprised of a $50,000 reduction in a promissory note in connection with the exercise of a warrant.

     In November 1998, the Company issued an aggregate of 21,000 shares of Common Stock to eight non-affiliates as employee bonuses.

     In December 1998, the Company issued (i) 200,000 shares of its Common Stock to Bibicoff & Associates, the Company's investment relations firm, in consideration for $25,000 cash and prior services rendered to the Company by Bibicoff & Associates; (ii) 80,000 shares of Common Stock to a creditor of the Company in exchange for cancellation of indebtedness in the aggregate amount of $100,000; and (iii) an aggregate of 20,000 shares of Common Stock to two non-affiliates for an aggregate consideration of $20,000 in connection with the exercise of two warrants.

     In April 1999, the Company issued (i) 628,571 shares of its Series A 7.0% Convertible Redeemable Preferred Stock and (ii) five year warrants to purchase up to 628,571 shares of Common Stock at an exercise price of $1.875 per share for cash consideration, net of commissions, of $990,000.

     The issuances of the Company's Common Stock in the above referenced transactions were effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), as transactions not involving a public offering, and reflect the Company's one-for-five reverse stock split. Exemption from the registration provisions of the Securities Act is claimed on the basis that such transactions did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere in this Transition Report on Form 10-KSB. Except for the historical information contained herein, the following discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Transition Report on Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Transition Report on Form 10-KSB. See "Forward Looking Statements; Cautionary Statement." The Company's actual results may differ materially from the results discussed in the forward-looking statements as a result of certain factors including, but not limited to, those discussed elsewhere in this Transition Report on Form 10-KSB.

OVERVIEW

     Telenetics Corporation designs and manufactures high quality, industrial grade modems, fiber optic drivers and radio modems within the industrial automation industry. The Company is also active in the design and manufacture of customized modem products for manufacturers of utility meters, remote terminal units ("RTUs"), electric relays, flow measurement devices, traffic controllers and the oil and gas industry. In addition to the Company's primary focus on the industrial automation market, the Company plans to expand into several other markets that have similar requirements for the type of specialized modems the Company designs, such as transportation, lottery and gaming, vending machine automation, security, point of sales ("POS") and automated teller machine, telemedicine and military applications.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                Nine Months Ended Dec. 31,      Twelve Months Ended
                                                --------------------------
                                                 1998              1997            March 31, 1998
                                                 ----              ----         -------------------
                                                                (unaudited)
     Net sales..............................    100.0%             100.0%              100.0%
     Cost of sales..........................     62.9               60.8                55.9
                                                ------             ------              ------

     Gross profit...........................     37.1               39.2                44.1

     Selling, general and administrative....     28.8               30.0                31.6
     Engineering and product development....      8.5                7.8                 6.9
                                                ------             ------              ------
     Operating income (loss)................     (0.2)               1.4                 5.6

     Interest expense ......................     (6.8)              (2.5)               (5.7)
     Benefit from relief of indebtedness....       --                3.6                 3.3
                                                ------             ------              ------
     Net income (loss)......................     (7.0)%              2.5%                3.2%
                                                ======             ======              ======

     COMPARISON OF NINE MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997 (UNAUDITED)

     NET SALES. Net sales for the nine months ended December 31, 1998 were $3,559,539 as compared to $1,940,394 for the nine months ended December 31, 1997, an increase of $1,619,145 or approximately 83%. This increase in net sales was primarily a result of increased purchases of the Company's products by Duquesne, GE/Harris and Bailey Network Systems.

     GROSS PROFIT. Gross profit decreased as a percentage of net sales by 2.1% to 37.1% for the nine months ended December 31, 1998 as compared to 39.2% for the nine months ended December 31, 1997. This decrease was primarily attributable to the nominal gross profit margins obtained in connection with sales of the Company's Omega(TM) Series products. Cost of sales increased by $1,059,796, or approximately 90%, to $2,239,688 during the nine months ended December 31, 1998 from $1,179,892 during the nine months ended December 31, 1997. The increase of cost of sales resulted from a significant increase in the volume of sales and corresponding increase in purchases of components from vendors at less than optimal price points.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $443,280, or approximately 76.1%, to $1,025,753 during the nine months ended December 31, 1998 from $582,473 during the nine months ended December 31, 1997, but decreased as a percentage of net sales from approximately 30.0% during the nine months ended December 31, 1997 to approximately 28.8% during the nine months ended December 31, 1998. The increase in dollar terms of selling, general and administrative expenses resulted primarily from an increase in sales and marketing expenses, an increase in expenses related to the preparation of reports required under the Securities Exchange Act of 1934 and costs associated with the private placement of the Company's subordinated promissory notes. The decrease in percentage of selling, general and administrative expenses was due primarily to the fact that expenses required to establish the infrastructure necessary to achieve higher revenues had been incurred in prior periods.

     ENGINEERING AND PRODUCT DEVELOPMENT. Engineering and product development expense increased by $149,713, or approximately 99.0%, to $300,952 during the nine months ended December 31, 1998 from $151,239 during the nine months ended December 31, 1997, and increased as a percentage of net sales from approximately 7.8% during the nine months ended December 31, 1997 to approximately 8.5% during the nine months ended December 31, 1998. This increase in engineering and product development expense was primarily attributable to the development of the Omega(TM) Series product line and other future product lines.

     BENEFIT FROM RELIEF OF INDEBTEDNESS. During the nine months ended December 31, 1998, the Company did not record a benefit from the relief of indebtedness. For the nine months ended December 31, 1997, the Company recorded benefit from relief of indebtedness of $70,611. The benefit from relief of indebtedness recorded during the nine months ended December 31, 1997 was attributable to the resolution of litigation matters for amounts less than the carrying values for those obligations.

     INTEREST EXPENSE. Interest expense during the nine months ended December 31, 1998 increased by $193,532 or approximately 397%, to $242,299, or 6.8% of net sales, from $48,767, or 2.5% of net sales, during the nine months ended December 31, 1997. The increase is a result of higher levels of borrowing during the nine months ended December 31, 1998 attributable in large part to borrowings under the Company's prior factoring arrangement with Access Capital. The Company terminated the factoring arrangement in February 1999.

     NET INCOME (LOSS). Net loss for the nine months ended December 31, 1998 was $249,306, or approximately (7.0)% of net sales, as compared to net income for the nine months ended December 31, 1997 of $48,455, representing approximately 2.5% of net sales.

     COMPARISON OF NINE MONTHS ENDED DECEMBER 31, 1998 AND TWELVE MONTHS ENDED MARCH 31, 1998

     NET SALES. Net sales for the nine months ended December 31, 1998 were $3,559,539 as compared to $2,897,484 for the twelve months ended March 31, 1998, an increase of $662,055 or approximately 22.8%. This increase in net sales was primarily a result of increased purchases by Duquesne, GE/Harris and Bailey Network Systems.

     GROSS PROFIT. Gross profit decreased as a percentage of net sales by 7.0% to 37.1% for the nine months ended December 31, 1998 as compared to 44.1% for the twelve months ended March 31, 1998. This decrease was primarily attributable to the introduction of the Company's new Omega(TM) Series product line. The Company believes that the gross profit margins recorded for the twelve months ended March 31, 1998 better reflect the Company's anticipated gross profit margin in the future. The Company further believes that future product introductions will not have as great an effect on future gross profit margins as the Omega(TM) series product line had on the Company's gross profit margin for the nine months ended December 31, 1998. Cost of sales increased by $619,843, or approximately 38.3%, to $2,239,688 during the nine months ended December 31, 1998 from $1,619,845 during the twelve months ended March 31, 1998. The increase of cost of sales resulted from a significant increase in the volume of sales and corresponding increase in purchases of components from vendors.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $109,333, or approximately 11.9%, to $1,025,753 during the nine months ended December 31, 1998 from $916,420 during the twelve months ended March 31, 1998, but decreased as a percentage of net sales from approximately 31.6% during the twelve months ended March 31, 1998 to approximately 28.8% during the nine months ended December 31, 1998. The increase in dollar terms of selling, general and administrative expenses resulted primarily from an increase in sales and marketing expenses. The decrease in percentage of selling, general and administrative expenses was due primarily to the fact that expenses required to establish the infrastructure necessary to achieve higher revenues had been incurred in prior periods.

     BENEFIT FROM RELIEF OF INDEBTEDNESS. During the nine months ended December 31, 1998, the Company did not record a benefit from the relief of indebtedness. For the twelve months ended March 31, 1998, the Company recorded a benefit from relief of indebtedness of $96,240. The benefit from relief of indebtedness recorded during the twelve months ended March 31, 1998 was attributable to the resolution of litigation matters for amounts less than the carrying values for those obligations.

     INTEREST EXPENSE. Interest expense during the nine months ended December 31, 1998 increased by $76,668 or approximately 46.3%, to $242,299, or 6.8% of net sales, from $165,631, or 5.7% of net sales, during the twelve months ended March 31, 1998. The increase is a result of higher levels of borrowing during the nine months ended December 31, 1998 attributable in large part to borrowings under the Company's prior factoring arrangement with Access Capital.

     NET INCOME (LOSS). Net loss for the nine months ended December 31, 1998 was $249,306, or approximately (7.0)% of net sales, as compared to net income for the twelve months ended March 31, 1998 of $93,654.

INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year(s) in which the differences are expected to reverse.

     A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's loss during the nine months ended December 31, 1998 and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of deferred tax assets is not more likely than not. Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended December 31, 1998, the Company financed its operations and capital expenditures primarily through borrowings under the Company's prior factoring agreement with Access Capital and the private placement of the Company's subordinated promissory notes.

     As of December 31, 1998, the Company had working capital of $521,200 and an accumulated deficit of $11,610,638. As of that date, the Company had no cash, a subscription receivable of $300,000 and $1,189,456 in accounts receivable. The Company also had convertible and other promissory notes outstanding in the aggregate amount of approximately $1,246,398 as of December 31, 1998. While the Company intends to repay some or all of the amounts of such indebtedness out of future cash flow from operations, management's internal cash projections estimate that such borrowings may remain outstanding until their maturity.

     On April 2, 1999, the Company secured a revolving line of credit with Celtic Capital Corporation, a division of Foothill Capital Corporation. The line of credit bears interest, at the greater of prime rate plus 3% or 10.75% per annum, is collateralized by substantially all of the assets of the Company and expires on October 2, 2000. The borrowing base under the line of credit is 80% of eligible accounts receivable up to a maximum borrowing of $3,000,000.

     In April 1999, the Company sold an aggregate of 628,571 shares of its Series A 7.0% Convertible Redeemable Preferred Stock at $1.75 per share and five year warrants to purchase an aggregate of 628,571 shares of the Company's Common Stock with an exercise price of $1.875 per share in a private equity offering to six accredited investors. The cash proceeds of the offering, net of commissions, was $990,000.

     The cash proceeds from the private equity offering of Series A 7.0% Convertible Redeemable Preferred Stock, together with anticipated borrowings under the Company's line of credit with Celtic Capital Corporation, will be used as working capital to fund research and development costs associated with the Company's products, costs associated with manufacturing and marketing the Company's products and costs associated with the continued growth and expansion of the Company.

     The Company believes that current and future available capital resources, cash flow from operations, and other existing sources of liquidity, including the Company's revolving line of credit with Celtic Capital Corporation and the proceeds of the recent private placement of the Company's Series A 7.0% Convertible Redeemable Preferred Stock, will be adequate to fund its operations for the remainder of the current fiscal year. However, there can be no assurance that sufficient funds will be available or that future events will not cause the Company to seek additional capital sooner, including, but not limited to, the failure by the Company to timely collect outstanding accounts receivable. To the extent the Company is in need of any additional financing, there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. The inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operation. If additional funds are raised by issuing equity or convertible debt securities, options or warrants, further dilution to the existing shareholders of the Company may result.

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

YEAR 2000 COMPLIANCE

     The Company has identified substantially all of its major hardware and software platforms in use and is continually modifying and upgrading its software and information technology ("IT") and non-IT systems. The Company has modified its current financial software to be Year 2000 ("Y2K") compliant. The Company does not believe that, with upgrades of existing software and/or conversion to new software, the Y2K issue will pose significant operational problems for its internal computer systems. The Company expects all systems to be Y2K compliant by September 30, 1999 through the use of internal and external resources. The Company has incurred insignificant costs to date associated with Y2K compliance and the Company presently believes estimated future costs will not be material. However, the systems of other companies on which the Company may rely also may not be timely converted, and failure to convert by another company could have an adverse effect on the Company's systems. The Company presently believes the Y2K problem will not pose significant operational problems and is not anticipated to have a material effect on its financial position or results of operations in any given year. However, actual results could differ materially from the Company's expectations due to unanticipated technological difficulties or project delays by the Company or its suppliers. If the Company and third parties upon which it relies are unable to address the issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company is in the process of developing a contingency plan and plans to devote all resources required to attempt to resolve any significant Y2K issues in a timely manner.

EFFECT OF INFLATION

     The Company believes that inflation has not had a material effect on its net sales or profitability in recent years.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" ("SFAS 133") issued by the FASB is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company does not expect the adoption of SFAS 133 to have a material effect on its financial position or results of operations.

LOOKING AHEAD

     Set forth below are major highlights of the Company's business plan for 1999. Management believes that the significant upward trend in increased sales and bookings as well as greater cost efficiencies that began in the latter part of 1998 will continue through 1999.

     During 1999 a significant portion of revenues will be realized from those opportunities that were uncovered and developed during the nine months ended December 31, 1998. Some of these developments are as follows:


     o STRATEGIC RELATIONSHIP WITH DUQUESNE. The Company anticipates that it will continue to derive revenues from sales of its products to Duquesne and to expand overall sales through the Company's Strategic Agreement with Duquesne.

     o INCREASE IN AUTOMATED METER READING MARKET. The Company anticipates that a significant portion of its business in 1999 will be derived from an international trend in increased meter reading automation. By pursuing major utilities with similar requirements as Duquesne, and promotion of system solutions such as the Company's Omega(TM) AMR Communication Interface Cabinets, the Company anticipates a significant increase in revenues from this market.

     o GROWTH THROUGH ACQUISITIONS. To expand its markets, the Company's business strategy includes growth through acquisitions. The Company anticipates that some portion of its growth during 1999 will be the result of strategic acquisitions.

     o EXISTING MAJOR CUSTOMERS. The Company anticipates that its general business with its major customers will continue to grow in 1999. During the nine months ended December 31, 1998, the Company's top ten customers were responsible for approximately $2.9 million of net sales.

     o TRANSPORTATION INDUSTRY. The Company anticipates that its significant activities within the transportation industry and close work with several departments of transportation such as CALTRANS, Wyoming Department of Transportation, Pennsylvania Department of Transportation and several other departments of transportation that are currently customers of the Company, will result in a significant increase in the Company's business during 1999.

     o DISTRIBUTION. The Company believes that its aggressive plan in identifying and hiring distributors, value added resellers and system integrators during the nine months ended December 31, 1998 will result in additional revenues in this sector in 1999 and beyond.

     o INTERNATIONAL BUSINESS. The Company anticipates a significant increase in international business. Current opportunities in China, Mexico, India, Spain and several other countries that the Company has been involved with may result in approximately $2 million of additional revenues during the next 18 months.

FORWARD-LOOKING STATEMENTS; CAUTIONARY STATEMENT

     Certain of the statements contained in this report, including those under "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and especially those contained under "Liquidity and Capital Resources" and "Looking Ahead," are "forward-looking statements" that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Transition Report on Form 10-KSB, risks associated with managing the Company's growth, as well as those factors discussed in "Risk Factors" described in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998. While the Company believes that these statements are accurate, the Company's business is dependent upon general economic conditions and various conditions specific to the modem and data communications industry, and future trends and results cannot be predicted with certainty. In particular:

     o Given the significant backlog of orders at December 31, 1998 and at March 31, 1998, there can be no assurance that there will be no delays in procuring, manufacturing, testing and shipping such a large volume of products.

     o Although the Company's business strategy includes growth through acquisitions, identifying and pursuing acquisition opportunities and integrating acquired products and businesses requires a significant amount of management time and skill. There can be no assurance that the Company will be able to identify suitable acquisition candidates, consummate any acquisition on acceptable terms or successfully integrate any acquired business into the Company's operations. There also can be no assurance that any future acquisition will not have an adverse effect upon the Company's operating results, particularly in the fiscal quarters immediately following consummation of the acquisition while the acquired business is being integrated into the Company's operations.

     o The Company continues to experience problems associated with under-capitalization. This may adversely affect the ability of the Company to ship its products in a timely manner, causing customers to cancel or delay a portion or all of their orders.

     o The Company has experienced significant growth during the last 18 months. As a result of this rapid growth, the Company has had to raise equity capital to fund its liquidity needs. The timing of which has, on occasions, resulted in the Company being required to purchase product components at less then optimal price points. As a result, the Company's gross margins on many of its product lines may fluctuate on a quarterly basis.

     o As of March 1999, there are no national standards approved for data communication and data acquisition within the transportation industry. Although the Company believes that its products will adapt to any new standards, lack of such procedures may delay orders or adversely affect shipments.

     o The Company has limited experience in marketing and selling its products in international markets. International customs, standards, approvals and political and economic uncertainties may adversely affect the Company's ability to ship its products internationally in a timely and profitable manner.

     o The trading price of the Company's Common Stock, like other technology stocks, is subject to significant volatility due to factors impacting the overall market which are unrelated to the Company's performance. The historical results of operations and financial position of the Company are not necessarily indicative of future financial performance. If revenues or earnings fail to meet securities analysts' expectations, there could be an immediate and significant adverse impact on the trading price of the Company's Common Stock.

     The Company has not experienced a material adverse impact of such risks and uncertainties and does not anticipate such an impact. However, no assurance can be given that such risks and uncertainties will not affect the Company's future financial position, results of operations or cash flows.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements of the Company and its subsidiaries are submitted as a separate section of this Transition Report on Form 10-KSB on pages F-1 through F-26.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     On January 20, 1999, George F. Rombach, C.P.A. resigned as the principal accountant of the Company. Mr. Rombach's reports on the Company's financial statements for the fiscal years ended March 31, 1997 and 1998 contained no adverse opinion and no disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. The Company's decision to accept the resignation of George F. Rombach was approved by the Company's Board of Directors. The Company's Board of Directors also approved the engagement of BDO Seidman, LLP as independent accountants for the Company and to advise the Company on accounting matters, effective as of January 20, 1999. Prior to the appointment of BDO Seidman, LLP, the Company had not consulted with BDO Seidman, LLP regarding the application of accounting principles.

     In the Company's two most recent fiscal years (i.e., March 31, 1997 and 1998) and the subsequent interim periods preceding the resignation of George F. Rombach, there were no disagreements with Mr. Rombach on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Mr. Rombach, would have caused Mr. Rombach to make a reference to the subject matter of the disagreement in connection with his reports.

     The Company requested George F. Rombach to furnish it with a letter addressed to the Securities and Exchange Commission ("Commission") stating whether he agrees with the above statements. A copy of that letter, dated January 20, 1999, was filed with the Commission as an exhibit to the Company's Form 8-K dated January 20, 1999. The Form 8-K also reported the engagement of BDO Seidman, LLP as the Company's certifying accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The information appearing under the caption "Election of Directors," including the subcaption "Compliance with Beneficial Ownership Reporting Rules," contained in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders to be held May 21, 1999 (the "Proxy Statement") is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

     The information appearing under the caption "Election of Directors," including the subcaption "Executive Compensation," contained in the Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information appearing under the caption "Election of Directors," including the subcaption "Principal Shareholders," contained in the Proxy Statement is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information appearing under the caption "Certain Relationships and Related Transactions" contained in the Proxy Statement is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

     3.1       Restated and Amended Articles of Incorporation of the Company

     3.2 Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series A 7.0% Convertible Redeemable Preferred Stock of the Company

     3.3 Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series B Convertible Preferred Stock of the Company

     3.4       Restated and Amended By-Laws of the Company

     4.1 Telenetics Corporation Stock Purchase Warrant between the Company and SMC Communications Group, Inc.*

     10.1 Letter of Intent dated May 28, 1998 by and between Duquesne Light Company and the Company*

     10.2 Subcontract dated June 10, 1998 between Sargent Electric Company and the Company*

     10.3 Marketing and Technology Agreement dated July 13, 1998 by and between the Company and Duquesne Light Company*

     10.4 Factoring Agreement made by and between Access Capital, Inc. and the Company as of November 26, 1997*

     10.5 Interparty Agreement dated November 26, 1997 by and between SMC Communications Group, Inc., Shala Shashani doing business as SMC Group and Access Capital, Inc.*

     10.6 Amendment to Factoring Agreement made by and between Access Capital, Inc. and the Company as of January 31, 1998*

     10.7 Amendment to Compromise Agreement and Mutual Release dated December 30, 1997 by and between the Company, SMC Communications Group, Inc. and Shala Shashani doing business as SMC Group*

     10.8 Security Agreement dated December 31, 1997 by and between the Company and SMC Communications Group, Inc.*

     10.9 Amendment to Security Agreement dated March 30, 1998 by and between the Company and SMC Group*

     10.10 Technology Transfer Agreement dated October 29, 1997 by and between the Company and SMC Communications Group, Inc.*

     10.11     Commercial Lease dated July 30, 1994 between SMC Group and the
               Company*

     10.12 Loan and Security Agreement dated as of April 2, 1999 between Celtic Capital Corporation and the Company

     10.13 Asset Purchase Agreement dated April 5, 1999 between Greenland Corporation and the Company

     10.14 Commercial Lease dated April 12, 1999 between Mark IV Capital Properties, Inc. and the Company

     27.1      Financial Data Schedule

---------------------
* Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended March 31, 1998.

     (b) Reports on Form 8-K.

         None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             TELENETICS CORPORATION


Dated: April 14, 1999        By: /S/MICHAEL A. ARMANI
                                 -----------------------------------------------
                                   Michael A. Armani
                                   Chairman of the Board, President, Chief
                                   Executive Officer and Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Name                             Title                        Date
        ----                             -----                        ----


/S/MICHAEL A. ARMANI         Chairman of the Board, President,   April 14, 1999
-----------------------      Chief Executive Officer, Chief
Michael A. Armani            Financial Officer and Director
                             (principal executive officer and
                             principal accounting officer)


/S/SHALA SHASHANI            Secretary and Director              April 14, 1999
-----------------------
Shala Shashani


/S/CARL SHAIFER              Director                            April 14, 1999
-----------------------
Carl Shaifer


/S/GEORGE LEVY, M.D.         Director                            April 14, 1999
-----------------------
George Levy, M.D.

                             TELENETICS CORPORATION
                          INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----

Report of Independent Certified Public Accountants (BDO Seidman, LLP)       F-2

Report of Independent Auditor (George F. Rombach)                           F-3

Balance Sheets as of December 31, 1998 and unaudited pro forma as of
   December 31, 1998                                                        F-4

Statements of Operations for the nine months ended
   December 31, 1998 and 1997 (unaudited) and the year
   ended March 31, 1998                                                     F-6

Statements of Shareholders' Deficiency for the nine months ended
   December 31, 1998 and the year ended March 31, 1998                      F-7

Statements of Cash Flows for the nine months ended
   December 31, 1998 and 1997 (unaudited) and the year
   ended March 31, 1998                                                     F-8

Notes to Financial Statements                                               F-10

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Telenetics Corporation

         We have audited the accompanying balance sheet of Telenetics Corporation as of December 31, 1998, and the related statements of operations, shareholders' deficiency and cash flows for the nine months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telenetics Corporation at December 31, 1998, and the results of its operations and its cash flows for the nine months then ended in conformity with generally accepted accounting principles.




                                                     BDO Seidman, LLP



Orange County, California
March 18, 1999, except as
     to Note 14, which is as of
     April 15, 1999

                          REPORT OF INDEPENDENT AUDITOR

To the Board of Directors
   and Shareholders of
Telenetics Corporation

I have audited the accompanying statements of operations, shareholders' deficiency and cash flows of Telenetics Corporation for the year ended March 31, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Telenetics Corporation for the year ended March 31, 1998 in conformity with generally accepted accounting principles.



                                                     GEORGE F. ROMBACH




Newport Beach, California
July 13, 1998

                             TELENETICS CORPORATION
                                 BALANCE SHEETS

                                                                                                   PRO FORMA
                                                                                                   DECEMBER 31,
                                                                                 DECEMBER 31,         1998
                                                                                     1998           (NOTE 14)
                                                                                     ----           ---------
                                                                                                   (UNAUDITED)

                                        ASSETS (NOTES 4 AND 5)

Current assets:
   Cash                                                                         $          --     $     990,000
   Accounts receivable, net of allowance
       for doubtful accounts of $61,629                                             1,189,456         1,189,456
   Subscription receivable (Note 6)                                                   300,000           300,000
   Receivable from related parties                                                    106,362           106,362
   Inventories (Note 2)                                                             2,939,088         2,939,088
                                                                                --------------    --------------

Total current assets                                                                4,534,906         5,524,906

Property, plant and equipment, net (Note 3)                                            88,780            88,780
Other assets                                                                           86,449            86,449
                                                                                --------------    --------------

                                                                                $   4,710,135     $   5,700,135
                                                                                ==============    ==============

                             TELENETICS CORPORATION
                                 BALANCE SHEETS
                                   (CONTINUED)



                                                                                                    PRO FORMA
                                                                                                   DECEMBER 31,
                                                                                  DECEMBER 31,         1998
                                                                                      1998          (NOTE 14)
                                                                                      ----         ------------
                                                                                                    (UNAUDITED)

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
 Current liabilities:
   Bank overdraft                                                               $      18,010     $      18,010
   Obligations under factoring agreement (Note 4)                                     289,627           289,627
   Current portion of related party debt (Note 5)                                      41,713            41,713
   Accounts payable                                                                 1,960,964         1,960,964
   Accrued expenses                                                                   295,952           295,952
   Advance payments from customers                                                  1,407,440         1,407,440
                                                                                --------------    --------------

 Total current liabilities                                                          4,013,706         4,013,706

 Related party debt, less current portion (Note 5)                                    250,000           250,000
 Subordinated unsecured promissory notes (Note 6)                                     954,685           954,685
                                                                                --------------    --------------

 Total liabilities                                                                  5,218,391         5,218,391
                                                                                --------------    --------------

 Commitments and contingencies (Note 11)
 Subsequent events (Notes 4, 11 and 14)

 Shareholders' equity (deficiency) (Notes 5, 6, 7 and 8):
   Preferred stock, no par value. Authorized 5,000,000
      shares; no shares issued or outstanding (628,571
      shares of Series A Convertible Redeemable Preferred Stock
      issued and outstanding pro forma)                                                   --            990,000
   Common stock, no par value. Authorized 25,000,000 shares;
      issued and outstanding 9,527,165 shares                                      11,102,382        11,102,382
   Accumulated deficit                                                            (11,610,638)      (11,610,638)
                                                                                --------------    --------------

 Total shareholders' equity (deficiency)                                             (508,256)          481,744
                                                                                --------------    --------------

                                                                                $   4,710,135     $   5,700,135
                                                                                ==============    ==============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                             TELENETICS CORPORATION
                            STATEMENTS OF OPERATIONS


                                                                NINE MONTHS        NINE MONTHS
                                                                   ENDED              ENDED         YEAR ENDED
                                                               DECEMBER 31,        DECEMBER 31,      MARCH 31,
                                                                   1998               1997             1998
                                                                   ----               ----             ----
                                                                                  (UNAUDITED)

     Net sales (Note 12)                                      $   3,559,539     $   1,940,394     $   2,897,484
     Cost of sales                                                2,239,688         1,179,892         1,619,845
                                                              --------------    --------------    --------------

     Gross profit                                                 1,319,851           760,502         1,277,639

     Selling, general and administrative                          1,025,753           582,473           916,420
     Engineering and product development                            300,952           151,239           199,863
                                                              --------------    --------------    --------------

     Income (loss) from operations                                   (6,854)           26,790           161,356

     Interest expense                                              (242,299)          (48,767)         (165,631)
     Benefit from the relief of indebtedness                             --            70,611            96,240
     Other income                                                       647               621             2,489
                                                              --------------    --------------    --------------

     Income (loss) before income taxes                             (248,506)           49,255            94,454

     Income taxes (Note 9)                                              800               800               800
                                                              --------------    --------------    --------------

     Net income (loss)                                        $    (249,306)    $      48,455     $      93,654
                                                              ==============    ==============    ==============

     Basic and diluted earnings (loss)
        per share (Note 10)                                   $        (.03)    $         .01     $         .01
                                                              ==============    ==============    ==============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                             TELENETICS CORPORATION
                     STATEMENTS OF SHAREHOLDERS' DEFICIENCY



                                                     COMMON STOCK
                                            --------------------------------
                                                                                 ACCUMULATED
                                               SHARES             AMOUNT           DEFICIT             TOTAL
                                               ------             ------         -----------           -----

Balance at March 31, 1997                       6,845,165     $  10,116,145     $ (11,454,986)    $  (1,338,841)

Stock issued in settlement with
   related party (Note 5)                       1,000,000           288,382                --           288,382
Stock issued upon debt conversion
   (Note 7)                                       284,000           167,525                --           167,525
Stock issued for employee bonuses                 127,000             6,350                --             6,350
Net income                                             --                --            93,654            93,654
                                            --------------    --------------    --------------    --------------

Balance at March 31, 1998                       8,256,165        10,578,402       (11,361,332)         (782,930)

Stock issued upon exercise of
   options (Note 8)                               600,000            30,000                --            30,000
Stock issued upon exercise of
   warrants (Notes 5 and 6)                       370,000           220,000                --           220,000
Stock issued upon debt
   conversion (Note 7)                             80,000           100,000                --           100,000
Stock issued for debt offering
   costs (Note 6)                                 120,635            38,000                --            38,000
Stock issued for cash                              79,365            25,000                --            25,000
Stock issued for employee
   bonuses                                         21,000             6,615                --             6,615
Warrants issued with
   subordinated promissory
   notes (Note 6)                                      --           104,365                --           104,365
Net loss                                               --                --          (249,306)         (249,306)
                                            --------------    --------------    --------------    --------------

Balance at December 31, 1998                    9,527,165     $  11,102,382     $ (11,610,638)    $    (508,256)
                                            ==============    ==============    ==============    ==============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                             TELENETICS CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                               NINE MONTHS       NINE MONTHS
                                                                  ENDED             ENDED           YEAR ENDED
                                                              DECEMBER 31,       DECEMBER 31,        MARCH 31,
                                                                  1998              1997               1998
                                                                  ----              ----               ----
                                                                                (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                          $    (249,306)    $      48,455     $      93,654
   Adjustments to reconcile net income (loss) to cash
     used in operations:
     Depreciation and amortization                                   27,922             7,191             9,782
     Benefits from debt relief                                           --           (70,611)          (96,240)
     Provision for inventory obsolescence                            22,327                --                --
     Stock issued for employee bonuses                                6,615                --             6,350
     Changes in operating assets and liabilities:
       Accounts receivable                                         (656,663)           94,686          (166,294)
       Inventories                                               (2,368,740)          (54,500)          (19,500)
       Other assets                                                 (43,472)              (31)              (44)
       Accounts payable                                           1,630,572          (200,745)         (380,323)
       Accrued expenses                                              86,576           (11,228)           12,586
       Advance payments from customers                            1,402,549             7,891                16
                                                              --------------    --------------    --------------

Net cash used in operating activities                              (141,620)         (178,892)         (540,013)
                                                              --------------    --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                       (68,102)               --                --
   Amounts collected from (advanced to) related parties              22,613          (100,433)          (93,152)
                                                              --------------    --------------    --------------

Net cash used in investing activities                               (45,489)         (100,433)          (93,152)
                                                              --------------    --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank overdraft                                                    18,010                --                --
   Net increase (decrease) in obligations under
       factoring agreement                                         (391,112)          298,071           680,739
   Repayments of convertible notes payable                          (11,317)          (41,500)          (49,133)
   Proceeds from related party debt                                  34,500           307,082           307,082
   Repayments of related party debt                                (147,372)         (287,500)         (312,500)
   Proceeds from subordinated promissory notes                      650,000                --                --
   Proceeds from sale of common stock                                25,000                --                --
                                                              --------------    --------------    --------------

Net cash provided by financing activities                           177,709           276,153           626,188
                                                              --------------    --------------    --------------

                             TELENETICS CORPORATION
                      STATEMENTS OF CASH FLOWS (CONTINUED)


                                                               NINE MONTHS       NINE MONTHS
                                                                  ENDED             ENDED           YEAR ENDED
                                                              DECEMBER 31,       DECEMBER 31,        MARCH 31,
                                                                  1998              1997               1998
                                                                  ----              ----               ----
                                                                                (UNAUDITED)

NET INCREASE (DECREASE) IN CASH                                      (9,400)           (3,172)           (6,977)

Cash, beginning of period                                             9,400            16,377            16,377
                                                              --------------    --------------    --------------

Cash, end of period                                           $          --     $      13,205     $       9,400
                                                              ==============    ==============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
   Interest                                                   $     190,334     $      23,114     $     114,222
                                                              ==============    ==============    ==============
   Income taxes                                               $         800     $         800     $         800
                                                              ==============    ==============    ==============

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
   Issuance of common stock upon exercise of options in
     exchange for increase in receivable from related
     parties                                                  $      30,000     $          --     $          --
                                                              ==============    ==============    ==============
   Issuance of common stock upon exercise of warrants
     in exchange for reduction in subordinated
     promissory notes and related party debt                  $     220,000     $          --     $          --
                                                              ==============    ==============    ==============
   Issuance of common stock upon conversion of debt           $     100,000     $                 $     167,525
                                                              ==============    ==============    ==============
   Issuance of common stock for debt offering costs           $      38,000     $          --     $          --
                                                              ==============    ==============    ==============
   Issuance of common stock in settlement with related
     party                                                    $          --     $     288,382     $     288,382
                                                              ==============    ==============    ==============
   Warrants issued in connection with issuance of
     subordinated promissory notes                            $     104,365     $          --     $          --
                                                              ==============    ==============    ==============
   Subordinated promissory notes issued for
     subscription receivable                                  $     300,000     $          --     $          --
                                                              ==============    ==============    ==============
   Subordinated promissory notes issued upon conversion
     of note payable                                          $     179,050     $          --     $          --
                                                              ==============    ==============    ==============

   Equipment acquired under capital lease                     $          --     $      32,956     $      32,956
                                                              ==============    ==============    ==============
   Promissory note issued for reduction in
     accounts payable                                         $          --     $          --     $     257,035
                                                              ==============    ==============    ==============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                             TELENETICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 1998 AND MARCH 31, 1998


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND BUSINESS

     Telenetics Corporation ("Telenetics" or the "Company") designs and manufactures high quality, industrial grade modems, fiber optic drivers and radio modems within the industrial automation industry. The Company has also become active in the design and manufacture of customized modem products for manufacturers of utility meters, remote terminal units, electric relays, flow measurement devices, traffic controllers and the oil and gas industry.

     FISCAL YEARS

     Beginning with the period ended December 31, 1998, the Company changed its fiscal year end from March 31 to December 31. Accordingly, the accompanying financial statements include audited financial statements for the nine months ended December 31, 1998 and the year ended March 31, 1998 and unaudited financial statements for the nine months ended December 31, 1997.

     REVENUE RECOGNITION

     Revenue is recognized upon shipment, or receipt of the product by the customer, pursuant to the terms of the respective contractual arrangement. Cash received in advance of the delivery of products has been recorded as advance payments from customers in the accompanying balance sheet.

     RECEIVABLE FROM RELATED PARTIES

     Receivable from related parties is comprised primarily of advances to an executive officer and director of the Company. Such advances are non-interest bearing and are payable upon demand.

     INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed principally using the straight-line method over the estimated useful lives of the assets (or lease term, if shorter), which range up to five years.

     Maintenance and repairs are expensed as incurred while renewals and betterments are capitalized.

                             TELENETICS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      DECEMBER 31, 1998 AND MARCH 31, 1998


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     DEBT ISSUANCE COSTS

     The costs related to the issuance of the subordinated promissory notes are capitalized and amortized over the term of the related debt.

     LONG-LIVED ASSETS

     The Company reviews the carrying amount of its long-lived assets and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     PRODUCT WARRANTIES

     The Company provides warranties for certain of its products for periods of twelve to eighteen months. Estimated warranty costs are recognized at the time of the sale.

     INCOME TAXES

     The Company uses the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes are recognized based on the differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

     STOCK-BASED COMPENSATION

     The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for its employee stock option plans, unless the exercise price of options granted is less than fair market value on the date of grant. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

                             TELENETICS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      DECEMBER 31, 1998 AND MARCH 31, 1998


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     EARNINGS (LOSS) PER SHARE AND SHARES OUTSTANDING

     Earnings (loss) per share is calculated pursuant to the Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings
     (loss) per share reflects the potential dilution of securities that could share in the earnings of the Company.

     The share and per share information has been adjusted for all periods presented to reflect the one-for-five reverse stock split which occurred on January 8, 1999.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. This statement defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 1998, the fair value of all financial instruments approximated carrying value.

     The carrying amount of accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short maturity of these items. The Company believes the carrying amounts of its related party long-term debt and subordinated promissory notes approximate fair value because the interest rates on these instruments approximate market interest rates.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CONCENTRATION OF CREDIT RISK

     Financial instruments, which potentially expose the Company to concentration of credit risk, consist primarily of cash and accounts receivable. The Company places its cash with high quality financial institutions. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.

                             TELENETICS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      DECEMBER 31, 1998 AND MARCH 31, 1998


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. Credit losses are provided for in the financial statements and consistently have been within management's expectations.

     REPORTING COMPREHENSIVE INCOME

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of shareholders' equity and bypass net income. The Company adopted the provisions of this statement in 1998. These disclosure requirements had no impact on the Company's financial position or results of operations. The Company has no elements of other comprehensive income, as defined by this statement.

     DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information". The provisions of this statement require disclosures of financial and descriptive information about an enterprise's operating segments in annual and interim financial reports issued to shareholders. The statement defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. The Company adopted the provisions of this statement for 1998 annual reporting. These disclosure requirements had no impact on the Company's financial position or results of operations, or the Company's existing disclosures.

     NEW ACCOUNTING PRONOUNCEMENT

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" ("SFAS 133") issued by the FASB is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company does not expect the adoption of SFAS 133 to have a material effect on its financial position or results of operations.

                             TELENETICS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      DECEMBER 31, 1998 AND MARCH 31, 1998


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year financial statements to be consistent with the December 31, 1998 presentation.

2.   INVENTORIES

     Inventories consist of the following:

                                                               DECEMBER 31,
                                                                   1998
                                                              --------------

          Raw materials                                       $   1,008,377
          Work-in-process                                           671,692
          Finished goods                                          1,259,019
                                                              --------------

                                                              $   2,939,088
                                                              ==============

                             TELENETICS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      DECEMBER 31, 1998 AND MARCH 31, 1998


3.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:


                                                               DECEMBER 31,
                                                                   1998
                                                              --------------

          Furniture and fixtures                              $     146,885
          Equipment                                                 123,338
                                                              --------------
                                                                    270,223
          Accumulated depreciation and amortization                (181,443)
                                                              --------------

                                                              $      88,780
                                                              ==============

4.   OBLIGATIONS UNDER FACTORING AGREEMENT

     In November 1997, the Company entered into a factoring agreement with a finance company to sell certain accounts receivable due to the Company from its customers. The finance company has a security interest in substantially all of the Company's assets. Advances are subject to a 15% per annum service fee and a 2.5% administrative fee on all accounts receivable purchased by the factor during the term of the agreement. Factoring costs which aggregated approximately $178,000 for the nine months ended December 31, 1998 and $55,000 for the year ended March 31, 1998 are included in interest expense in the accompanying statements of operations.

     In February 1999, the Company terminated the factoring agreement with the finance company.

5.   RELATED PARTY DEBT

     A summary of related party debt follows:

                                                               DECEMBER 31,
                                                                   1998
                                                              --------------

          Payable to SMC                                      $     250,000
          Payable to estate of Fred Curizo                           41,713
                                                              --------------
                                                                    291,713

          Current portion                                           (41,713)
                                                              --------------

                                                              $     250,000
                                                              ==============

                             TELENETICS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      DECEMBER 31, 1998 AND MARCH 31, 1998


5.   RELATED PARTY DEBT (CONTINUED)

     SMC AND SMC COMMUNICATIONS GROUP, INC.

     Since 1992, Shala Shashani (dba SMC) and SMC Communications Group, Inc. (which is owned and operated by Shala Shashani, a director of the Company) (collectively, "SMC") have advanced funds to the Company to purchase common stock and have provided various products, services and facilities for the Company.

     In September 1996, the Company and SMC entered into a compromise agreement and mutual release that reduced the number of shares of the Company's common stock that SMC was entitled to receive in connection with SMC's investments in the Company. The compromise agreement was amended in December 1997. Pursuant to the amended compromise agreement, 1,000,000 shares of the Company's common stock were issued to SMC and its assignees in March 1998. As of March 31, 1998, the aggregate amount owed by the Company to SMC was $536,895.

     In connection with the amended compromise agreement, the Company agreed to enter into a technology transfer agreement with SMC whereby SMC transferred all right, title and interest in certain products sold by the Company. In exchange, the Company issued SMC a five-year warrant to purchase 300,000 shares of common stock at an exercise price of $.50. In October 1998, the outstanding SMC balance was reduced by $150,000 to exercise the warrant for 300,000 shares of common stock. In addition, $125,000 of the outstanding SMC loan balance was converted into a subordinated promissory note with an attached warrant to purchase shares of common stock. The warrant was exercised immediately by converting $50,000 of the subordinated promissory note to common stock (see Note 6).

     In April 1998, SMC agreed to extend the due date for all unpaid obligations to December 31, 2000 and increased the interest rate to 10%. As of December 31, 1998, the aggregate amount of the obligations to SMC was $250,000.

     Loans and obligations from SMC that remain unpaid after the amended compromise agreement are secured by the receivables, inventories and other assets of the Company pursuant to a security agreement.

     ESTATE OF FRANK CURZIO

     During the year ended March 31, 1998, the Company and the estate of Frank Curzio, a past director, stipulated to a judgement to settle various disputes and legal proceedings relating to amounts owed to Mr. Curzio and Fredco Productions, Inc. The judgement provides for the payment of the aggregate sum of $175,000 payable in various installments through May 1999.

                             TELENETICS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      DECEMBER 31, 1998 AND MARCH 31, 1998


6.   SUBORDINATED UNSECURED PROMISSORY NOTES

     During the nine months ended December 31, 1998, the Company issued $1,129,050 of subordinated unsecured promissory notes, including notes aggregating $314,500 which have been issued to certain officers and directors of the Company. The notes bear interest at 10% per annum and such interest is payable on a quarterly basis. All principal and accrued and unpaid interest is due at maturity on September 30, 2000. Included with the sale of such notes were a total of 451,620 warrants to purchase the Company's common stock, exercisable at $1 per share and expiring September 30, 2000 (see Note 8). The Company has ascribed an estimated fair value to these warrants aggregating $104,365 and accordingly has discounted the subordinated unsecured promissory notes balance as of the date of issuance. Such discount is recognized as additional interest expense over the life of the notes.

     As of December 31, 1998, the Company had a subscription receivable aggregating $300,000 relating to the issuance of the subordinated promissory notes.

     The Company issued 120,635 shares of common stock with a fair market value of $38,000 to an individual for services provided in connection with the offering of the subordinated promissory notes. Such debt issuance costs have been capitalized and are included in other assets in the accompanying balance sheet.

     During the nine months ended December 31, 1998, the holders of certain subordinated promissory notes exercised their warrants to purchase 70,000 shares of common stock by exchanging subordinated promissory notes with an aggregate principal amount of $70,000 (see Note 8).

     The subordinated promissory notes include certain non-financial covenants and also restrict the Company's ability to declare and pay dividends and redeem or repurchase any of its common stock. The Company was in compliance with all covenants at December 31, 1998.

7.   CONVERTIBLE NOTES PAYABLE

     Between December 1995 and August 1996, the Company issued $890,000 of convertible notes which bore interest at 7% per annum and were due and payable six months from the date of issuance. At March 31, 1998, two notes aggregating $156,051 were outstanding. During the nine months ended December 31, 1998, one note for $100,000 was converted into 80,000 shares of common stock. In addition, the remaining unpaid balance of the second note was converted into a subordinated promissory note with an attached warrant to purchase shares of common stock (see Note 6).

                             TELENETICS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      DECEMBER 31, 1998 AND MARCH 31, 1998


8.   STOCK OPTIONS AND WARRANTS

     In August 1998, the Company's Board of Directors adopted the 1998 Stock Option Plan (the "Plan"), subject to shareholder approval. The Plan is administered by a committee appointed by the Board of Directors (the "Committee") which determines the recipients and the terms of the options granted. The Plan provides that options granted may be either incentive stock options or non-qualified options. Options may be granted to eligible employees, directors and consultants to purchase shares of the Company's common stock at a price generally not less than 100% of the fair market value of the common stock on the date of grant for incentive stock options and not less than 85% for non-qualified stock options. The Plan provides for the granting of options for up to 1,000,000 shares of the Company's common stock. Subject to termination of employment, options may expire up to ten years from the date of grant.

     The Company accounts for stock-based compensation under the "intrinsic value" method. Under this method, no compensation expense is recorded for these plans and arrangements for current employees whose grants provide for exercise prices at or above the market price on the date of grant. Compensation or other expense is recorded based on intrinsic value (excess of market price over exercise price on date of grant) for employees, and fair value of the option awards for others.

     In September 1998, the Company granted options to purchase 560,000 shares of common stock, pursuant to the 1998 Stock Option Plan. As the Plan requires shareholder approval, the Company has not recorded any compensation expense in connection with the options granted during the nine month period ended December 31, 1998. Such compensation expense, if any, will be computed upon shareholder approval of the Plan.

     A summary of stock option activity is as follows:

                                                                                                          WEIGHTED
                                                                                                           AVERAGE
                                                   NUMBER OF         PRICE PER         AGGREGATE          EXERCISE
                                                     SHARES            SHARE             PRICE              PRICE
         --------------------------------------- --------------    --------------    --------------    ---------------
           Balance, March 31, 1997 and 1998            600,000     $         .05     $      30,000     $         .05
           Options granted                             560,000       1.06 - 1.25           684,800              1.22
           Options exercised                          (600,000)              .05           (30,000)              .05
         --------------------------------------- --------------    --------------    --------------    ---------------

         Balance, December 31, 1998                    560,000     $ 1.06 - 1.25     $     684,800     $        1.22
         ======================================= ==============    ==============    ==============    ===============

                             TELENETICS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      DECEMBER 31, 1998 AND MARCH 31, 1998


8.   STOCK OPTIONS AND WARRANTS (CONTINUED)

     The following table summarizes information with respect to stock options outstanding at December 31, 1998:

                                            OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                               -------------------------------------------------     --------------------------------
                                                   WEIGHTED
                                   NUMBER           AVERAGE          WEIGHTED           NUMBER            WEIGHTED
                RANGE OF       OUTSTANDING AT      REMAINING          AVERAGE        EXERCISABLE AT       AVERAGE
                EXERCISE        DECEMBER 31,      CONTRACTUAL        EXERCISE        DECEMBER 31,         EXERCISE
                 PRICES             1998          LIFE (YEARS)         PRICE             1998              PRICE
             --------------------------------------------------------------------------------------------------------
             $        1.06            80,000              9.66     $        1.06                --     $          --
                      1.25           480,000              9.66              1.25            44,000              1.25
             --------------------------------------------------------------------------------------------------------

             $ 1.06 - 1.25           560,000              9.66     $        1.22            44,000     $        1.25
             ========================================================================================================

     If the Company had elected the fair value method of accounting for stock-based compensation, compensation cost would be accrued at the estimated fair value of all stock option grants over the service period, regardless of later changes in stock prices and price volatility. The fair value at date of grant for options granted during the nine months ended December 31, 1998 has been estimated based on a modified Black-Scholes valuation model with the following assumptions: no dividend yield; expected volatility of 50% based on historical results; risk-free interest rate of 4.9%; and average expected lives of five years.

     The weighted average fair value of the options granted during the nine months ended December 31, 1998 was $.62 per share.

     The following table sets forth the net income (loss) and earnings (loss) per share amounts for the periods presented as if the Company had elected the fair value method of accounting for stock options.

                                                                                 NINE MONTHS           YEAR
                                                                                    ENDED              ENDED
                                                                                 DECEMBER 31,        MARCH 31,
                                                                                     1998              1998
                                                                                --------------    --------------

         NET INCOME (LOSS)

                  As reported                                                   $    (249,306)    $      93,654
                                                                                ==============    ==============
                  Pro forma                                                     $    (276,388)    $      93,654
                                                                                ==============    ==============

         BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

                  As reported                                                   $        (.03)    $         .01

                             TELENETICS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      DECEMBER 31, 1998 AND MARCH 31, 1998


                                                                                ==============    ==============
                  Pro forma                                                     $        (.03)    $         .01
                                                                                ==============    ==============

                             TELENETICS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      DECEMBER 31, 1998 AND MARCH 31, 1998


8.   STOCK OPTIONS AND WARRANTS (CONTINUED)

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

     Additional incremental compensation expense includes the excess of fair values of options granted during the period over any compensation amounts recorded for options whose exercise prices were less than the market value at date of grant, and for any expense recorded for non-employee grants.

     All such incremental compensation is amortized over the related vesting period, or expensed immediately if fully vested. The above calculations include the effects of all grants in the periods presented. Because options often vest over several years and additional awards are made each year, the results shown above may not be representative of the effects on net income
     (loss) in future years.

     The Board of Directors has authorized the issuance of common stock purchase warrants to a director during the year ended March 31, 1998 (see Note 5) and also in connection with the issuance of the 10% subordinated unsecured promissory notes (see Note 7).

     A summary of the common stock purchase warrants activity is as follows:

                                                                                         WARRANT PRICE
                                                                                --------------------------------
                                                                 NUMBER OF
                                                                  SHARES           PER SHARE           TOTAL

         Balance outstanding, March 31, 1997                             --     $          --     $          --
         Warrants issued                                            300,000               .50           150,000
                                                              --------------    --------------    --------------
         Balance outstanding, March 31, 1998                        300,000               .50           150,000
         Warrants issued                                            451,620              1.00           451,620
         Warrants exercised                                        (370,000)       .50 - 1.00          (220,000)
                                                              --------------    --------------    --------------
         Balance outstanding, December 31, 1998                     381,620     $        1.00     $     381,620
                                                              ==============    ==============    ==============

     At December 31, 1998, the total number of shares reserved for issuance upon exercise of stock options and warrants was 1,381,620 shares.

                             TELENETICS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      DECEMBER 31, 1998 AND MARCH 31, 1998


9.   INCOME TAXES

     The provision for income taxes for the nine months ended December 31, 1998 and the year ended March 31, 1998 is comprised of the minimum current state income tax. Differences between the statutory and effective tax rates are primarily due to valuation allowances recorded to offset deferred tax benefits associated with net operating losses.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Components of the Company's deferred tax assets and liabilities are not material to the accompanying financial statements, except the deferred tax asset as a result of the Company's net operating loss carryforward. Such deferred tax asset was approximately $900,000 at December 31, 1998, and is offset by a valuation allowance on the total net deferred tax asset balance.

     As of December 31, 1998, the Company has a federal net operating loss carryforward of approximately $2,400,000 which expires at various dates through 2018 and a state net operating loss carryforward of approximately $800,000 which expires at various dates through 2003.

     The utilization of the net operating loss carryforwards could be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some poriton or all of the deferred tax assets will not be realized. As a result of the Company's loss during the nine months ended December 31, 1998 and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of deferred tax assets is not more likely than not. Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of December 31, 1998.


10.  EARNINGS (LOSS) PER SHARE

     The following table illustrates the computation of basic and diluted earnings (loss) per share:

                                                                                 NINE MONTHS
                                                                                    ENDED            YEAR ENDED
                                                                                 DECEMBER 31,        MARCH 31,
                                                                                     1998               1998
                                                                                --------------    --------------

         NUMERATOR:

         Net income (loss)                                                      $    (249,306)    $      93,654
                                                                                ==============    ==============

         DENOMINATOR:
         Weighted average number of common shares
            outstanding during the period                                           8,792,088         7,161,513
                                                                                --------------    --------------
         Basic and diluted earnings (loss) per share                            $        (.03)    $         .01
                                                                                ==============    ==============

                             TELENETICS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      DECEMBER 31, 1998 AND MARCH 31, 1998


10.  EARNINGS (LOSS) PER SHARE (CONTINUED)

     The computation of diluted earnings (loss) per share excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect was antidilutive due to losses incurred by the Company or such instruments had exercise prices greater than the average market price of the common shares during periods presented. See summary of outstanding stock options and warrants in Note 8.

11.  COMMITMENTS AND CONTINGENCIES

     LEASES

     The Company leases its facilities from SMC, an entity owned and controlled by a director of the Company. The lease has an initial term that expires on July 31, 1999 and an option to extend for an additional year. The annual rental was $54,000 and was increased to $78,000 on August 1, 1998. As of March 31, 1998, the amount of unpaid rents due under this arrangement aggregated $141,500. As part of the compromise agreement, the Company agreed to pay this obligation by December 31, 1999 (see Note 5).

     Subsequent to December 31, 1998, the Company entered into a lease agreement to lease a new corporate and manufacturing facility (see Note 14).

     The future minimum rental payments required under operating leases, including the new facility lease, that have initial or remaining noncancellable lease terms in excess of one year are as follows:

               YEAR ENDING DECEMBER 31,                            AMOUNT
         -----------------------------------                 -------------------

         1999                                                $    188,727
         2000                                                     200,751
         2001                                                     299,473
         2002                                                     308,457
         2003                                                     317,711
         Thereafter                                               161,203
                                                             -------------------

                                                             $  1,566,322
                                                             ===================

     Total rent expense, primarily for the related party lease, for the nine months ended December 31, 1998 and the year ended March 31, 1998 was $50,500 and $54,000, respectively.

                             TELENETICS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      DECEMBER 31, 1998 AND MARCH 31, 1998


11.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

     ROYALTIES UNDER STRATEGIC AGREEMENT

     In July 1998, the Company entered into a ten-year Marketing and Technology Agreement ("Strategic Agreement") with Duquesne Light Company ("Duquesne"). The Strategic Agreement has the following objectives: (i) to jointly pursue the deployment of new technology developed by the Company; (ii) to validate the Company's new technology developments; and (iii) to take mutual advantage of the resulting technology advancements through joint efforts to market the Company's products.

     The Strategic Agreement provides, among other things, that Duquesne will consider the Company as its primary supplier of products for automated meter reading, substation automation and similar uses and Duquesne, along with the Company, will promote these products to other utility companies throughout the United States and abroad.

     Pursuant to the Strategic Agreement, the Company is obligated to pay certain royalties to Duquesne in connection with sales generated through Duquesne's effort. No royalties were earned through December 31, 1998.

     LITIGATION

     The Company is subject to certain legal proceedings and claims arising in connection with its business. In the opinion of management, the ultimate resolution of these claims will not have a material adverse affect on the Company's financial position, results of operations or cash flows.

12.  MAJOR CUSTOMER AND SUPPLIER INFORMATION

     The Company had sales to two customers which accounted for approximately 32% and 17%, respectively, of net sales for the nine months ended December 31, 1998. The accounts receivable balance from these customers aggregated approximately 44% of total accounts receivable at December 31, 1998. In addition, two suppliers accounted for approximately 37% and 10%, respectively, of purchases for the nine months ended December 31, 1998.

     The Company had sales to three customers which accounted for approximately 22%, 19% and 15%, respectively, of net sales for the year ended March 31, 1998. The accounts receivable balance from these customers aggregated approximately 37% of total accounts receivable at March 31, 1998. In addition, four suppliers accounted for approximately 23%, 12%, 11% and 10% respectively, of purchases for the year ended March 31, 1998.

                             TELENETICS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      DECEMBER 31, 1998 AND MARCH 31, 1998


13.  FINAL QUARTER ADJUSTMENTS

     The Company previously recognized certain amounts as revenues during the quarters ended June 30, 1998 and September 30, 1998 for which the earnings process was not complete. These recorded revenues were the result of certain advance billings, billings for customer deposits and billings for shipments made after the end of the respective quarter. The Company has since determined the recognition of revenue in these instances was not appropriate. The amounts should not have been recognized as revenue until a sale had occurred and title to the products had passed to the customer.

     The net amounts inappropriately included in revenue and the aggregate effect of such amounts if they had been properly recognized are as follows:

                                                                              AGGREGATE EFFECT ON
                                                                       --------------------------------
                                                         REVENUE                            EARNINGS
                      QUARTER ENDED                    RECOGNIZED        NET INCOME        PER SHARE
         ----------------------------------------    --------------    --------------    --------------
                         June 30                     $     535,000     $    (501,000)    $    (.06)
                      September 30                         513,000          (306,000)         (.03)
                       December 31                        (856,000)          615,000           .07
                                                     --------------

                                                     $     192,000
                                                     ==============

     The Company considers these amounts to be material and therefore intends to restate its financial statements for the quarterly periods ended June 30, 1998 and September 30, 1998 on Form 10-QSB/A for each period.

14.  SUBSEQUENT EVENTS

     REVOLVING LINE OF CREDIT

     On April 2, 1999, the Company entered into a revolving line of credit agreement for borrowings of up to $3,000,000, which is collateralized by substantially all assets of the Company. Borrowings under this revolving line of credit are based on 80% of eligible accounts receivable. Interest is payable monthly at the greater of the bank's prime rate plus 3% or 10.75%, with principal and accrued interest due October 2, 2000.

                             TELENETICS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      DECEMBER 31, 1998 AND MARCH 31, 1998


14.  SUBSEQUENT EVENTS (CONTINUED)

     ASSET PURCHASE AGREEMENT

     On April 5, 1999, the Company entered into an agreement with Greenland Corporation to purchase its AirLink(TM) wireless technology and related intellectual property rights, as well as assume certain contracts in exchange for 128,571 shares of the Company's Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock has a liquidation preference of $7.00 per share, aggregating $900,000, which is subordinated to the liquidation preference of the Company's Series A Convertible Redeemable Preferred Stock. In addition, each share of the Series B Convertible Preferred Stock is initially convertible into one share of common stock, subject to certain adjustments.

     LEASE

     On April 12, 1999, the Company entered into an agreement with an unrelated party to lease a new corporate and manufacturing facility. The lease has an initial term of five years and one five-year option to extend. The initial monthly base rent is $23,871 and the lease includes an annual 3% rent escalation provision. The lease also provides for certain options for the Company to purchase the building.

     PRIVATE EQUITY OFFERING

     On April 9 and 15, 1999, the Company sold an aggregate of 628,571 shares of Series A 7% Convertible Redeemable Preferred Stock ("Series A Preferred Stock") at $1.75 per share and five year warrants to purchase up to 628,571 shares of common stock at an exercise price of $1.875 per share, subject to certain adjustments, in a private equity offering. The cash proceeds of this offering, net of commissions, were $990,000.

     The Series A Preferred Stock has a liquidation preference of $1.75 per share, aggregating $1,100,000. In addition, each share of the Series A Preferred Stock is initially convertible into one share of common stock, subject to certain adjustments. The holders of Series A Preferred Stock are entitled to receive cumulative dividends at the rate of $0.1225 per share per year, payable quarterly, which dividends are subject to certain increases.

     The unaudited pro forma December 31, 1998 balance sheet information has been presented to reflect the Company's financial position, assuming that the aforementioned private equity offering had occurred on December 31, 1998.

                                  EXHIBIT INDEX


Exhibit No.        Description
-----------        -----------

3.1                Restated and Amended Articles of Incorporation of the Company

3.2 Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series A 7.0% Convertible Redeemable Preferred Stock of the Company

3.3 Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series B Convertible Preferred Stock of the Company

3.4                Restated and Amended By-Laws of the Company

10.12 Loan and Security Agreement dated as of April 2, 1999 between Celtic Capital Corporation and the Company

10.13 Asset Purchase Agreement dated April 5, 1999 between Greenland Corporation and the Company

10.14 Commercial Lease dated April 12, 1999 between Mark IV Capital Properties, Inc. and the Company

27.1               Financial Data Schedule