Form 10QSB/A
period 1998-06-30
TELENETICS CORP
filed 1999-04-28
CIK 810018

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A No. 1

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



  Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

     The number of shares outstanding of the registrant's only class of Common Stock, no par value per share, was 44,280,826 on August 11, 1998.

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                             TELENETICS CORPORATION
                            a California corporation

                             Condensed Balance Sheet
                                  (Unaudited)
                                  ___________

                                 June 30, 1998

                                     ASSETS
                                     ------
Current Assets:
  Cash                                                         $    113,133
  Receivables                                                       321,928
  Inventories                                                       670,675
                                                               -------------

     Total current assets                                         1,105,736

Property and Equipment, Net                                          75,253

Other Assets                                                          6,742
                                                               -------------
                                                               $  1,187,731
                                                               =============

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY
                    ----------------------------------------

Current Liabilities:
   Amounts due to factor                                       $    635,935
   Accounts payable and accrued expenses                            520,777
   Convertible notes payable                                        152,086
   Current portion of long term debt                                163,000
   Advance payments from customers                                  305,041
                                                               -------------

      Total current liabilities                                   1,776,839

   Due to shareholders                                              499,241
   Capital leases                                                    18,500
                                                               -------------

      Total Liabilities                                           2,294,580
                                                               -------------

Shareholders' deficiency:
   Common Stock, no par value; 100,000,000 shares
     authorized; 41,280,826 shares issued and outstanding        10,578,402
   Accumulated deficit                                          (11,685,251)
                                                               -------------

      Total shareholders' deficit                                (1,106,849)
                                                               -------------

      Total liabilities and shareholders' deficiency           $  1,187,731
                                                               =============

           See accompanying notes to condensed financial statements.

                             TELENETICS CORPORATION
                            a California corporation

                       Condensed Statements of Operations
                                  (Unaudited)
                                  ___________

                                                   Three Months    Three Months
                                                  Ended June 30,  Ended June 30,
                                                       1998           1997
                                                  -------------   -------------

Net Revenue                                         $   375,944     $   814,858

Cost of Goods Sold                                      285,802         459,802
                                                    ------------    ------------

     Gross Profit                                        90,142         355,056
                                                    ------------    ------------

Operating Expenses:
  Salaries and related costs                            234,298         180,184
  Rents                                                  13,500          13,500
  Shareholder costs                                      27,500           1,200
  Selling, general and administrative                   104,545          67,955
                                                    ------------    ------------

     Total Operating Expenses                           379,843         262,839
                                                    ------------    ------------
     Operating Income (Loss)                           (289,701)         92,217

Benefit from Relief of Indebtedness                           -          22,100

Restructuring Costs                                           -          (7,563)

Interest Expense, Net                                   (33,419)        (16,948)
                                                    ------------    ------------

     Income (Loss) Before Income Taxes                 (323,120)         89,806

Provision for Income Taxes                                  800             800
                                                    ------------    ------------

     Net Income (Loss)                              $  (323,920)    $    89,006
                                                    ============    ============

Net Income (Loss) per Common Share:
  Basic                                             $     (.008)    $      .003
                                                    ============    ============
  Diluted                                           $     (.008)    $      .002
                                                    ============    ============

Common Shares Used in Computing Net Income
 Per Common Share:
  Basic                                              41,280,826      34,225,826
                                                    ============    ============
  Diluted                                            41,280,826      37,225,826
                                                    ============    ===========


           See accompanying notes to condensed financial statements.

                             TELENETICS CORPORATION
                            a California corporation

                       Condensed Statements of Cash Flows
                                  (Unaudited)
                                  ___________

                                                                             Three Months      Three Months
                                                                            Ended June 30,    Ended June 30,
                                                                                1998               1997
                                                                            --------------    --------------
Cash flows from operating activities:
  Net Income (loss)                                                         $    (323,920)    $      89,006
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                  2,006             2,451
     Benefits from debt relief                                                          -           (22,100)

  (Increase) decrease in operating assets:
     Receivables                                                                  307,902            12,889
     Inventories                                                                  (78,000)           87,000

  Increase (decrease) in operating liabilities:
     Accounts payable and accrued expenses                                          1,028          (138,765)
     Advance payments from customers                                              300,150                 -
                                                                            --------------    --------------

  Net cash provided by operating activities                                       209,166            30,481
                                                                            --------------    --------------

Cash flows from investing activities:
  Acquisition of property and equipment                                           (30,424)          (25,383)

  Net cash used in investing activities                                           (30,424)          (25,383)
                                                                            --------------    --------------

Cash flows from financing activities:
  Advances from factor, net                                                       (44,804)                -
  Increase (reduction) in long term debt                                          (28,178)            9,798
  Reduction in notes payable                                                       (3,965)          (13,250)
                                                                            --------------    --------------

  Net cash used in financing activities                                           (76,947)           (3,452)
                                                                            --------------    --------------

Net increase (decrease) in cash and equivalents                                   101,795             1,646

Cash and equivalents at beginning of period                                        11,338            18,599
                                                                            --------------    --------------

     Cash and equivalents at end of period                                  $     113,133     $      20,245
                                                                            ==============    ==============


           See accompanying notes to condensed financial statements.

                            TELENETICS CORPORATION
                            a California corporation

                     Notes to Condensed Financial Statements


Note 1.   Basis of Presentation
          ---------------------

  The condensed financial statements included herein have been prepared by Telenetics Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's financial statements for the year ended March 31, 1998. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year ended March 31, 1999.

Note 2.  Income (Loss) Per Common Share
         ------------------------------

  Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.

Note 3.  Restatements
         ------------

  This Quarterly Report on Form 10-QSB/A No. 1 is filed to restate the Company's financial statements for the quarterly period ended June 30, 1998.

  The Company previously recognized certain amounts as revenue during the three months ended June 30, 1998 for which the earning process was not complete. These recorded revenues were the result of certain advance billings, billings for customer deposits and billings for shipments made after the end of the quarter. The Company has since determined the recognition of revenue in these instances was not appropriate. The amounts should not have been recognized as revenue until a sale had occurred and title to the products had passed to the customer.

  The accompanying financial statements have been restated to correct for the revenue recognition issues described above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion and analysis should be read in conjunction with the Company's Condensed Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-QSB/A No. 1. Except for the historical information contained herein, the following discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Quarterly Report on Form 10-QSB/A No. 1 should be read as being applicable to all related forward-looking statements wherever they appear herein. See "Forward Looking Statements; Cautionary Statement." The Company's actual results may differ materially from the results discussed in the forward- looking statements.

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

  Revenues. Net revenues for the quarter ended June 30, 1998 were $375,944 as compared to $814,858 for the quarter ended June 30, 1997, a decrease of $438,914 or approximately 54%. This decrease in revenues was primarily a result of resources of the Company being diverted to the acquisition of a major purchase order contract with Duquesne Light Company ("Duquesne") and the delay in the implementation of that purchase order.

  Cost of Goods Sold. Cost of goods sold decreased by $174,000, or approximately 38%, to $285,802 during the quarter ended June 30, 1998 from $459,802 during the quarter ended June 30, 1997. The decrease in cost of goods sold resulted from a decrease in revenues due to delays in the implementation of the Duquesne purchase order.

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

  Interest expense (net). Interest expense during the quarter ended June 30, 1998 increased by $16,471 or approximately 97%, to $33,419, or 8.9% of net revenue, from $16,948, or 2.1% of net revenue, during the quarter ended June 30, 1997. The increase is a result of higher levels of borrowing during the quarter ended June 30, 1998 attributable to borrowings under the Company's factoring arrangement. While the Company intends to repay some or all of the amounts of such indebtedness out of future cash flow from operations, management's internal cash projections estimate that such borrowings may remain outstanding for the foreseeable future.

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

  Net income (loss). Net loss during the quarter ended June 30, 1998 was $323,920 as compared to a net income during the quarter ended June 30, 1997 of $89,006.

Liquidity and Capital Resources

  As of June 30, 1998, the Company had a negative working capital of $671,103 and an accumulated deficit of $11,685,251. As of that date, the Company's principal sources of liquidity consisted of $113,133 in cash and $321,928 in receivables. As of July 31, 1998, the Company had approximately $2.6 million in backlog orders for its products.

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

  During fiscal 1999 a significant portion of revenues will be realized from those opportunities that were uncovered and developed during fiscal 1998. Some of these developments are as follows:

  . Strategic Relationship with Duquesne. The Company anticipates receiving orders in the approximate value of approximately $8 million from Duquesne during fiscal 1999. The Company received the first portion of this order for approximately $1 million in June 1998 and has commenced shipment of products. In August 1998, the initial $1 million order was increased to $1.64 million.

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

  . Existing Major Customers. The Company anticipates that its general business with its major customers will continue to grow in fiscal 1999. During the quarter ended June 30, 1998, the Company's top ten customers were responsible for approximately $248,781 of or approximately 66% of total net revenues. The Company anticipates this trend will continue in the future.

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

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               27.1  Financial Data Schedule.

          (b)  Reports on Form 8-K.

               None.

                                   SIGNATURES

  In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TELENETICS CORPORATION


Dated: April 28, 1999               By: /S/  DAVID L. STONE
                                    --------------------------------------------
                                         David L. Stone
                                         Chief Financial Officer (principal
                                         financial and accounting officer)

                                 EXHIBIT INDEX


Exhibit No.    Description
- -----------    -----------

27.1           Financial Data Schedule