Form 10QSB/A
period 1998-09-30
TELENETICS CORP
filed 1999-04-28
CIK 810018

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



  Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

     The number of shares outstanding of the registrant's only class of Common Stock, no par value per share, was 47,135,826 on November 13, 1998.

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

                              September 30, 1998

                                     ASSETS
                                     ------
Current Assets:
  Cash                                                         $     11,692
  Receivables                                                       562,630
  Inventories                                                     1,064,175
                                                               -------------

     Total current assets                                         1,638,497

Property and Equipment, Net                                          82,124

Other Assets                                                          5,589
                                                               -------------
                                                               $  1,726,210
                                                               =============

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY
                    ----------------------------------------

Current Liabilities:
   Amounts due to factor                                       $    718,521
   Accounts payable and accrued expenses                            738,031
   Notes payable                                                    219,562
   Convertible notes payable                                        147,139
   Current portion of long term debt                                 76,328
   Advance payments from customers                                  666,000
                                                               -------------

      Total current liabilities                                   2,565,581

   Due to shareholders                                              530,065
   Capital leases                                                    13,060
                                                               -------------

      Total Liabilities                                           3,108,706
                                                               -------------

Shareholders' deficiency:
   Common Stock, no par value; 100,000,000 shares
     authorized; 44,385,826 shares issued and outstanding        10,608,402
   Accumulated deficit                                          (11,990,898)
                                                               -------------

      Total shareholders' deficit                                (1,382,496)
                                                               -------------

      Total liabilities and shareholders' deficiency           $  1,726,210
                                                               =============

         The accompanying Notes are an integral part of this statement.

                             TELENETICS CORPORATION
                            a California corporation

                       Condensed Statements of Operations
                                  (Unaudited)
                                  ___________

                                                  Three Months          Three Months           Six Months            Six Months
                                               Ended September 30,   Ended September 30,   Ended September 30,    Ended September30,
                                                      1998                  1997                 1998                   1997      #
                                               -------------------   -------------------   -------------------   -------------------

Net Revenue                                    $          606,153    $          413,483    $          982,097    $        1,228,341

Cost of Goods Sold                                        412,232               233,408               698,034               693,210
                                               -------------------   -------------------   -------------------   -------------------

     Gross Profit                                         193,921               180,075               284,063               535,131
                                               -------------------   -------------------   -------------------   -------------------

Operating Expenses:
  Salaries and related costs                              258,916               172,172               493,214               352,356
  Rents                                                    17,500                13,500                31,000                27,000
  Shareholder costs                                         2,824                 6,210                30,324                 7,410
  Selling, general and administrative                     175,987                80,930               280,532               148,885
                                               -------------------   -------------------   -------------------   -------------------

     Total Operating Expenses                             455,227               272,812               835,070               535,651
                                               -------------------   -------------------   -------------------   -------------------
     Operating Loss                                      (261,306)              (92,737)             (551,007)                 (520)

Benefit from Relief of Indebtedness                            --                (7,000)                   --                15,100

Restructuring Costs                                            --               (18,892)                   --               (26,455)

Interest Expense (Net)                                    (44,340)              (15,446)              (77,759)              (32,394)
                                               -------------------   -------------------   -------------------   -------------------

     Loss Before Income Taxes                            (305,646)             (134,075)             (628,766)              (44,269)

Provision for Income Taxes                                     --                    --                   800                   800
                                               -------------------   -------------------   -------------------   -------------------

     Net loss                                  $         (305,646)   $         (134,075)   $         (629,566)   $          (45,069)
                                               ===================   ===================   ===================   ===================

Net loss per Common Share:
  Basic                                        $            (.007)   $            (.004)   $            (.015)   $            (.001)
                                               ===================   ===================   ===================   ===================
  Diluted                                      $            (.007)   $            (.004)   $            (.015)   $            (.001)
                                               ===================   ===================   ===================   ===================

Common Shares Used in Computing Net Loss
 Per Common Share:
  Basic                                                44,106,206            34,225,826            42,709,040            34,225,826
                                               ===================   ===================   ===================   ===================
  Diluted                                              44,106,206            34,255,826            42,709,040            34,225,826
                                               ===================   ===================   ===================   ===================




         The accompanying Notes are an integral part of this statement.

                             TELENETICS CORPORATION
                            a California corporation

                       Condensed Statements of Cash Flows
                                  (Unaudited)
                                  ___________

                                                                Six Months             Six Months
                                                            Ended September 30,    Ended September 30,
                                                                   1998                   1997
                                                            ------------------     ------------------
Cash flows from operating activities:
  Net Loss                                                  $        (629,566)     $         (45,069)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation and amortization                                      7,126                  4,902
     Benefits from debt relief                                              -                (15,100)

  (Increase) decrease in operating assets:
     Receivables                                                       97,200                100,210
     Inventories                                                     (471,500)               (59,500)

  Increase (decrease) in operating liabilities:
     Accounts payable and accrued expenses                            218,257                (98,751)
     Advance payments from customers                                  661,109                 75,016
                                                            ------------------     ------------------

  Net cash used in operating activities                              (117,374)               (38,292)
                                                            ------------------     ------------------

Cash flows from investing activities:
  Acquisition of property and equipment                               (41,238)               (32,957)
                                                            ------------------     ------------------
  Net cash used in investing activities                               (41,238)               (32,957)
                                                            ------------------     ------------------

Cash flows from financing activities:
  Advances from factor, net                                            37,782                      -
  Increase (Reduction) in long term debt                              (89,466)                24,212
  Increase in notes payable                                           210,650                  6,808
                                                            ------------------     ------------------

  Net cash provided by financing activities                           158,966                 31,020
                                                            ------------------     ------------------

Net increase (decrease) in cash and equivalents                           354                (40,229)

Cash and equivalents at beginning of period                            11,338                 18,599
                                                            ------------------     ------------------

     Cash and equivalents at end of period                  $          11,692      $         (21,630)
                                                            ==================     ==================


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

Note 3.  Restatements
         ------------

  This Quarterly Report on Form 10-QSB/A No. 1 is filed to restate the Company's financial statements for the quarterly period ended September 30, 1998.

  The Company previously recognized certain amounts as revenue during the three and six months ended September 30, 1998 for which the earning process was not complete. These recorded revenues were the result of certain advance billings, billings for customer deposits and billings for shipments made after the end of the quarter. The Company has since determined the recognition of revenue in these instances was not appropriate. The amounts should not have been recognized as revenue until a sale had occurred and title to the products had passed to the customer.

  The accompanying financial statements have been restated to correct for the revenue recognition issued described above.

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

  Revenues. Net revenues for the three months ended September 30, 1998 were $606,153 as compared to $413,483 for the three months ended September 30, 1997, an increase of $192,670 or approximately 47%. This increase in revenues was primarily a result of the Company's increased volumes of sales, primarily due to purchases by Duquesne Light Company ("Duquesne"), GE/Harris, and Bailey Network Systems.

  Cost of Goods Sold. Cost of goods sold increased by $178,824, or approximately 77%, to $412,232 during the three months ended September 30, 1998 from $233,408 during the three months ended September 30, 1997. The increase in cost of goods sold resulted from an increase in volume of sales and corresponding increase in purchases of components from vendors, partially offset by an increased efficiency in procurement and manufacturing processes and the Company's ability to obtain greater discounts from its major vendors.

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

  Interest expense (net). Interest expense during the three months ended September 30, 1998 increased by $28,894, or approximately 187%, to $44,340 from $15,446 during the three months ended September 30, 1997. The increase in dollar terms of interest expense is a result of higher levels of borrowing during the three months ended September 30, 1998 attributable to borrowings under the Company's factoring agreement. While the Company intends to repay some or all of the amounts of such indebtedness out of future cash flow from operations, management's internal cash projections estimate that such borrowings may remain outstanding for the foreseeable future.

  Income Taxes. The Company did not incur any provision for income taxes for the three months ended September 30, 1998 or the three months ended September 30, 1997. However, management of the Company anticipates that the provision for income taxes will increase significantly in the future as net revenue increases and the Company's net operating loss carry forward is fully utilized.

  Net (loss). Net loss during the three months ended September 30, 1998 was $305,646 as compared to a net loss during the three months ended September 30, 1997 of $134,075.

COMPARISON OF SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

  The following discussion and analysis addresses the results of the Company's operations for the six months ended September 30, 1998, as compared to the Company's results of operations for the six months ended September 30, 1997.

  Revenues. Net revenues for the six months ended September 30, 1998 were $982,097 as compared to $1,228,341 for the six months ended September 30, 1997, a decrease of $246,244 or approximately 20%. This decrease in revenues was primarily a result of resources of the Company being diverted to the acquisition of a major purchase order contract with Duquesne and the delay in the implementation of that purchase order.

  Cost of Goods Sold. Cost of goods sold increased by a nominal $4,824, or approximately .7%, to $698,034 during the six months ended September 30, 1998 from $693,210 during the six months ended September 30, 1997. The nominal increase in cost of goods sold resulted from an increase in the cost of goods sold of the initial shipments under the Duquesne purchase order as partially offset by a reduction in sales volume.

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

  Interest expense (net). Interest expense during the six months ended September 30, 1998 increased by $45,365 or approximately 140%, to $77,759, or approximately 8% of net revenue, from $32,394, or approximately 3% of net revenue, during the six months ended September 30, 1997. The increase is a result of higher levels of borrowing during the six months ended September 30, 1998 attributable to borrowings under the Company's factoring arrangement. While the Company intends to repay some or all of the amounts of such indebtedness out of future cash flow from operations, management's internal cash projections estimate that such borrowings may remain outstanding for the foreseeable future.

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

  Net (loss). Net loss during the six months ended September 30, 1998 was $629,566 as compared to a net loss during the six months ended September 30, 1997 of $45,069.

Liquidity and Capital Resources

  As of September 30, 1998, the Company had a negative working capital of $927,084 and an accumulated deficit of $11,990,898. As of that date, the Company's principal sources of liquidity consisted of $11,692 in cash and $562,630 in receivables. As of September 30, 1998, the Company had approximately $7.1 million in backlog orders for its products.

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

  . Existing Major Customers. The Company anticipates that its general business with its major customers will continue to grow in fiscal 1999. During the six months ended September 30, 1998, the Company's top ten customers were responsible for approximately $706,430 of total net revenues, or approximately 72% of total net revenues. The Company anticipates this trend will continue in the future.

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

27.1           Financial Data Schedule