Form 10QSB
period 1999-03-31
TELENETICS CORP
filed 1999-04-29
CIK 810018

================================================================================




                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(MARK ONE)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1999

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________


                         Commission File Number 0-16580


                             TELENETICS CORPORATION
                 (Name of small business issuer in its charter)


            CALIFORNIA                                          33-0061894
  -------------------------------                          -------------------
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

         The number of shares outstanding of the registrant's only class of Common Stock, no par value per share, was 9,527,165 on April 22, 1999.



================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             TELENETICS CORPORATION

                            Condensed Balance Sheets
                                   (Unaudited)
                                   -----------

                                     ASSETS
                                     ------
                                                                                   Pro Forma
                                                                 March 31,         March 31,
Current Assets:                                                    1999          1999 (Note 3)
                                                               -------------     -------------

     Cash                                                      $    132,056      $  1,095,556
     Accounts receivable, net of allowance for
         doubtful accounts of $36,760                               826,764           826,764
     Receivable from factor                                         186,209           186,209
     Receivable from related parties                                141,725           141,725
     Inventories                                                  1,744,650         1,744,650
     Prepaid expenses                                               109,824           109,824
                                                               -------------     -------------

     Total current assets                                         3,141,228         4,104,728

     Property, plant and equipment, net                              79,346            79,346

     Other assets                                                    88,218            74,151
                                                               -------------     -------------
                                                               $  3,308,792      $  4,258,225
                                                               =============     =============

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
                ------------------------------------------------

Current Liabilities:
     Current portion of related party debt                     $     10,553      $     10,553
     Accounts payable                                             1,089,281         1,089,281
     Accrued expenses                                               278,621           278,621
     Advance payments from customers                                833,475           833,475
                                                               -------------     -------------

     Total current liabilities                                    2,211,930         2,211,930

Related party debt, less current portion                            250,000           250,000
Subordinated unsecured promissory notes                             954,685           954,685
                                                               -------------     -------------

Total liabilities                                                 3,416,615         3,416,615
                                                               -------------     -------------

Shareholders' deficiency:
     Preferred stock, no par value, Authorized 5,000,000
         shares; no shares issued or outstanding (628,571
         shares of Series A 7% Convertible Redeemable
         Preferred Stock issued and outstanding pro forma)                -           949,433
     Common stock, no par value. Authorized 25,000,000
         shares; issued and outstanding 9,527,165 shares         11,102,382        11,102,382
     Accumulated deficit                                        (11,210,205)      (11,210,205)
                                                               -------------     -------------

Total shareholders' equity (deficiency)                            (107,823)          841,610
                                                               -------------     -------------
                                                               $  3,308,792      $  4,258,225
                                                               =============     =============

           See accompanying notes to condensed financial statements.


                             TELENETICS CORPORATION

                       Condensed Statements of Operations
                                   (Unaudited)
                                   -----------

                                                              Three Months        Three Months
                                                             Ended March 31,     Ended March 31,
                                                                  1999                1998
                                                             ---------------     ---------------

Net sales                                                    $    3,838,050      $      957,090
Costs of sales                                                    2,837,836             439,953
                                                             ---------------     ---------------

Gross profit                                                      1,000,214             517,137

Selling, general and administrative                                 391,299             333,947
Engineering and product development                                 155,178              48,624
                                                             ---------------     ---------------

Income from operations                                              453,737             134,566

Interest expense                                                    (88,773)           (116,864)
Other income                                                         36,298              27,497
                                                             ---------------     ---------------

Income before income taxes                                          401,262              45,199

Income taxes                                                            829                  --
                                                             ---------------     ---------------

Net income                                                   $      400,433      $       45,199
                                                             ===============     ===============

Earnings per share:
     Basic                                                   $          .04      $          .01
                                                             ===============     ===============
     Diluted                                                 $          .04      $          .01
                                                             ===============     ===============

Common shares used in computing earnings per share:
     Basic                                                        9,527,165           7,849,732
                                                             ===============     ===============
     Diluted                                                     10,468,785           8,949,732
                                                             ===============     ===============


           See accompanying notes to condensed financial statements.


                             TELENETICS CORPORATION

                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                   -----------


                                                                         Three Months        Three Months
                                                                        Ended March 31,     Ended March 31,
                                                                             1999                1998
                                                                        ---------------     ---------------

Cash flows from operating activities:
     Net income                                                         $      400,433      $       45,199
     Adjustments to reconcile net income to net cash
     provided by (used in) operations:
         Depreciation and amortization                                          24,743               2,591
         Stock issued for employee bonuses                                           -               6,350
         Changes in operating assets and liabilities:
            Accounts receivable                                                362,692            (260,980)
            Inventories                                                      1,194,438              35,000
            Prepaid expenses                                                   (34,783)                 --
            Other assets                                                         3,424                 (13)
            Accounts payable                                                  (871,683)           (179,578)
            Accrued expenses                                                   (18,491)             (1,815)
            Advance payment from customers                                    (573,965)             (7,875)
                                                                        ---------------     ---------------

Net cash provided by (used in) operating activities                            486,808            (361,121)
                                                                        ---------------     ---------------

Cash flows from investing activities:
     Purchases of property and equipment                                        (6,435)                  -
     Amounts collected from (advanced to) related parties                      (35,363)              7,281
                                                                        ---------------     ---------------
Net cash provided by (used in) investing activities                            (41,798)              7,281
                                                                        ---------------     ---------------

Cash flows from financing activities:
     Bank overdraft                                                            (18,010)                  -
     Net increase (decrease) in obligations under
         factoring agreement                                                  (475,836)            382,668
     Repayments of convertible notes payable                                         -              (7,633)
     Repayments of related party debt                                          (30,000)            (25,000)
     Proceeds from subscription receivable                                     224,959                   -
     Costs of private placement                                                (14,067)                  -
                                                                        ---------------     ---------------

Net cash provided by (used in) financing activities                           (312,954)            350,035
                                                                        ---------------     ---------------

Net increase (decrease) in cash                                                132,056              (3,805)

Cash, beginning of period                                                            -              13,205
                                                                        ---------------     ---------------
Cash, end of period                                                     $      132,056      $        9,400
                                                                        ===============     ===============

           See accompanying notes to condensed financial statements.


                             TELENETICS CORPORATION

                 Condensed Statements of Cash Flows (Continued)
                                   (Unaudited)
                                   -----------

                                                                          Three Months        Three Months
                                                                         Ended March 31,     Ended March 31,
                                                                             1999                 1998
                                                                        ---------------     ---------------


Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                           $       60,609      $       91,108
                                                                        ===============     ===============
     Income taxes                                                                    -                   -
                                                                        ===============     ===============

Supplemental disclosures of non-cash investing and financing activities:

     Issuance of common stock upon conversion of debt                                -             167,525
                                                                        ===============     ===============
     Issuance of note payable to related party in
         exchange for decrease in accounts payable                                   -             257,035
                                                                        ===============     ===============


           See accompanying notes to condensed financial statements.

                             TELENETICS CORPORATION

                     Notes to Condensed Financial Statements


1.   Basis of Presentation
     ---------------------

     The condensed financial statements included herein have been prepared by Telenetics Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's financial statements for the nine month transition period ended December 31, 1998. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year ended December 31, 1999.

2.   Income Per Common Share
     -----------------------

     Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted from the dilutive potential effect of common stock instruments.


3.   Subsequent Events
     -----------------

     Private Equity Offering

     On April 9 and 15, 1999, the Company sold an aggregate of 628,571 shares of Series A 7% Convertible Redeemable Preferred Stock ("Series A Preferred Stock") at $1.75 per share and five year warrants to purchase up to 628,571 shares of common stock at an exercise price of $1.875 per share, subject to certain adjustments, in a private equity offering. The cash proceeds of this offering, net of commissions and estimated offering costs, were $949,433.

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

     The unaudited pro forma March 31, 1999 balance sheet information has been presented to reflect the Company's financial position, assuming that the aforementioned private equity offering had occurred on March 31, 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Company's Condensed Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-QSB. Except for the historical information contained herein, the following discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Quarterly Report on Form 10-QSB should be read as being applicable to all related forward- looking statements wherever they appear herein. See "Forward Looking Statements; Cautionary Statement." The Company's actual results may differ materially from the results discussed in the forward-looking statements.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:


                                                                       Three Months ended March 31,
                                                                       ----------------------------
                                                                        1999                  1998
                                                                       ------                ------
Net sales.........................................................     100.0%                100.0%
Cost of sales.....................................................      73.9                  46.0
                                                                       ------                ------

Gross profit......................................................      26.1                  54.0

Selling, general and administrative...............................      10.2                  34.9
Engineering and product development...............................       4.1                   5.1
                                                                       ------                ------

Operating income..................................................      11.8                  14.0

Interest expense..................................................      (2.3)                (12.2)
Other income......................................................        .9                   2.9
                                                                       ------                ------

Net income (loss).................................................      10.4%                  4.7%
                                                                       ======                 =====

     The following discussion and analysis addresses the results of the Company's operations for the three months ended March 31, 1999, as compared to the Company's results of operations for the three months ended March 31, 1998.

     NET SALES. Net sales for the three months ended March 31, 1999 were $3.8 million as compared to $1.0 million for the three months ended March 31, 1998, an increase of $2.8 million or approximately 301%. This increase in revenues was a result of the Company's increased volumes of sales, primarily due to increased purchases of the Company's products by Duquesne Light Company ("Duquesne"), ITRON and Bailey Network Systems.

     GROSS PROFIT. Gross profit decreased as a percentage of net sales by 27.9% to 26.1% for the three months ended March 31, 1999 as compared to 54.0% for the same period in 1998. This decrease was primarily attributable to higher material costs as a percentage of sales in the Company's new products and unusually large discounts given to two major customers to secure large contracts. Cost of sales increased by $2.4 million, or approximately 545% to $2.8 million during the three months ended March 31, 1999 from $0.4 million during the three months ended March 31, 1998. The increase in cost of sales resulted from a significant increase in the volume of sales as well as the higher material costs and large discounts described above.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $57,000 or approximately 17%, to $391,000 during the three months ended March 31, 1999 from $334,000 during the three months ended March 31, 1998 but decreased as a percentage of net sales from 34.9% during the three months ended March 31, 1998 to 10.2% during the three months ended March 31, 1999. The increase in expenses resulted primarily from the increase in sales and marketing expenses, an increase in audit expenses and an increase in expenses related to the preparation of reports required under the Securities and Exchange Act of 1934. The decrease in selling, general and administrative expenses as a percentage of net sales was due primarily to higher sales volume and the fact that many of the expenses required to establish the infrastructure necessary to support higher revenues had been incurred in prior periods.

     ENGINEERING AND PRODUCT DEVELOPMENT. Engineering and product development expense increased by $106,000 or approximately 219% to $155,000 during the three months ended March 31, 1999 from $49,000 during the three months ended March 31, 1998 but decreased as a percentage of net sales from 5.1% during the three months ended March 31, 1998 to 4.1% during the three months ended March 31, 1999. This increase in engineering and product development expense was primarily attributable to increased engineering salaries associated with the Company's efforts to bring all aspects of product design, other than modem chipsets, in-house. The decrease in spending as a percentage of net sales was due to certain expenses growing less rapidly than revenue.

     OTHER INCOME. Other income increased by $9,000 to $36,000 during the three months ended March 31, 1999 from $27,000 during the three months ended March 31, 1998. Other income in both periods was primarily attributable to the resolution of litigation matters for amounts less than the carrying value of those obligations.

     INTEREST EXPENSE. Interest expense during the three months ended March 31, 1997 decreased by $28,000 or approximately 24% to $89,000 or 2.3% of net sales, from $117,000 or 12.2% of net sales in the three months ended March 31, 1998. This decrease in interest expense is attributable to the Company repaying certain lenders and terminating its factoring arrangement in February 1999.

     NET INCOME. Net income for the three months ended March 31, 1999 was $400,000 or approximately 10.4% of net sales as compared to net income of $45,000 or 4.7% of net sales in the three months ended March 31, 1998. The increase in net income was primarily due to increased sales volume.

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended March 31, 1999, the Company financed its operations and capital expenditures primarily through working capital and collection of a subscription receivable in connection with the Company's private placement of subordinated promissory notes. As of March 31, 1999, the Company had approximately $4 million in backlog orders for its products.

     As of March 31, 1999, the Company had a working capital of $929,000 and an accumulated deficit of $11,210,000. As of that date, the Company had $132,000 in cash, a receivable from the Company's prior factor in the amount of $186,000 and $827,000 in accounts receivable. The Company also had convertible and other promissory notes outstanding in the aggregate amount of approximately $1,215,000 as of March 31, 1999. While the Company intends to repay some or all of the amounts of such indebtedness out of future cash flow from operations, management's internal cash projections estimate that such borrowings may remain outstanding until their maturity.

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

     In April 1999, the Company sold an aggregate of 628,571 shares of its Series A 7.0% Convertible Redeemable Preferred Stock at $1.75 per share and five year warrants to purchase an aggregate of 628,571 shares of the Company's Common Stock with an exercise price of $1.875 per share in a private equity offering to six accredited investors. The cash proceeds of the offering, net of commissions and estimated offering costs, were $949,433.

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

YEAR 2000 COMPLIANCE

     The Company has identified substantially all of its major hardware and software platforms in use and is continually modifying and upgrading its software and information technology ("IT") and non-IT systems. The Company has modified its current financial software to be Year 2000 ("Y2K") compliant. The Company does not believe that, with upgrades of existing software and/or conversion to new software, the Y2K issue will pose significant operational problems for its internal computer systems. The Company expects all systems to by Y2K compliant by September 30, 1999 through the use of internal and external resources. The Company has incurred insignificant costs to date associated with Y2K compliance and the Company presently believes estimated future costs will not be material. However, the systems of other companies on which the Company may rely also may not be timely converted, and failure to convert by another company could have an adverse effect on the Company's systems. The Company presently believes the Y2K problem will not pose significant operational problems and is not anticipated to have a material effect on its financial position or results of operations in any given year. However, actual results could differ materially from the Company's expectations due to unanticipated technology difficulties or project delays by the Company or its suppliers. If the Company and third parties upon which it relies are unable to address the issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company is in the process of developing a contingency plan and plans to devote all resources required to attempt to resolve any significant Y2K issues in a timely manner.

LOOKING AHEAD

     Set forth below are major highlights of the Company's business plan for 1999. Management believes that the significant upward trend in sales and bookings as well as greater cost effectiveness that began in the latter part of 1998 will continue through 1999.

     During 1999 a significant portion of revenues will be realized from those opportunities that were uncovered and developed during the nine month transition period ended December 31, 1998. Some of these developments are as follows:

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

     o EXISTING MAJOR CUSTOMERS. The Company anticipates that its general business with its major customers will continue to grow in 1999. During the quarter ended March 31, 1999, the Company's top ten customers were accounted for $3,565,459 or approximately 93% of total net sales, while its largest customer was responsible for $2,518,835 or approximately 66% of total net sales. The Company anticipates this trend will continue in the future.

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

     o DISTRIBUTION. The Company believes that its on-going aggressive plan in identifying and hiring distributors, value added resellers and system integrators will result in additional revenues in this sector in 1999 and beyond.

     o INTERNATIONAL BUSINESS. The Company anticipates a significant increase in international business. Current opportunities in China, Mexico, India, Spain and several other countries that the Company has been involved with may result in approximately $2 million of additional revenues during the next 18 months.

FORWARD-LOOKING STATEMENTS; CAUTIONARY STATEMENT

     Certain of the statements contained in this report, including those under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and especially those contained under "Liquidity and Capital Resources" and "Looking Ahead," are "forward-looking statements" that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-QSB and risks associated with managing the Company's growth. While the Company believes that these statements are accurate, the Company's business is dependent upon general economic conditions and various conditions specific to the modem and data communications industry, and future trends and results cannot be predicted with certainty. In particular:

     o Given the significant backlog of orders at March 31, 1999, there can be no assurance that there will be no delays in procuring, manufacturing, testing and shipping such a large volume of products.

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

     o The Company has experienced significant growth during the last 18 months. As a result of this rapid growth, the Company has had to raise equity capital to fund its liquidity needs. The timing of which has, on occasions, resulted in the Company being required to purchase product components at less than optimal price points. As a result, the Company's gross margins on many of its product lines may fluctuate on a quarterly basis.

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

                                    TELENETICS CORPORATION


Dated: April 28, 1999               By: /S/ DAVID L. STONE
                                        ----------------------------------------
                                        David L. Stone
                                        Chief Financial Officer
                                        (principal financial and accounting
                                        officer)

                                  EXHIBIT INDEX


Exhibit No.                Description
-----------                -----------

27.1                       Financial Data Schedule