Form 10QSB
period 1999-06-30
TELENETICS CORP
filed 1999-08-20
CIK 810018

================================================================================



                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(MARK ONE)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1999

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


                               25111 ARCTIC OCEAN
                          LAKE FOREST, CALIFORNIA 92630
                    (Address of principal executive offices)


                    Issuer's telephone number: (949) 455-4000




     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                  ---   ---

         The number of shares outstanding of the registrant's only class of Common Stock, no par value per share, was 9,797,165 on August 20, 1999.


================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                                              TELENETICS CORPORATION

                                             Condensed Balance Sheets
                                                    (Unaudited)

                                                    ----------
                                                   June 30, 1999

                                                      ASSETS
                                                      ------
                                                                                             June 30,
                                                                                                1999
                                                                                          -------------
Current Assets:
     Cash                                                                                 $        447
     Accounts receivable, net of allowance for
         doubtful accounts of $17,280                                                        1,894,614
     Receivable from related parties                                                           161,343
     Inventories                                                                             1,386,060
     Prepaid expenses and other current assets                                                 121,184
                                                                                          -------------

     Total current assets                                                                    3,563,648

     Property, plant and equipment, net                                                        122,984
     Goodwill, net                                                                             428,586
     Intangibles                                                                               266,012
     Other assets                                                                              222,336
                                                                                          -------------
                                                                                          $  4,603,566
                                                                                          =============
                                       LIABILITIES AND SHAREHOLDERS' EQUITY
                                       ------------------------------------

Current Liabilities:
     Bank overdraft                                                                       $     66,728
     Revolving line of credit                                                                   29,228
     Current portion of related party debt                                                      25,762
     Accounts payable                                                                        1,166,457
     Accrued expenses                                                                          306,064
     Advance payments from customers                                                            98,695
     Income taxes payable                                                                      172,837
                                                                                          -------------

     Total current liabilities                                                               1,865,771

Related party debt, less current portion                                                       250,000
Subordinated unsecured promissory notes                                                        720,621
                                                                                          -------------

Total liabilities                                                                            2,836,392
                                                                                          -------------

Shareholders' equity:
     Preferred stock, no par value. Authorized 5,000,000 shares;
         Series A 7.0% Convertible Redeemable Preferred Stock;
            issued and outstanding 734,284 shares                                              801,038
         Series B Convertible Preferred Stock; issued and
            outstanding 128,571 shares                                                         249,106
         Series C 7.0% Convertible Preferred Stock; issued and outstanding
            400,000 shares                                                                     550,000
     Common stock, no par value. Authorized 25,000,000 shares;
         issued and outstanding 9,737,165 shares                                            11,506,187
     Accumulated deficit                                                                   (11,339,157)
                                                                                          -------------
Total shareholders' equity                                                                   1,767,174
                                                                                          -------------
                                                                                          $  4,603,566
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


                                                             TELENETICS CORPORATION

                                                       Condensed Statements of Operations
                                                                    (Unaudited)

                                                                     ----------

                                               Three Months      Three Months          Six Months        Six Months
                                              Ended June 30,    Ended June 30,       Ended June 30,    Ended June 30,
                                                   1999               1998                1999              1998
                                              --------------    --------------       --------------    --------------

Net sales                                     $   3,787,975     $     375,944        $   7,626,025     $   1,333,034
Costs of sales                                    2,759,806           285,802            5,597,642           725,755
                                              --------------    --------------       --------------    --------------

Gross profit                                      1,028,169            90,142            2,028,383           607,279

Selling, general and
  administrative expenses                           848,618           308,853            1,239,917           642,800
Engineering and
  product development expenses                      155,587            70,990              310,765           119,614
                                              --------------    --------------       --------------    --------------

Income (loss) from operations                        23,964          (289,701)             477,701          (155,135)

Interest expense                                    (68,487)          (33,419)            (157,260)         (150,283)
Debt termination costs                              (84,465)                -              (84,465)                -
Other income                                             36                 -               36,334            27,497
                                              --------------    --------------       --------------    --------------

Income (loss) before income taxes                  (128,952)         (323,120)             272,310          (277,921)

Income taxes                                              -               800                  829               800
                                              --------------    --------------       --------------    --------------

Net income (loss)                             $    (128,952)    $    (323,920)       $     271,481     $    (278,721)
                                              ==============    ==============       ==============    ==============

Earnings (loss) per common share:
     Basic                                    $       (.015)    $       (.039)       $        .027     $       (.035)
                                              ==============    ==============       ==============    ==============
     Diluted                                  $       (.015)    $       (.039)       $        .025     $       (.035)
                                              ==============    ==============       ==============    ==============

Common shares used in
 computing earnings (loss) per common share:
     Basic                                        9,576,066         8,256,165            9,551,751         8,052,949
                                              ==============    ==============       ==============    ==============
     Diluted                                      9,576,066         8,256,165           11,044,096         8,052,949
                                              ==============    ==============       ==============    ==============

            See accompanying notes to condensed financial statements.


                                              TELENETICS CORPORATION

                                        Condensed Statements of Cash Flows
                                                    (Unaudited)

                                                    ----------

                                                                             Six Months         Six Months
                                                                           Ended June 30,     Ended June 30,
                                                                                1999               1998
                                                                           --------------     --------------

Cash flows from operating activities:
     Net income (loss)                                                     $     271,481      $    (278,721)
     Adjustments to reconcile net income (loss) to net cash
     used in operations:
         Depreciation and amortization                                            80,787              4,597
         Stock issued for services                                                25,000              6,350
         Warrants issued in connection with
           debt to equity conversion                                              17,797                 --
         Benefits from debt relief                                               (36,160)                --
         Changes in operating assets and liabilities:
            Accounts receivable                                                  122,612             46,922
            Inventories                                                        1,903,028            (43,000)
            Prepaid and other assets                                                (266)               (13)
            Accounts payable                                                  (1,343,623)          (154,905)
            Accrued expenses                                                      15,489            (25,460)
            Advance payment from customers                                    (1,309,279)           292,275
                                                                           --------------     --------------
Net cash used in operating activities                                           (253,134)          (151,955)
                                                                           --------------     --------------
Cash flows from investing activities:
     Purchases of property, plant and equipment                                  (22,426)           (30,424)
     Payments for business acquisitions                                         (378,901)                --
     Other assets                                                               (121,430)                --
     Amounts collected from (advanced to) related parties                        (54,981)             9,219
                                                                           --------------     --------------
Net cash used in investing activities                                           (577,738)           (21,205)
                                                                           --------------     --------------
Cash flows from financing activities:
     Bank overdraft                                                               41,618                 --
     Proceeds from (repayment on) obligation under
         factoring agreement                                                    (289,627)           337,864
     Net proceeds from revolving line of credit                                   29,228                 --
     Repayments of long-term debt                                                     --            (39,776)
     Repayments of related party debt                                            (40,553)           (25,000)
     Proceeds from subscription receivable                                       224,959                 --
     Exercise of warrants                                                         45,000                 --
     Proceeds of Series A 7.0% Convertible Redeemable
         Preferred Stock offering                                                881,843                 --
     Debt issuance costs                                                         (61,149)                --
                                                                           --------------     --------------
Net cash provided by financing activities                                        831,319            273,088
                                                                           --------------     --------------
Net increase in cash                                                                 447             99,928

Cash, beginning of period                                                             --             13,205
                                                                           --------------     --------------
Cash, end of period                                                        $         447      $     113,133
                                                                           ==============     ===============

            See accompanying notes to condensed financial statements.


                                              TELENETICS CORPORATION

                                  Condensed Statements of Cash Flows (Continued)
                                                    (Unaudited)

                                                     ----------

                                                                             Six Months         Six Months
                                                                           Ended June 30,     Ended June 30,
                                                                                1999               1998
                                                                           --------------     --------------

Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                              $     129,283      $     137,550
     Income taxes                                                                     --                 --

Supplemental disclosures of non-cash investing and financing activities:

     Issuance of Common Stock upon conversion of debt                             68,000            167,525

     Issuance of Series A 7.0% Convertible Redeemable
        Preferred Stock upon conversion of debt                                  185,000                 --

     Issuance of preferred stock upon business acquisitions:
        Series B Convertible Preferred Stock (Greenland)                         249,106                 --
        Series C 7.0% Convertible Preferred Stock
            (Sunnyvale General Devices and Instruments)                          550,000                 --

     Issuance of note payable to related party in exchange
        for decrease in accounts payable                                              --            257,035








            See accompanying notes to condensed financial statements.

                             TELENETICS CORPORATION

                     Notes to Condensed Financial Statements


1.   Basis of Presentation
     ---------------------

     The condensed financial statements included herein have been prepared by Telenetics Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's financial statements for the nine month transition period ended December 31, 1998. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year ended December 31, 1999 or any other period.

2.   Earnings Per Common Share
     -------------------------

     Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted from the dilutive potential effect of common stock instruments. The net income (loss) for the three months and six months ended June 30, 1999 has been adjusted by $18,013 for dividends during such periods on the Company's preferred stock to arrive at the basic earnings (loss) per share of Common Stock.

3.   Revolving Line of Credit
     ------------------------

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

4.   Asset Purchase Agreements
     -------------------------

     On April 5, 1999, the Company entered into an agreement with Greenland Corporation to purchase its AirLink(TM) wireless technology and related intellectual property rights, as well as assume certain contracts in exchange for 128,571 shares of the Company's Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock has a liquidation preference of $7.00 per share, aggregating $900,000, which is subordinated to the liquidation preference of the Company's Series A 7.0% Convertible Redeemable Preferred Stock. In addition, each share of the Series B Convertible Preferred Stock is initially convertible into one share of Common Stock, subject to certain adjustments. As of June 30, 1999, the acquired technology had yet to be employed by the Company. Beginning in the quarter ending September 30, 1999, the value of this intangible asset will be amortized on a straight-line basis over a five-year period.

     Effective June 1, 1999, the Company acquired all of the assets of Sunnyvale General Devices and Instruments, Inc. ("GDI") used in GDI's business of manufacturing communications equipment for the traffic control and transportation industries and assumed certain liabilities of GDI in exchange for $350,000 in cash and 400,000 shares of the Company's Series C 7.0% Convertible Preferred Stock. The Series C 7.0% Convertible Preferred Stock has a liquidation preference of $1.50 per share, aggregating $600,000, which is subordinate to the liquidation preference of the Company's Series A 7.0% Convertible Redeemable Preferred Stock and on a parity with the liquidation preference of the Company's Series B Convertible Preferred Stock. Each share of Series C 7.0% Convertible Preferred Stock is initially convertible into one share of Common Stock, subject to certain adjustments, voluntarily beginning on June 1, 2002 or automatically upon the occurrence of certain events. The holders of Series C 7.0% Convertible Preferred Stock are entitled to receive cumulative dividends at the rate of $0.105 per share per year, payable quarterly. The cost in excess of the net assets acquired was $435,850, which is being amortized on a straight-line basis over its estimated useful life of five years.

5.   Lease
     -----

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

6.   Private Equity Offering
     -----------------------

     On April 9 and 15, 1999, the Company sold an aggregate of 628,571 shares of Series A 7.0% Convertible Redeemable Preferred Stock at $1.75 per share and five year warrants to purchase up to 628,571 shares of Common Stock at an exercise price of $1.875 per share, subject to certain adjustments, in a private equity offering. In connection with the offering, the Company also issued five-year warrants to purchase up to 62,857 shares of Common Stock at an exercise price of $2.10 per share to its placement agent. The cash proceeds of the offering, net of commissions and offering costs, were $881,843.

     The Series A 7.0% Convertible Redeemable Preferred Stock has a liquidation preference of $1.75 per share, aggregating $1,100,000. In addition, each share of the Series A 7.0% Convertible Redeemable Preferred Stock is initially convertible into one share of Common Stock, subject to certain adjustments. The holders of Series A 7.0% Convertible Redeemable Preferred Stock are entitled to receive cumulative dividends at the rate of $0.1225 per share per year, payable quarterly, which dividends are subject to certain increases.

7.   Exchange Offer
     --------------

     Between May 25 and June 15, 1999, the Company conducted an exchange offering ("Exchange Offering") involving holders of the Company's 10% Subordinated Unsecured Promissory Notes due 2000 ("Notes") and related warrants ("Note Warrants"). The Exchange Offering gave each holder who was an accredited investor the opportunity to (i) exercise such holder's Note Warrant in full by applying a portion of the principal amount of the Note toward ("Exercise Adjustment") and/or paying in cash the exercise price and (ii) exchange the holder's Note for shares of the Company's Series A 7.0% Convertible Redeemable Preferred Stock at an exchange rate of one share of Series A 7.0% Convertible Redeemable Preferred Stock for each $1.75 principal amount of a Note following any Exercise Adjustment. In addition, each participating holder was issued one common stock purchase warrant ("Exchange Warrant") to purchase 7,500 shares of the Company's Common Stock at $1.875 per share, subject to adjustment, for each $25,000 in principal amount of a holder's Note prior to any Exercise Adjustment. The Exchange Warrants will expire on April 15, 2002. As a result of the Exchange Offering, holders of an aggregate of $275,000 of Notes, 110,000 Note Warrants and $20,000 in cash were exchanged for 105,713 shares of Series A 7.0% Convertible Redeemable Preferred Stock, 110,000 shares of Common Stock and 82,500 Exchange Warrants.

8.   Subsequent Events
     -----------------

     In July 1999, the Company paid dividends aggregating $18,013 due on shares of Series A 7.0% Convertible Redeemable Preferred Stock for the quarter ended June 30, 1999.

     Effective July 26, 1999, the Company entered into an agreement with Sierra Digital Communications, Inc. ("SDC") and certain shareholders of SDC to purchase SDC's millimeter wave radio technology as well as certain other assets in exchange for $110,000 in cash and an aggregate of 110,594 shares of Common Stock that are subject to certain registration rights. In connection therewith, the Company acquired substantially all of the claims of unsecured creditors against SDC at substantial discounts.

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

     The Company continually seeks to improve its product designs and manufacturing and assembly approach in order to reduce its costs. The Company pursues a strategy of outsourcing rather than internally developing its modem chipsets, which are application-specific integrated circuits that form the technology base for its modems. By outsourcing the chipset technology, the Company is able to concentrate its research and development capabilities on modem system design, leverage the extensive research and development capabilities of its chipset suppliers, and reduce its development time and associated costs and risks. This approach enables the Company to quickly develop new and innovative products while maintaining a relatively low level of research and development efforts and expenses. The Company also outsources aspects of its manufacturing to contract assemblers as a means of reducing its fixed labor +*costs and capital expenditures and providing the Company with greater flexibility in its capacity planning.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

     The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                                         Three Months ended June 30,
                                                                        ------------------------------
                                                                           1999                1998
                                                                        ----------          ----------
Net sales.........................................................        100.0%               100.0%
Cost of sales.....................................................         72.9                 76.0
                                                                        ----------          ----------

Gross profit......................................................         27.1                 24.0

Selling, general and administrative...............................         22.4                 82.2
Engineering and product development...............................          4.1                 18.9
                                                                        ----------          ----------

Operating income (loss)...........................................          0.6                (77.1)

Interest expense..................................................         (1.8)                (8.9)
Debt termination costs............................................         (2.2)                   -
                                                                        ----------          ----------

Net loss..........................................................         (3.4)%              (86.2)%
                                                                        ==========          ===========

     NET SALES. Net sales for the three months ended June 30, 1999 were $3.8 million as compared to $0.4 million for the three months ended June 30, 1998, an increase of $3.4 million or approximately 908%. This increase in revenues was a result of the Company's increased volumes of sales, primarily due to increased purchases of the Company's products by Duquesne and by G. E. Harris Energy Systems.

     GROSS PROFIT. Gross profit increased as a percentage of net sales to 27.1% for the three months ended June 30, 1999 as compared to 24.0% for the same period in 1998. This increase was primarily attributable to higher increased absorption of manufacturing overhead due to the increased sales volume. Cost of sales increased by $2.5 million, or approximately 866% to $2.8 million during the three months ended June 30, 1999 from $0.3 million during the three months ended June 30, 1998. The increase in cost of sales resulted primarily from a significant increase in the volume of sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $540,000 or approximately 175%, to $849,000 during the three months ended June 30, 1999 from $309,000 during the three months ended June 30, 1998 but decreased as a percentage of net sales from 82.2% during the three months ended June 30, 1998 to 22.4% during the three months ended June 30, 1999. The increase in expenses resulted primarily from a significant increase in professional service expenses associated with the Company's switch to a national auditing firm, its efforts to bring its filings required under the Securities Exchange Act of 1934 and its accounting procedures up to date, and its efforts to re-establish communication with the financial community. The increase was also due to the inclusion of one month of expenses associated with the acquisition of the assets of GDI effective as of June 1, 1999. The decrease in selling, general and administrative expenses as a percentage of net sales was due primarily to higher sales volume.

     ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses increased by $85,000 or approximately 119% to $156,000 during the three months ended June 30, 1999 from $71,000 during the three months ended June 30, 1998 but decreased as a percentage of net sales from 18.9% during the three months ended June 30, 1998 to 4.1% during the three months ended June 30, 1999. This increase in engineering and product development expenses was primarily attributable to increased engineering salaries associated with the Company's efforts to bring all aspects of product design, other than modem chipsets, in-house. The decrease in spending as a percentage of net sales was due to certain expenses growing less rapidly than revenue.

     DEBT TERMINATION COSTS. During the three months ended June 30, 1999 the Company incurred $67,000 in costs related to the termination of its factoring arrangement and the settlement of a related debt issuance obligation. In addition, the Company issued warrants with an estimated value of $18,000 in connection with the exchange of certain of its subordinated unsecured promissory notes payable for shares of the Company's Series A 7.0% Convertible Redeemable Preferred Stock.

     INTEREST EXPENSE. Interest expense during the three months ended June 30, 1999 increased by $35,000 or approximately 105% to $68,000 or 1.8% of net sales, from $33,000 or 8.9% of net sales in the three months ended June 30, 1998. This increase in interest expense was due to increased borrowings necessitated by increased working capital requirements to support the Company's rapid growth in revenue.

     NET LOSS. Net loss for the three months ended June 30, 1999 was $129,000 or approximately 3.4% of net sales as compared to a net loss of $324,000 or 86.2% of net sales in the three months ended June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

     The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                                           Six Months ended June 30,
                                                                        ------------------------------
                                                                           1999                1998
                                                                        ----------          ----------
Net sales............................................................     100.0%               100.0%
Cost of sales........................................................      73.4                 54.4
                                                                        ----------          ----------

Gross profit.........................................................      26.6                 45.6

Selling, general and administrative expenses.........................      16.3                 48.2
Engineering and product development expenses.........................       4.1                  9.0
                                                                        ----------          ----------

Operating income (loss)..............................................       6.3                (11.6)

Interest expense.....................................................      (2.1)               (11.3)
Debt termination costs...............................................      (1.1)                   -
Other income.........................................................       0.5                  2.1
                                                                        ----------          ----------
Net income (loss)....................................................       3.6%               (20.9)%
                                                                        ==========          ==========

     NET SALES. Net sales for the six months ended June 30, 1999 were $7.6 million as compared to $1.3 million for the six months ended June 30, 1998, an increase of $6.3 million or approximately 472%. This increase in revenues was a result of the Company's increased volumes of sales, primarily due to increased purchases of the Company's products by Duquesne Light Company ("Duquesne"), through its subcontractor Sargent Electric Corp., and by G. E. Harris Energy Systems and ITRON.

     GROSS PROFIT. Gross profit decreased as a percentage of net sales to 26.6% for the six months ended June 30, 1999 as compared to 45.6% for the same period in 1998. This decrease was primarily attributable to higher material costs as a percentage of sales in the Company's new products and unusually large discounts given to two major customers to secure large contracts. Cost of sales increased by $4.9 million, or approximately 671% to $5.6 million during the six months ended June 30, 1999 from $0.7 million during the six months ended June 30, 1998. The increase in cost of sales resulted from a significant increase in the volume of sales as well as the higher material costs and large discounts described above.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $597,000 or approximately 93%, to $1.2 million during the six months ended June 30, 1999 from $643,000 during the six months ended June 30, 1998, but decreased as a percentage of net sales from 48.2% during the six months ended June 30, 1998 to 16.3% during the six months ended June 30, 1999. The increase in expenses resulted primarily from a significant increase in professional service expenses associated with the Company's switch to a national auditing firm, its efforts to bring its filings required under the Securities Exchange Act of 1934 and its accounting procedures up to date, and its efforts to re-establish communication with the financial community. The increase was also due to the inclusion of one month of expenses associated with the acquisition of the assets of GDI effective as of June 1, 1999. The decrease in selling, general and administrative expenses as a percentage of net sales was due primarily to higher sales volume and the fact that certain expenses required to establish the infrastructure necessary to support higher revenues had been incurred in prior periods.

     ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses increased by $191,000 or approximately 160% to $311,000 during the six months ended June 30, 1999 from $120,000 during the six months ended June 30, 1998, but decreased as a percentage of net sales from 9.0% during the six months ended June 30, 1998 to 4.1% during the six months ended June 30, 1999. This increase in engineering and product development expenses was primarily attributable to increased engineering salaries associated with the Company's efforts to bring all aspects of product design, other than modem chipsets, in-house. The decrease in spending as a percentage of net sales was due to certain expenses growing less rapidly than revenue.

     DEBT TERMINATION COSTS. During the six months ended June 30, 1999, the Company incurred $67,000 in costs related to the termination of its factoring arrangement and the settlement of a related debt issuance obligation. In addition, the Company issued warrants with an estimated value of $18,000 in connection with the exchange of certain of its subordinated unsecured promissory notes payable for shares of the Company's Series A 7.0% Convertible Redeemable Preferred Stock.

     OTHER INCOME. Other income increased by $9,000 to $36,000 during the six months ended June 30, 1999 from $27,000 during the six months ended June 30, 1998. Other income in both periods was primarily attributable to the resolution of certain liabilities for amounts less than the carrying value of those obligations.

     INTEREST EXPENSE. Interest expense during the six months ended June 30, 1999 increased by $7,000 to $157,000 or 2.1% of net sales, from $150,000 or 11.3% of net sales in the six months ended June 30, 1998. This increase in interest expense is attributable to the Company's increased borrowings necessitated by increased working capital requirements to support the Company's rapid growth in revenue which is partially offset by a significantly reduced interest rate in connection with the Company's new revolving line of credit.

     NET INCOME (LOSS). Net income for the six months ended June 30, 1999 was $271,000 or approximately 3.6% of net sales as compared to a net loss of $279,000 or 20.9% of net sales in the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 1999, the Company financed its operations and capital expenditures primarily through working capital and proceeds from the offering of its Series A 7.0% Convertible Redeemable Preferred Stock. As of June 30, 1999, the Company had approximately $3,200,000 in backlog orders for its products.

     As of June 30, 1999, the Company had working capital of $1,698,000 and an accumulated deficit of $11,339,000. As of that date, the Company had a net bank overdraft of $67,000 and $1,895,000 in accounts receivable. The Company also had promissory notes outstanding in the aggregate amount of $996,383 (net of $63,429 of unamortized discount) as of June 30, 1999, of which $325,000 is due to a related party. While the Company intends to repay some or all of the amounts of such indebtedness out of future cash flow from operations, management's internal cash projections estimate that such borrowings may remain outstanding until their maturity.

     On April 2, 1999, the Company secured a revolving line of credit with Celtic Capital Corporation, a division of Foothill Capital Corporation. The line of credit bears interest, at the greater of prime rate plus 3% or 10.75% per annum, is collateralized by substantially all of the assets of the Company and expires on October 2, 2000. The borrowing base under the line of credit is 80% of eligible accounts receivable up to a maximum borrowing of $3,000,000. As of June 30, 1999, the Company had borrowings of $29,000 under the line of credit.

     In April 1999, the Company sold an aggregate of 628,571 shares of its Series A 7.0% Convertible Redeemable Preferred Stock at $1.75 per share and five-year warrants to purchase an aggregate of 628,571 shares of the Company's Common Stock with an exercise price of $1.875 per share in a private equity offering to six accredited investors. The cash proceeds of the offering, net of commissions and estimated offering costs, were approximately $882,000. In connection with this offering, the Company also issued five-year warrants to purchase up to 62,857 shares of common stock at an exercise price of $2.10 per share to its placement agent.

     The cash proceeds from the private equity offering of Series A 7.0% Convertible Redeemable Preferred Stock, together with current and anticipated borrowings under the Company's line of credit with Celtic Capital Corporation, have been, and will continue to be, used as working capital to fund research and development costs associated with the Company's products, costs associated with manufacturing and marketing the Company's products and costs associated with the continued growth and expansion of the Company.

     Between May 25 and June 15, 1999, an aggregate of $275,000 of Notes, 110,000 Note Warrants and $20,000 in cash were exchanged for 105,713 shares of Series A 7.0% Convertible Redeemable Preferred Stock, 110,000 shares of Common Stock and 82,500 Exchange Warrants in the Exchange Offering.

     Effective July 26, 1999, the Company entered into an agreement with SDC and certain shareholders of SDC to purchase SDC's millimeter waive radio technology as well as certain other assets in exchange for $110,000 in cash and an aggregate of 110,594 shares of Common Stock that are subject to certain registration rights. In connection therewith, the Company acquired substantially all of the claims of unsecured creditors against SDC at substantial discounts.

     The Company believes that current and future available capital resources, cash flow from operations, and other existing sources of liquidity, including the Company's revolving line of credit with Celtic Capital Corporation, will be adequate to fund its operations for the remainder of the current fiscal year. However, there can be no assurance that sufficient funds will be available or that future events will not cause the Company to seek additional capital sooner, including, but not limited to, the failure by the Company to timely collect outstanding accounts receivable. To the extent the Company is in need of any additional financing, there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. The inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations. If additional funds are raised by issuing equity or convertible debt securities, options or warrants, further dilution to the existing shareholders of the Company may result.

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

YEAR 2000 COMPLIANCE

     The Company has identified substantially all of its major hardware and software platforms in use and is continually modifying and upgrading its software and information technology ("IT") and non-IT systems. The Company has modified its current financial software to be Year 2000 ("Y2K") compliant. The Company does not believe that, with upgrades of existing software and/or conversion to new software, the Y2K issue will pose significant operational problems for its internal computer systems. The Company expects all systems to be Y2K compliant by September 30, 1999 through the use of internal and external resources. The Company has incurred insignificant costs to date associated with Y2K compliance and the Company presently believes estimated future costs will not be material. However, the systems of other companies on which the Company may rely also may not be timely converted, and failure to convert by another company could have an adverse effect on the Company's systems. The Company presently believes the Y2K problem will not pose significant operational problems and is not anticipated to have a material effect on its financial position or results of operations in any given year. However, actual results could differ materially from the Company's expectations due to unanticipated technology difficulties or project delays by the Company or its suppliers. If the Company and third parties upon which it relies are unable to address the issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company has developed a contingency plan and plans to devote all resources required to attempt to resolve any significant Y2K issues in a timely manner.


LOOKING AHEAD

     The Company believes that during 1999 a significant portion of revenues will be realized from certain opportunities that were uncovered and developed during the six-month period ended June 30, 1999. Some of these opportunities are as follows:

     o TRANSPORTATION INDUSTRY. The Company anticipates that its significant activities within the transportation industry and close work with several departments of transportation such as CALTRANS, Los Angeles Department of Transportation, Wyoming Department of Transportation, Pennsylvania Department of Transportation and several other departments of transportation that are currently customers of the Company, will result in a significant increase in the Company's business during 1999.

     o GROWTH THROUGH ACQUISITIONS. To expand its markets, the Company's business strategy includes growth through acquisitions. During the six months ended June 30, 1999, the Company acquired certain assets of Greenland Corporation and all of the assets of GDI.

     o WIRELESS SOLUTIONS. The Company believes that a significant portion of its future revenues will be generated through sales of its wireless products, the cellular-based Omega AMR(TM) System and the TrafficWatch(TM) and patent pending AirWave(TM) module. The recent acquisition of millimeter wave radio technology from SDC is also expected to contribute to this trend.

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

FORWARD-LOOKING STATEMENTS; CAUTIONARY STATEMENT

     Certain of the statements contained in this report, including those under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and especially those contained under "Liquidity and Capital Resources" and "Looking Ahead," are "forward-looking statements" that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-QSB and risks associated with managing the Company's growth. While the Company believes that these statements are accurate, the Company's business is dependent upon general economic conditions and various conditions specific to the modem and data communications industry, and future trends and results cannot be predicted with certainty. In particular:

     o Given the significant backlog of orders at June 30, 1999, there can be no assurance that there will be no delays in procuring, manufacturing, testing and shipping such a large volume of products.

     o Although the Company's business strategy includes growth through acquisitions, identifying and pursuing acquisition opportunities and integrating acquired products and businesses requires a significant amount of management time and skill. There can be no assurance that the Company will be able to continue to identify suitable acquisition candidates, consummate additional acquisitions on acceptable terms or successfully integrate any acquired business into the Company's operations. There also can be no assurance that any future acquisition will not have an adverse effect upon the Company's operating results, particularly in the fiscal quarters immediately following consummation of the acquisition while the acquired business is being integrated into the Company's operations.

     o In the past, the Company has experienced problems associated with under-capitalization, including the inability to ship products in a timely manner, which in some cases caused customers to cancel a portion or all of their orders. Although the Company believes that current and future available capital resources, cash flow from operations and other existing sources of liquidity will be adequate to fund its operations for the remainder of the current fiscal year, there can be no assurance that sufficient funds will be available or that the Company will not in the future experience problems associated with under-capitalization.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         In April 1999, the Company issued (i) 628,571 shares of its Series A 7.0% Convertible Redeemable Preferred Stock and (ii) five-year warrants to purchase up to 628,571 shares of Common Stock at an exercise price of $1.875 per share for cash consideration, net of commissions and estimated offering costs, of $882,000. The Company also issued five-year warrants to purchase up to 62,857 shares of Common Stock at an exercise price of $2.10 per share to the Company's placement agent in connection with the above-described issuance of preferred stock.

         In April 1999, the Company issued 128,571 shares of its Series B Convertible Preferred Stock in connection with the acquisition of certain assets of Greenland Corporation.

         In June 1999, the Company issued 400,000 shares of its Series C 7.0% Convertible Preferred Stock in connection with the acquisition of the assets of GDI.

     Between May 25 and June 15, 1999, an aggregate of $275,000 of Notes, 110,000 Note Warrants and $20,000 in cash were exchanged for 105,713 shares of Series A 7.0% Convertible Redeemable Preferred Stock, 110,000 shares of Common Stock and 82,500 Exchange Warrants in the Exchange Offering.

         The issuances of the Company's securities in the above-referenced transactions were effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), as transactions not involving a public offering. Exemption from the registration provisions of the Securities Act is claimed on the basis that such transactions did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The Annual Meeting of Shareholders of the Company was held on June 4, 1999.

         (b)      Omitted pursuant to Instruction 3 to Item 4 of Form 10-QSB.

         (c)(i) PROPOSAL ONE: Election of five directors by the holders of issued and outstanding shares of Common Stock.

                                            For         Abstain        Against
                                            ---         -------        -------

                  Michael A. Armani     6,948,988          0            2,817
                  Shala Shashani        6,948,988          0            2,817
                  George Levy, M.D.     6,948,988          0            2,817
                  Edmund P. Finamore    6,948,988          0            2,817
                  Thomas Povinelli      6,948,988          0            2,817

         (c)(ii) PROPOSAL TWO: Ratification of the approval of the Company's 1998 Stock Option Plan:

                           For:                   6,470,050
                           Against:                  78,938
                           Abstain:                   2,817

         (c)(iii) PROPOSAL THREE: Ratification of the appointment of BDO Seidman, LLP as the Company's independent certified public accountants for the fiscal year beginning January 1, 1999:

                           For:                   6,547,488
                           Against:                   1,500
                           Abstain:                   2,817

         (d)      Not applicable.

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

                                            TELENETICS CORPORATION


Dated: August 20, 1999                      By: /S/ DAVID L. STONE
                                                --------------------------------
                                                David L. Stone
                                                Chief Financial Officer
                                                (principal financial and
                                                 accounting officer)

                                  EXHIBIT INDEX


Exhibit No.                Description
-----------                -----------

27.1                       Financial Data Schedule