Form 10QSB
period 1999-09-30
TELENETICS CORP
filed 1999-11-15
CIK 810018

================================================================================



                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(MARK ONE)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 For the quarterly period ended September 30, 1999

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 For the transition period from                to
                                                --------------    --------------

                         Commission File Number 0-16580


                             TELENETICS CORPORATION
                 (Name of small business issuer in its charter)




       CALIFORNIA                                                 33-0061894
       ----------                                                 ----------
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

     The number of shares outstanding of the registrant's only class of Common Stock, no par value per share, was 9,923,579 on November 15, 1999.



================================================================================

                                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                            TELENETICS CORPORATION

                                           Condensed Balance Sheets
                                                  (Unaudited)

                                              September 30, 1999

                                                    ASSETS
                                                    ------
Current Assets:

     Cash                                                                                $       4,873
     Accounts receivable, net                                                                1,932,362
     Receivable from related parties                                                           155,659
     Inventories                                                                             1,640,536
     Prepaid expenses and other current assets                                                 171,116
                                                                                         --------------

     Total current assets                                                                    3,904,546

Property, plant and equipment, net                                                             739,920
Goodwill, net                                                                                  408,680
Investments in technology, net                                                                 474,324
Intangibles, net                                                                                93,179
Other assets                                                                                    72,769
                                                                                         --------------
                                                                                         $   5,693,418
                                                                                         ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
     Bank overdraft                                                                      $      74,079
     Revolving line of credit                                                                  940,501
     Current portion of related party debt                                                      25,762
     Current portion of long-term debt                                                          28,972
     Subordinated unsecured promissory notes                                                   696,513
     Accounts payable                                                                        1,201,870
     Accrued expenses                                                                          469,189
     Advance payments from customers                                                            12,333
     Income taxes payable                                                                      173,746
                                                                                          -------------

     Total current liabilities                                                               3,622,965

Related party debt, less current portion                                                       250,000
Long-term debt, less current portion                                                            42,652
                                                                                          -------------

Total liabilities                                                                            3,915,617
                                                                                          -------------

Shareholders' equity:
     Preferred stock, no par value. Authorized 5,000,000 shares;
         Series A 7% Convertible Redeemable Preferred Stock;
           issued and outstanding 756,884 shares                                               794,638
         Series B Convertible Preferred Stock; issued and
           outstanding 128,571 shares                                                          249,106
         Series C 7.0% Convertible Preferred Stock; issued and outstanding
           400,000 shares                                                                      550,000
     Common stock, no par value. Authorized 25,000,000 shares;
         issued and outstanding 9,923,579 shares                                            11,809,643
     Accumulated deficit                                                                   (11,625,586)
                                                                                          -------------


Total shareholders' equity                                                                   1,777,801
                                                                                          -------------
                                                                                          $  5,693,418
                                                                                          =============

                                See accompanying notes to condensed financial statements.

                                                          2


                                                 TELENETICS CORPORATION

                                           Condensed Statements of Operations
                                                       (Unaudited)


                                         Three Months      Three Months      Nine Months       Nine Months
                                            Ended             Ended            Ended             Ended
                                        September 30,     September 30,     September 30,     September 30,
                                            1999              1998              1999              1998
                                       ---------------   ---------------   ---------------   ---------------
Net sales                              $    2,690,313    $      606,153    $   10,316,338    $    1,939,187
Cost of sales                               1,549,382           412,232         7,147,024         1,137,987
                                       ---------------   ---------------   ---------------   ---------------

Gross Profit                                1,140,931           193,921         3,169,314           801,200

Selling, general and
   Administrative expenses                  1,080,719           359,459         2,320,636         1,002,259
Engineering and product
   development expenses                       229,464            95,768           540,229           215,382
                                       ---------------   ---------------   ---------------   ---------------

Income (loss) from operations                (169,252)         (261,306)          308,449          (416,441)

Interest expense                              (97,678)          (44,340)         (254,938)         (194,623)
Debt termination costs                         (1,725)                -           (86,190)                -
Other income                                      239                 -            36,573            27,497
                                       ---------------   ---------------   ---------------   ---------------
Income (loss) before income taxes            (268,416)         (305,646)            3,894          (583,567)

Income taxes                                        -                 -               829               800
                                       ---------------   ---------------   ---------------   ---------------
Net income (loss)                      $     (268,416)   $     (305,646)   $        3,065    $     (584,367)
                                       ===============   ===============   ===============   ===============
Earnings (loss) per common share:
   Basic                               $         (.03)   $         (.03)   $           --    $         (.07)
                                       ===============   ===============   ===============   ===============
   Diluted                             $         (.03)   $         (.03)   $           --    $         (.07)
                                       ===============   ===============   ===============   ===============
Common shares used in computing
  earnings (loss) per common share:
   Basic                                    9,825,754         8,821,241         9,644,125         8,359,561
                                       ===============   ===============   ===============   ===============
   Diluted                                  9,825,754         8,821,241         9,644,125         8,359,561
                                       ===============   ===============   ===============   ===============


                                See accompanying notes to condensed financial statements.

                                                           3


                                                 TELENETICS CORPORATION

                                           Condensed Statements of Cash Flows
                                                       (Unaudited)

                                                                       Nine Months         Nine Months
                                                                          Ended               Ended
                                                                          1999                 1998
                                                                       ---------------   ---------------
Cash flows from operating activities:
       Net income (loss)                                               $        3,065    $     (584,367)
       Adjustments to reconcile net income (loss) to net cash
          Depreciation and amortization                                       164,576             9,717
          Stock issued for services                                            25,000             6,350
          Warrants issued in connection with
            debt to equity conversion                                          19,522                --
          Benefits from debt relief                                           (36,160)               --
          Changes in operating assets and liabilities:
               Accounts receivable                                            142,616          (163,780)
               Inventories                                                  1,811,052          (436,500)
               Prepaid expenses and other current assets                       (5,012)              (13)
               Accounts payable                                            (1,258,796)           62,324
               Accrued expenses                                               200,257           (25,460)
               Advance payment from customers                              (1,395,641)          653,234
                                                                       ---------------   ---------------
Net cash used in operating activities                                        (329,521)         (478,495)
                                                                       ---------------   ---------------
Cash flows from investing activities:
       Purchases of property, plant and equipment                            (603,857)          (41,238)
       Payments for business acquisitions                                    (676,004)               --
       Other assets                                                           (30,094)               --
       Amounts collected from (advanced to) related parties                   (49,297)            9,219
                                                                       ---------------   ---------------
Net cash used in investing activities:                                     (1,359,252)          (32,019)
                                                                       ---------------   ---------------
Cash flows from financing activities:
       Bank overdraft                                                          48,969                --
       Proceeds from (repayment on) obligation under factoring
         agreememt                                                           (289,627)          420,450
       Net proceeds from revolving line of credit                             940,501                --
       Repayments of long-term debt                                            (8,754)          113,551
       Repayments of related party debt                                       (40,553)          (25,000)
       Proceeds from subscription receivable                                  224,959                --
       Exercise of warrants and options                                        61,420                --
       Dividends on preferred stock                                           (18,013)               --
       Proceeds of Series A 7.0% Convertible Redeemable
         Preferred Stock offering                                             835,893                --
       Debt issuance costs                                                    (61,149)               --
                                                                       ---------------   ---------------
Net cash provided by financing activities                                   1,693,646           509,001
                                                                       ---------------   ---------------

Net increase in cash                                                            4,873            (1,513)

Cash, beginning of period                                                          --            13,205
                                                                       ---------------   ---------------
Cash, end of period                                                    $        4,873    $       11,692
                                                                       ===============   ===============


                                See accompanying notes to condensed financial statements.

                                                            4



                             TELENETICS CORPORATION

                 Condensed Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                         Nine Months       Nine Months
                                                                            Ended            Ended
                                                                        September 30,     September 30,
                                                                            1999              1998
                                                                       ---------------   ---------------
Supplemental disclosures of cash flow information:
Cash paid during the period for:
       Interest                                                        $      209,426    $      203,164
       Income taxes                                                                --                --







Supplemental disclosures of non-cash investing and financing activities:

       Issuance of stock options for service contract                         100,200                --

       Issuance of Common Stock upon conversion of debt                        64,836           167,525

       Issuance of Series A 7.0% Convertible Redeemable
          Preferred Stock upon conversion of debt                              224,550               --

       Issuance of Common Stock upon business acquisition
          (Sierra Digital)                                                     190,000               --

       Issuance of preferred stock upon business acquisitions:
          Series B Convertible Preferred Stock (Greenland)                    249,106                --
          Series C 7.0% Convertible Preferred Stock
            (Sunnyvale General Devices and Instruments)                       550,000                --

       Issuance of note payable to related party in exchange
          for decrease in accounts payable                                         --           257,035







                                See accompanying notes to condensed financial statements.

                                                           5

                             TELENETICS CORPORATION

                     Notes to Condensed Financial Statements


1.   Basis of Presentation
     ---------------------

     The condensed financial statements included herein have been prepared by Telenetics Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's financial statements for the nine month transition period ended December 31, 1998. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year ended December 31, 1999 or any other period.

2.   Earnings (Loss) Per Common Share
     --------------------------------

     Basic earnings (loss) per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted from the dilutive potential effect of common stock instruments. The net income (loss) for the three months and nine months ended September 30, 1999 have been adjusted by $33,145 and $51,158 respectively for dividends during such periods on the Company's preferred stock to arrive at the basic earnings (loss) per share of Common Stock.

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

     Effective June 1, 1999, the Company acquired all of the assets of Sunnyvale General Devices and Instruments, Inc. ("GDI") used in GDI's business of manufacturing communications equipment for the traffic control and transportation industries and assumed certain liabilities of GDI in exchange for $350,000 in cash and 400,000 shares of the Company's Series C 7.0% Convertible Preferred Stock. The Series C 7.0% Convertible Preferred Stock has a liquidation preference of $1.50 per share, aggregating $600,000, which is subordinate to the liquidation preference of the Company's Series A 7.0% Convertible Redeemable Preferred Stock and on a parity with the liquidation preference of the Company's Series B Convertible Preferred Stock. Each share of Series C 7.0% Convertible Preferred Stock is initially convertible into one share of Common Stock, subject to certain adjustments, voluntarily beginning on June 1, 2002 or automatically upon the occurrence of certain events. The holders of Series C 7.0% Convertible Preferred Stock are entitled to receive cumulative dividends at the rate of $0.105 per share per year, payable quarterly. The cost in excess of the net assets acquired was $437,838, which is being amortized on a straight-line basis over its estimated useful life of five years.

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

5.   Lease
     -----

     On April 12, 1999, the Company entered into an agreement with an unrelated party to lease a new corporate and manufacturing facility. The lease has an initial term of five years and one five-year option to extend. The initial monthly base rent is $23,871 and the lease includes an annual 3% rent escalation provision. The lease also provides for certain options for the Company to purchase the building. The Company expended $382,050 on its portion of the tenant improvements to the facility, which was occupied in August 1999.

6.   Private Equity Offering
     -----------------------

     On April 9 and 15, 1999, the Company sold an aggregate of 628,571 shares of Series A 7.0% Convertible Redeemable Preferred Stock at $1.75 per share and five year warrants to purchase up to 628,571 shares of Common Stock at an exercise price of $1.875 per share, subject to certain adjustments, in a private equity offering. In connection with the offering, the Company also issued five-year warrants to purchase up to 62,857 shares of Common Stock at an exercise price of $2.10 per share to its placement agent. The cash proceeds of the offering, net of commissions and offering costs, were $835,893.

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

7.   Exchange Offer
     --------------

     Between May 25 and August 11, 1999, the Company conducted an exchange offering ("Exchange Offering") involving holders of the Company's 10% Subordinated Unsecured Promissory Notes due 2000 ("Notes") and related warrants ("Note Warrants"). The Exchange Offering gave each holder who was an accredited investor the opportunity to (i) exercise such holder's Note Warrant in full by applying a portion of the principal amount of the Note toward ("Exercise Adjustment") and/or paying in cash the exercise price and (ii) exchange the holder's Note for shares of the Company's Series A 7.0% Convertible Redeemable Preferred Stock at an exchange rate of one share of Series A 7.0% Convertible Redeemable Preferred Stock for each $1.75 principal amount of a Note following any Exercise Adjustment. In addition, each participating holder was issued one common stock purchase warrant ("Exchange Warrant") to purchase 7,500 shares of the Company's Common Stock at $1.875 per share, subject to adjustment, for each $25,000 in principal amount of a holder's Note prior to any Exercise Adjustment. The Exchange Warrants will expire on April 15, 2002. As a result of the Exchange Offering, holders of an aggregate of $314,550 of Notes, 125,820 Note Warrants and $35,550 in cash were exchanged for 128,313 shares of Series A 7.0% Convertible Redeemable Preferred Stock, 125,820 shares of Common Stock and 94,365 Exchange Warrants.

8.   Subsequent Events
     -----------------

     In October 1999, the Company paid dividends aggregating $33,145 due on shares of Series A 7.0% Convertible Redeemable Preferred Stock and Series C 7.0% Convertible Preferred Stock for the quarter ended September 30, 1999.

     In October 1999, the Company entered into a binding letter of intent to acquire all of the outstanding stock of Racon, Inc. in consideration for 500,000 shares of the Company's common stock, and five-year warrants to purchase 250,000 shares of Company's common stock at $2.00.

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

OVERVIEW

     Telenetics Corporation is an innovator of proprietary wireless data-communications solutions for utility, transportation and other industrial automation applications. The Company designs products and systems that collect data from industrial devices such as meters, remote terminal units, traffic controllers, industrial controls, remote sensors and data loggers and sends it through wireless cellular and radio frequency networks or telephone lines to a host site, direct or via the Internet. The Company's wireless solutions are used in many applications such as electric utilities' commercial and industrial meter reading projects, power outage detection, traffic automation projects, flow measurement and remote monitoring. The Company plans to expand its presence in many other similar applications and markets by developing products and expanding its wireless services. The Internet interface with the Company's technology is currently under development and the Company expects to begin installations in the year 2000.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:


                                                          Three Months ended
                                                            September 30,
                                                     ---------------------------
                                                         1999           1998
                                                     ------------- -------------
Net sales.........................................         100.0%        100.0%
Cost of sales.....................................          57.6          68.0
                                                     ------------- -------------

Gross profit......................................          42.4          32.0

Selling, general and administrative...............          40.2          59.3
Engineering and product development...............           8.5          15.8
                                                     ------------- -------------

Operating income (loss)...........................          (6.3)        (43.1)

Interest expense..................................          (3.6)         (7.3)
Debt termination costs............................          (0.1)            -
                                                     ------------- -------------

Net loss..........................................         (10.0)%       (50.4)%
                                                     ============= =============

     NET SALES. Net sales for the three months ended September 30, 1999 were $2.7 million as compared to $0.6 million for the three months ended September 30, 1998, an increase of $2.1 million or approximately 344%. This increase in revenues was a result of the Company's increased volumes of sales, primarily due to the inclusion of sales associated with the acquisition of the assets of GDI effective as of June 1, 1999. Sales for GDI for the three months ended September 30, 1999 were $1.0 million or approximately 37.9% of the Company's total sales.

     GROSS PROFIT. Gross profit increased as a percentage of net sales to 42.4% for the three months ended September 30, 1999 as compared to 32.0% for the same period in 1998. The increase in gross profit percentage was primarily attributable to the sales of GDI for the three months ended September 30, 1999, which had a 44.0% rate of gross profit, together with a more favorable sales mix of the Company's other products. There was also some benefit from higher increased absorption of manufacturing overhead due to the increased sales volume. Cost of sales increased by $1.1 million, or approximately 276% to $1.5 million during the three months ended September 30, 1999 from $0.4 million during the three months ended September 30, 1998. The increase in cost of sales resulted primarily from a significant increase in the volume of sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $0.7 million or approximately 201%, to $1.1 million during the three months ended September 30, 1999 from $0.4 million during the three months ended September 30, 1998 but decreased as a percentage of net sales from 59.3% during the three months ended September 30, 1998 to 40.2% during the three months ended September 30, 1999. The increase in expenses resulted primarily from the inclusion of expenses of GDI, a significant increase in professional service expenses associated with the Company's switch to a national auditing firm and compliance with securities filing requirements, its efforts to upgrade its accounting procedures, its efforts to re-establish communication with the financial community and increase in personnel. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to higher sales volume.

     ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses increased by $0.1 million or approximately 140% to $0.2 million during the three months ended September 30, 1999 from $0.1 million during the three months ended September 30, 1998 but decreased as a percentage of net sales from 15.8% during the three months ended September 30, 1998 to 8.5% during the three months ended September 30, 1999. This increase in engineering and product development expenses was primarily attributable to increased engineering salaries and consulting costs associated with the Company's efforts to bring all aspects of product design, other than modem chipsets, in-house, and to broaden the Company's product offering. The decrease in spending as a percentage of net sales was due to certain expenses growing less rapidly than revenue.

     INTEREST EXPENSE. Interest expense during the three months ended September 30, 1999 increased by $53,000 or approximately 120% to $98,000 or 3.6% of net sales, from $44,000 or 7.3% of net sales in the three months ended September 30, 1998. This increase in interest expense was due to increased borrowings necessitated by increased working capital requirements to support the Company's rapid growth in revenue.

     DEBT TERMINATION COSTS. During the three months ended September 30, 1999 the Company issued warrants with an estimated value of $2,000 in connection with the exchange of certain of its subordinated unsecured promissory notes payable for shares of the Company's Series A 7.0% Convertible Redeemable Preferred Stock.

     NET LOSS. Net loss for the three months ended September 30, 1999 and 1998 was $0.3 million, which represented approximately 10.0% of net sales for the three months ended September 30, 1999 as compared to 50.4% of net sales in the three months ended September 30, 1998.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                          Nine Months ended
                                                            September 30,
                                                     ---------------------------
                                                         1999           1998
                                                     ------------- -------------
Net sales.........................................         100.0%        100.0%
Cost of sales.....................................          69.3          58.7
                                                     ------------- -------------

Gross profit......................................          30.7          41.3

Selling, general and administrative...............          22.5          51.7
Engineering and product development...............           5.2          11.1
                                                     ------------- -------------

Operating income (loss)...........................           3.0         (21.5)

Interest expense..................................          (2.6)        (10.0)
Debt termination costs............................          (0.8)            -
Other income......................................           0.4           1.4
                                                     ------------- -------------

Net income (loss).................................           0.0%        (30.1)%
                                                     ============= =============

     NET SALES. Net sales for the nine months ended September 30, 1999 were $10.3 million as compared to $1.9 million for the nine months ended September 30, 1998, an increase of $8.4 million or approximately 432%. This increase in revenues was a result of the Company's increased volumes of sales, primarily due to increased purchases of the Company's products by Duquesne Light Company ("Duquesne"), through its subcontractor Sargent Electric Corp., and by G. E. Harris Energy Systems; as well as the inclusion of $1.0 million of sales associated with the acquisition of the assets of GDI effective as of June 1, 1999.

     GROSS PROFIT. Gross profit decreased as a percentage of net sales to 30.7% for the nine months ended September 30, 1999 as compared to 41.3% for the same period in 1998. This decrease was primarily attributable to higher material costs as a percentage of sales in the Company's new products and unusually large discounts given to two major customers to secure large contracts. Cost of sales increased by $6.0 million, or approximately 528% to $7.1 million during the nine months ended September 30, 1999 from $1.1 million during the nine months ended September 30, 1998. The increase in cost of sales resulted from a significant increase in the volume of sales as well as the higher material costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $1.3 million or approximately 132%, to $2.3 million during the nine months ended September 30, 1999 from $1.0 million during the nine months ended September 30, 1998, but decreased as a percentage of net sales from 51.7% during the nine months ended September 30, 1998 to 22.5% during the nine months ended September 30, 1999. The increase in expenses resulted primarily from a significant increase in professional service expenses associated with the Company's switch to a national auditing firm and compliance with securities filing requirements, its efforts to upgrade its accounting procedures, and its efforts to re-establish communication with the financial community. The increase was also due to the inclusion of four months of expenses of GDI and an increase in personnel. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to higher sales volume and the fact that certain expenses required to establish the infrastructure necessary to support higher revenues had been incurred in prior periods.

     ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses increased by $0.3 million or approximately 151% to $0.5 million during the nine months ended September 30, 1999 from $0.2 million during the nine months ended September 30, 1998, but decreased as a percentage of net sales from 11.1% during the nine months ended September 30, 1998 to 5.2% during the nine months ended September 30, 1999. This increase in engineering and product development expenses was primarily attributable to increased engineering salaries and consulting costs associated with the Company's efforts to bring all aspects of product design, other than modem chipsets, in-house, and to broaden the Company's product offering. The decrease in spending as a percentage of net sales was due to certain expenses growing less rapidly than revenue.

     INTEREST EXPENSE. Interest expense during the nine months ended September 30, 1999 increased by $60,000 to $255,000 or 2.6% of net sales, from $195,000 or
10.0% of net sales in the nine months ended September 30, 1998. This increase in interest expense is attributable to the Company's increased borrowings necessitated by increased working capital requirements to support the Company's rapid growth in revenue, which is partially offset by a significantly reduced interest rate in connection with the Company's new revolving line of credit.

     DEBT TERMINATION COSTS. During the nine months ended September 30, 1999, the Company incurred $67,000 in costs related to the termination of its factoring arrangement and the settlement of a related debt issuance obligation. In addition, the Company issued warrants with an estimated value of $19,000 in connection with the exchange of certain of its subordinated unsecured promissory notes payable for shares of the Company's Series A 7.0% Convertible Redeemable Preferred Stock.

     OTHER INCOME. Other income increased by $9,000 to $36,000 during the nine months ended September 30, 1999 from $27,000 during the nine months ended September 30, 1998. Other income in both periods was primarily attributable to the resolution of certain liabilities for amounts less than the carrying value of those obligations.

     NET INCOME (LOSS). Net income for the nine months ended September 30, 1999 was $3,000 or approximately 0.0% of net sales as compared to a net loss of $584,000 or 30.1% of net sales in the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 1999, the Company financed its operations and capital expenditures primarily through working capital, proceeds from the offering of its Series A 7.0% Convertible Redeemable Preferred Stock, and proceeds under its revolving line of credit. As of September 30, 1999, the Company had approximately $2,200,000 in backlog orders for its products.

     As of September 30, 1999, the Company had working capital of $282,000 and an accumulated deficit of $11,626,000. As of that date, the Company had a net bank overdraft of $74,000 and $1,932,000 in accounts receivable. The Company also had promissory notes outstanding in the aggregate amount of $1,020,000 (exclusive of $48,000 of unamortized discount) as of September 30, 1999, of which $351,000 is due to related parties. Management's internal cash projections estimate that such borrowings will remain outstanding until their maturity.

      On April 2, 1999, the Company secured a revolving line of credit with Celtic Capital Corporation, a division of Foothill Capital Corporation. The line of credit bears interest, at the greater of prime rate plus 3% or 10.75% per annum, is collateralized by substantially all of the assets of the Company and expires on October 2, 2000. The borrowing base under the line of credit is 80% of eligible accounts receivable up to a maximum borrowing of $3,000,000. As of September 30, 1999, the Company had borrowings of $941,000 under the line of credit.

     In April 1999, the Company sold an aggregate of 628,571 shares of its Series A 7.0% Convertible Redeemable Preferred Stock at $1.75 per share and five-year warrants to purchase an aggregate of 628,571 shares of the Company's Common Stock with an exercise price of $1.875 per share in a private equity offering to six accredited investors. The cash proceeds of the offering, net of commissions and estimated offering costs, were approximately $836,000. In connection with this offering, the Company also issued five-year warrants to purchase up to 62,857 shares of common stock at an exercise price of $2.10 per share to its placement agent.

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

     Between May 25 and August 11, 1999, an aggregate of $315,000 of Notes, 125,820 Note Warrants and $36,000 in cash were exchanged for 128,313 shares of Series A 7.0% Convertible Redeemable Preferred Stock, 125,820 shares of Common Stock and 94,365 Exchange Warrants in the Exchange Offering.

     In July 1999, the Company entered into an agreement with SDC and certain shareholders of SDC to purchase SDC's millimeter waive radio technology as well as certain other assets in exchange for $110,000 in cash and an aggregate of 110,594 shares of Common Stock that are subject to certain registration rights. In connection therewith, the Company acquired substantially all of the claims of unsecured creditors against SDC at substantial discounts.

     In August 1999, the Company occupied its new corporate and manufacturing facility, pursuant to a lease with an initial term of five years and one five-year option to extend. In connection therewith the Company has, through September 30, 1999, incurred costs for tenant improvements of $382,000; furniture, fixtures and equipment of $282,000; as well as moving costs of $12,000.

     The Company does not believe that cash flow from operations and its revolving line of credit with Celtic Capital Corporation alone, will be adequate to fund all of its operations for the next twelve months. The Company will require additional sources of liquidity through debt and/or equity financing, which it believes it has identified. However, there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. The inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations. If additional funds are raised by issuing equity or convertible debt securities, options or warrants, further dilution to the existing shareholders of the Company may result.

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

YEAR 2000 COMPLIANCE

     The Company has identified substantially all of its major hardware and software platforms in use and is continually modifying and upgrading its software and information technology ("IT") and non-IT systems. The Company has modified its current financial software to be Year 2000 ("Y2K") compliant. The Company does not believe that, with upgrades of existing software and/or conversion to new software, the Y2K issue will pose significant operational problems for its internal computer systems. The Company expects all systems to be Y2K compliant by November 30, 1999 through the use of internal and external resources. The Company has incurred insignificant costs to date associated with Y2K compliance and the Company presently believes estimated future costs will not be material. However, the systems of other companies on which the Company may rely also may not be timely converted, and failure to convert by another company could have an adverse effect on the Company's systems. The Company presently believes the Y2K problem will not pose significant operational problems and is not anticipated to have a material effect on its financial position or results of operations in any given year. However, actual results could differ materially from the Company's expectations due to unanticipated technology difficulties or project delays by the Company or its suppliers. If the Company and third parties upon which it relies are unable to address the issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company has developed a contingency plan and plans to devote all resources required to attempt to resolve any significant Y2K issues in a timely manner.

LOOKING AHEAD

The Company believes that during 1999 a significant portion of revenues will be realized from certain opportunities that were uncovered and developed during the nine-month period ended September 30, 1999. Some of these opportunities are as follows:

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

     o GROWTH THROUGH ACQUISITIONS. To expand its markets, the Company's business strategy includes growth through acquisitions. During the nine months ended September 30, 1999, the Company acquired certain assets of Greenland Corporation as well as all of the assets of GDI and SDC.

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

     o In the past, the Company has experienced problems associated with under-capitalization, including the inability to ship products in a timely manner, which in some cases caused customers to cancel a portion or all of their orders. Although the Company believes that it has identified sources of liquidity that will be adequate to fund its operations for the next twelve months, there can be no assurance that sufficient funds will be available or that the Company will not in the future experience problems associated with under-capitalization.

     o The Company has experienced significant growth during the last 18 months. As a result of this rapid growth, the Company has had to raise equity capital to fund its liquidity needs. The timing of which has, on occasion, resulted in the Company being required to purchase product components at less than optimal price points. As a result, the Company's gross margins on many of its product lines may fluctuate on a quarterly basis.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         In April 1999, the Company issued (i) 628,571 shares of its Series A 7.0% Convertible Redeemable Preferred Stock and (ii) five-year warrants to purchase up to 628,571 shares of Common Stock at an exercise price of $1.875 per share for cash consideration, net of commissions and estimated offering costs, of $836,000. The Company also issued five-year warrants to purchase up to 62,857 shares of Common Stock at an exercise price of $2.10 per share to the Company's placement agent in connection with the above-described issuance of preferred stock.

         In April 1999, the Company issued 128,571 shares of its Series B Convertible Preferred Stock in connection with the acquisition of certain assets of Greenland Corporation.

         In June 1999,  the Company  issued  400,000 shares of its Series C 7.0%
Convertible Preferred Stock in connection with the acquisition of the assets of GDI.

         Between May 25 and August 11, 1999, an aggregate of $315,000 of Notes, 125,820 Note Warrants and $36,000 in cash were exchanged for 128,313 shares of Series A 7.0% Convertible Redeemable Preferred Stock, 125,820 shares of Common Stock and 94,365 Exchange Warrants in the Exchange Offering.

         In July 1999, the Company issued 110,594 shares of Common Stock in connection with the acquisition of the millimeter wave radio technology and other assets of SDI.

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

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  27.1 Financial Data Schedule.

         (b)      Reports on Form 8-K.

                  On July 15, 1999 the Company filed a Form 8-K reporting on the acquisition of all of the assets GDI.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TELENETICS CORPORATION


Dated: November 15, 1999            By: /S/ DAVID L. STONE
                                        ----------------------
                                    David L. Stone
                                    Chief Financial Officer
                                    (principal financial and accounting officer)