Form 10QSB/A
period 1999-09-30
TELENETICS CORP
filed 1999-11-24
CIK 810018

================================================================================



                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On August 18, 1999, Drake & Drummond, a Nevada corporation ("Plaintiff"), initiated an action in the Orange County Superior Court, Central (Case No. 813430) (the "Complaint") against the Company alleging, among other things, breach of contract, common count and declaratory relief arising out of a consulting agreement entered into between Plaintiff and the Company. The Complaint seeks damages as follows: (i) cash in the amount of $535,000, plus interest, and (ii) judicial order directing the Company to sell to Plaintiff 950,000 shares of common stock of the Company for $.01 per share. On October 8, 1999, the Company filed an answer to the Complaint and filed a Cross-Complaint against Plaintiff alleging, among other things, breach of contract, rescission based upon fraud, and declaratory relief arising out of the same consulting agreement. The Cross-Complaint seeks: (i) damages according to proof at trial,
(ii) rescission of the consulting agreement and restitution of all consideration received by Plaintiff, and (iii) a judicial declaration of the rights and liabilities of the parties. The litigation is in its initial stages, and discovery has only recently commenced. The Company intends to vigorously defend this action and pursue its Cross-Complaint against the Plaintiff. At this point, the Company cannot determine what impact, if any, the ultimate resolution of this matter would have on its financial position or results of operations.


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

                                    TELENETICS CORPORATION


Dated: November 23, 1999            By: /S/ DAVID L. STONE
                                        ----------------------
                                    David L. Stone
                                    Chief Financial Officer
                                    (principal financial and accounting officer)