Form 10KSB
period 1999-12-31
TELENETICS CORP
filed 2000-04-14
CIK 810018

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549
                            ------------------------
                                   FORM 10-KSB
(Mark One)|

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act
             of 1934 for the fiscal year ended December 31, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
       Act of 1934 for the transition period from _________ to __________

                         Commission File Number 0-16580
                            ------------------------
                             TELENETICS CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

             CALIFORNIA                                       33-0061894
  (State or other jurisdiction of                         (I.R.S. Employer
   Incorporation or organization                          Identification No.)

                25111 Arctic Ocean, Lake Forest, California 92630
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (949) 455-4000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           Securities registered pursuant to Section 12(b) of the Act:

    TITLE OF EACH CLASS                   NAME OF EXCHANGE ON WHICH REGISTERED
          None                                            None

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                                (TITLE OF CLASS)
                              ---------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenues for the twelve months ended December 31, 1999 were $11,912,168.

As of April 10, 2000, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $50,583,729. The number of shares outstanding of the registrant's only class of common stock, no par value per share, was 14,300,416 on April 10, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of Telenetics Corporation's fiscal year and relating to Telenetics Corporation's 2000 Annual Meeting of Shareholders are incorporated by reference into Items 9-12 of Part III of this Form 10-KSB.

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS.

FORWARD LOOKING STATEMENTS

     Except for historical information, the following description of our business contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those set forth in this Form 10-KSB under the heading "Risk Factors." See "Forward-Looking Statements; Cautionary Statement."

COMPANY OVERVIEW

     We design and manufacture wireless and landline remote monitoring products and systems that collect data from industrial devices such as meters, remote terminal units, traffic controllers, industrial controls, remote sensors and data loggers. The collected data is sent through wireless cellular and radio frequency networks or telephone lines to a host site, direct or via the Internet. We are an innovator of proprietary wireless data-communications solutions for utility, transportation, oil and gas and other industrial automation applications. With our recent acquisition of eflex Wireless, Inc. ("eflex"), we have set the goal of building the most advanced, reliable economical wireless data network for transmission and collection of data in industrial applications. Our wireless and wired solutions are employed in many applications. Some of the existing applications of our products and technologies are as follows:

     o Enabling electric utilities to read meters remotely, detect power outages in seconds, manage peak power consumption and automate power distribution.

     o Assisting municipalities to manage traffic, read and update traffic controllers remotely, monitor traffic flow and improve road safety.

     o Monitoring and reporting failure of a signal on railroad crossing, turning on a water valve in a major irrigation project and automating wastewater management plants.

     o Monitoring large air-conditioning systems, elevators and medical equipment, managing energy usage in large facilities and reporting alarms and irregularities.

     o   Monitoring and collecting data from devices in oil fields.

     During the last two years, we have gradually transformed our business from manufacturing landline industrial grade communications products to providing wireless data communications solutions. Prior to this recent change in business focus and strategy, our business was primarily in the design and manufacturing of industrial grade modem products.

     We were incorporated in California and began our operations in 1984. We began introducing innovative modem and data communications products for the personal computer ("PC") market in 1985. As an early pioneer in the modem market, we introduced the first internal 2400 bits per second modem for PCs, followed by several other products, including a modem with innovative security features. Our initial success with these and other innovative products enabled us to establish viable business relationships at that time with major Fortune 500 corporations, including J. C. Penney, Chrysler Corporation and International Business Machines.

     During the late 1980s, intense competition from other manufacturers, coupled with what our current management believes to be a series of managerial, engineering and production problems, stunted our growth. From 1993 to 1995, we began a restructuring process under our new and current management, which ultimately resulted in the implementation of new engineering, sales and marketing strategies with a focus on the growing industrial automation market. By 1995, the business of our revitalized company consisted of the design and manufacture of high quality, industrial grade modems, fiber optic drivers and radio modems within the industrial automation industry. We also become active in the design and manufacture of customized modem products for manufacturers of utility meters, remote terminal units ("RTUs"), electric relays, flow measurement devices and traffic controllers and for companies within the oil and gas industry.

     Recognizing the importance of emerging wireless data-communications solutions, from 1996 to 1998 we undertook another initiative and began investing in the development of wireless products for the market in which we were already providing products and systems. The result of those two years of research and development was the introduction in 1998 of the Omega(TM) product line, our first wireless product.

     Our patent pending Omega(TM) products are designed to provide meter reading, outage detection and reporting and other data acquisition capabilities through dedicated or shared telephone lines and cellular lines. Each Omega(TM) unit can be attached to eight utility meters or other similar devices and is expandable to 32 units with an enhancement. In addition to unlimited two-way communication capability, our Omega(TM) products can store the serial number or address of the meter or any other device, and in the case of a power outage or other alarm conditions, reports to a central host or a web address. Omega(TM) products are capable of receiving or initiating communications and transmitting data as frequently as required by the host application

     In July 1998, we were successful in signing a major automatic meter reading ("AMR") contract with Duquesne Light Company ("Duquesne"), and its sub-contractor Sargent Electric. Duquesne is using our Omega(TM) products to automate the collection of data from its 33,000 commercial and industrial customers. Between early 1999 and March 2000, several other utilities began testing and installing our Omega(TM) wireless systems for AMR and substation automation projects.

     In December 1999, FirstEnergy Corp., which provides electricity to 2.2 million customers within 13,200 square miles of northern and central Ohio and western Pennsylvania, selected our Omega(TM) products for an AMR project. FirstEnergy will also utilize our Flat-Rate-Cellular(TM) service for three years for each unit purchased. Subsequently, we received orders from TXU Electric & Gas, Baltimore Gas & Electric and Central Power and Light Company. In addition, several other utilities in Pennsylvania, Arizona, Georgia, Ohio, Wisconsin and Canada are testing our Omega(TM) product as a wireless solution in utility automation applications.

     In addition to the design of the highly successful Omega(TM) product line, we have undertaken other steps toward development of highly reliable wireless solutions for the markets we cover. One such step was the acquisition of the patent pending AirLink(TM) radio frequency technology from Greenland Corporation in April 1999. Combined with the wide area network capacity of our Omega(TM), the AirLink(TM) system enables customers to transmit and receive data to and from remote devices in a fixed network environment. It is a combination of digital hardware, radio transmission circuitry and software that, when attached to a remote device such as a meter, will read and store the data and transmit it back to Omega(TM) and from there to customers' central office. Our acquisition of the AirLink(TM) technology included all related assets, hardware designs, software codes, pending patents, trademarks and contracts.

     In the later part of 1999, we redesigned AirLink(TM) to enhance its performance and plan to apply for two new patents related to the design of AirLink(TM) by the time the product is ready for beta testing during the third quarter of fiscal 2000.

     During the fourth quarter of fiscal 1999, we approached management of eflex and began discussions to acquire eflex. Founded by former senior executives of GTE Wireless and other industry experts, eflex has developed proprietary technology for sending and receiving data over the existing control channels of cellular networks. We believe that this technology will support a wide range of wireless data applications including utility meter reading, remote alarm monitoring and reporting, messaging, vending automation, vehicle tracking and remote diagnostics, traffic management and many other remote monitoring and data acquisition applications.

     We believe that wireless telemetry is a large and virtually untapped market. In that regard, we have been actively evaluating and testing a number of different technologies in the wireless telemetry field. While each technology holds certain positive attributes, until eflex's Stealth(TM) technology, none has been able to fully take advantage of cellular control channels in a way that will not overburden the channels and will not interfere with cellular voice channels in large implementations. We believe that eflex's proprietary technology, together with its seasoned management team with a wealth of knowledge in wireless applications and network implementation, will assist us in providing a global wireless telemetry alternative to our customers in the utility automation, AMR, transportation and other industries. We further believe that integrating eflex's advanced telemetry technology with our existing and future products will result in a superior data network and products that permit fast, repetitive and secured access to millions of devices in a wide range of markets. Our existing technologies and those of eflex will be combined to develop what we call our AirWave(TM) products. We believe that a commercial version of AirWave(TM) will begin to be available during the fourth quarter of fiscal 2000, although no assurances can be given that we will be successful in developing this line of products by such time or at all.

     Subsequent to our negotiation with and acquisition of eflex, we negotiated an agreement with GTE Telecommunication Services Inc. ("GTE TSI"), a leading provider of integrated technology solutions to wireless carriers world-wide, and formed a strategic business relationship with that company. The relationship was formed to employ the strengths of both companies in order to offer state-of-the-art, cost effective wireless data services, including two-way, wireless monitoring of remote devices, known as telemetry. GTE TSI's Service Control Point will serve as the Signaling System Seven gateway for data communications between remote AirWave(TM) devices and our wireless data network control center.

     We believe that our association with GTE TSI brings us together with a world leader in inter-carrier wireless services. Our goal is to build the most advanced and commercially viable wireless data network. We recognize that wireless networks throughout the world provide the best alternative for delivering telemetry solutions in this rapidly growing, large market-in-waiting. GTE TSI provides network connectivity and interoperability services to hundreds of wireless carriers worldwide. By working with GTE TSI, we offer telemetry customers what we believe to be the best geographic coverage and the highest reliability.

     Although during the last three years our focus in sales, marketing and product development has been on the utility automation markets, we have also pursued other segments of the industrial automation markets. One area of attention and activity has been the traffic management market. Between late 1997 and early 1999, we developed a working relationship with departments of transportation in several states and sold them communications products. In June 1999, we acquired the assets of a leading supplier of communications products in this market, Sunnyvale General Devices and Instruments, Inc. ("GDI"). This acquisition greatly enhances our presence in the traffic and transportation management industries. We believe the combination of our remote monitoring and data acquisition products and GDI's fiber optic and microwave solutions, its strong customer base and its extended applications expertise will provide a viable solution to the increasing trend toward automation in the traffic and transportation management industries.

     To further enhance our presence in this market, in July 1999 we acquired substantially all of the assets and technology of Sierra Digital Communications, Inc. ("Sierra Digital"), a leading supplier of millimeter wave radio products to the traffic management market. Sierra Digital designed and built wireless communication systems and short haul microwave radio communication equipment operating in the millimeter wave frequency bands for traffic control networks, industrial automation applications, video surveillance and other video transmission systems, as well as T1/E1 carrier networks and local area networks. Sierra Digital's products include complete industrial grade, extended temperature radio links with built-in antennas in the 23 GHz and 24 GHz frequency bands. Sierra Digital has an installed base of over 1,500 microwave radios across the country.

OUR SOLUTION

     Our unique response to the data collection and remote monitoring requirements of the emerging industrial automation industry has evolved into a total communication solution partnership in the last few years. This approach includes several layers of product and service offerings.

     As we continue to design and make proprietary and customized remote monitoring and data collection products and systems, we intend to offer a variety of products that collect data from a large variety of industrial devices, including meters, RTUs, traffic controllers, industrial controls, remote sensors, data loggers and flow measurement equipment manufactured by a wide range of companies in this field.

     Our communication solution is based on taking maximum advantage of the existing wireless and wired networks, including the public switched telephone network, global cellular networks and terrestrial or satellite networks, to transmit data collected from remote customer devices through our proprietary remote monitoring and data collection products, over wireless cellular and radio frequency networks or telephone lines to a host site, direct or via the Internet.

     We intend to build the most advanced wireless data network that will enable a wide range of customers to reliably and economically communicate with their remote devices. At the core of this plan is providing the most advanced and commercially viable cellular data network utilizing the Stealth(TM) feature of our AirWave(TM) technology. Our technology provides two-way communications between remote customer devices such as utility meters, traffic controllers, industrial equipment, parking meters, and other similar devices located anywhere within the cellular coverage and our Wireless Data Network Control Center. The advantage of our technology is that we will not use any cellular voice channels to communicate. Instead, our proprietary technology will use the little-known cellular control channels and cellular interoffice signaling networks to communicate. Control channels are essentially a wireless data link for communicating between cellular telephones and the cellular systems without interfering with the carrier's revenue generating voice channels. The control channels are very robust and work in many areas where cellular voice calls are unreliable. They are underutilized, cost efficient and ideal for remote monitoring, data acquisition and data collection applications. We believe the commercial applications for our technology are unlimited.

     We intend to strengthen our Wireless Data Network with the unique capabilities of our broadband technology. The data collected by our remote monitoring and data collection devices and transmitted through our Wireless Data Networks will then become available to our customers either directly or via the Internet.

     Overall, our unique approach may be summarized as follows:

     o BROAD RANGE OF PRODUCTS FOR A WIDE RANGE OF APPLICATIONS. We have developed a broad range of innovative industrial grade communications products and modules which are capable of connecting to a wide range of remote monitoring devices and equipment. These products are designed to operate in extended temperatures and harsh environments. These products generally exceed the surge protection standards of the industry and are adaptive to wide ranges of AC or DC power inputs. The modular design of our products enables them to either interface or complement one another. The versatility of this modular concept has enabled us to offer over 130 different product combinations to our customers. These variations include customized selection of data speeds, data interfaces, power inputs, operating temperatures, data formats and power consumption. In addition, our product line serves both central site data communications needs and remote access and transmission sites on both the enterprise-wide and single location level.

     o REMOTE ACCESS AND DATA ACQUISITION. Our access and transmission products provide comprehensive capabilities in order to effectively control both operations and costs. These capabilities allow effective communications management through customized configuration, diagnostics, cost management and capacity planning.

     o COMPREHENSIVE CONNECTIVITY. We have invested over fourteen years of product research and engineering time in the development of our products. Our products are designed to connect to a broad range of operation configurations and to connect over a wide range of prevailing transmission conditions. Our products incorporate a wide range of standard international connectivity protocols as well as proprietary protocols.

     o WIDE RANGE OF COMMUNICATIONS MEDIUMS. Through technology development and acquisitions, we have created a communications medium that includes telemetry cellular control channel technology, data over cellular analogue and digital voice network, fixed radio frequency bandwidth, 900 MHz and 2.4 GHz spread spectrum, 23 and 24 GHz millimeter microwave radio, terrestrial satellite based packet switching and public switched telephone network ("PSTN").

BUSINESS STRATEGY

     During the last few years, we undertook a series of strategic initiatives to revise our business strategy to reposition us as a leading supplier of industrial automation, data communications and remote monitoring technologies and products. Our strategy to achieve this repositioning of our company is comprised of the following elements:

     o CONTINUE TO FOCUS ON INDUSTRIAL AUTOMATION AND DATA COMMUNICATIONS AND REMOTE MONITORING PRODUCT MARKETS. We will continue to focus our efforts in the utility automation, transportation and traffic management, oil field monitoring and automation and other industrial automation product markets and to develop new products and enhancements to meet or exceed the evolving requirements of both central site and remote applications of our technologies.

     o MAINTAIN WIRELESS TECHNOLOGY LEADERSHIP. We intend to continue to invest in research and development of wireless technologies and products to meet our customers' needs. We believe that the expertise we have developed in creating our existing products will permit us to enhance these products, develop new products and respond to emerging technologies in a cost-effective and timely manner.

     o LEVERAGE EXISTING CUSTOMER BASE. We believe that many of our existing customers will continue to purchase industrial automation and data acquisition products. We intend to aggressively market new products and enhancements to our existing customers. We also believe that our existing customer base represents an important source of references for new customers.

     o DEVELOP AND EXPAND STRATEGIC RELATIONSHIPS. We plan to continue to develop our strategic relationships with data communications component and equipment providers and other vendors in order to enhance our product development activities and leverage shared technologies and marketing efforts.

MARKETS

     We market our products primarily to the industrial automation market. This market includes several segments, including utility automation and transportation and traffic management. Industrial automation relies heavily on the transfer of data from a remote location to a central location for analysis and processing. Described below are some of the markets in which our products and technology may be marketed.

     UTILITY AUTOMATION MARKET

     During the past five years, our primary focus has been on developing new and unique products for the automation of the electric, gas and water utility industries. Responding to deregulation and other major changes taking place within the industry, electric utility companies have become leading advocates for the implementation of automation and technological advancement as a means of achieving cost savings. The electric, gas and water utilities and those manufacturing companies that sell to these industries are among the fastest segment of the industrial automation market.

     The electric power industry in the United States, which is the largest sector among the three utilities market segments, is a $200 billion per year business built primarily on electro-magnetic technology that has remained largely unchanged in the last few decades. At peak operation, the electric power industry provides a staggering 600,000 Megawatts of electricity to approximately 94 million homes and approximately 12 million commercial sites. Responding to deregulation and other major changes taking place within the industry, electric power utility companies have become leading advocates in promoting the implementation of automation and technological advancement as a means of achieving cost savings. With the advent of deregulation of the industry, electric utilities must reduce their operating costs as they enter the competitive arena. Based on published estimates, we believe that electric power utilities spent over $500 million on data communications and data acquisition automation between 1995 and 1999.

     The term "utility automation" describes two distinct processes within the utility industry:

     o   automation of meter reading systems, or AMR; and

     o   substation/distribution automation and energy management, or SCADA.

     An AMR system is implemented by the installation of equipment and systems that monitor and control the status of the utility service (e.g., electricity, water or gas) supplied to residences and commercial/industrial facilities. According to the 1998 Scott Report on AMR Development ("Scott Report"), the AMR industry is comprised of over 30 companies competing for a share of over 250 million North American meters. According to the Scott Report, only 6% of meters are currently read by some type of remote means and the industry is increasing in size at a rate of 30% or more per year.

     Viewed historically as an aid to billing, AMR is experiencing increasing application as a primary communications link between the customer and the utility. In July 1998, we were successful in signing a major AMR contract with Duquesne, and its sub-contractor, Seargent Electric. Our Omega(TM) wireless technology has been the core of our AMR solution for commercial and industrial metering. Our AirWave(TM) wireless system, which is currently in development and which we believe will be introduced in late 2000, is specifically designed for hard-to-reach residential meters.

     According to PennWell Research Data, a leading utilities industry research firm, in 1997 the electric utilities in North America, Europe and the Pacific Rim spent more than $200 million on distribution automation projects and that amount doubled in 1998. Utility automation is implemented by the installation of equipment and systems that monitor and control the status of, for example, a network of distribution substations. Such systems are referred to as SCADA.

     The primary pieces of equipment used in energy management systems are RTUs and intelligent electronic devices. The 1996 PennWell Research study commissioned for the European market reported planned automation projects worth $490 million. The total budget for Asian SCADA/EMS projects for the same period was nearly $1 billion. Central and South American automation projects for 1995-1997 were valued at $600 million. All of these are expected to increase significantly in the next few years.

     Water and wastewater utilities in the United States spent more than $270 million on 469 SCADA projects in 1997, and 1998 expenditures were expected to exceed $500 million. The computer-based systems at the control center(s) of such utilities are referred to as master terminal units, or MUTs. An MTU may be a single computer with display and logging peripherals or, for more demanding requirements, an MTU may be comprised of multiple computers networked together. The multiple computer systems provide both added workstations and redundancy protection against computer failure. Small to medium-sized MTU requirements are met with the application of high performance PC-type computers running SCADA software under a real-time operation system. For the very large SCADA system MTU cases, with measurement databases exceeding 50,000 points, mainframe computers are needed, again with SCADA-specific software. According to PennWell Research Data, since 1970, U.S. electric, water and gas/pipeline utilities installed SCADA systems worth a total of $2.06 billion.

     Substation automation is also a fast-growing segment of the utility automation market. We believe that investment in substation automation within the United States alone is expected to exceed $300 million over the next four to five years. During the past four years, our products have become an integral part of the movement towards automation of distribution and energy management systems. We have developed close working relationships with many established companies in the SCADA system and protection and control system manufacturing business, such as GE/Harris, ABB, Bassler Electric, Beckwith, Cooper Power Systems, GE Protection, Alstom ESCA, Bristol Babcock, Schwitzer and Siemens. Manufacturers of relays and other protection equipment are among the largest suppliers to the utility industry. We believe that most of these companies are in the process of adding remote communications capabilities to their relay and control products and represent a significant group of potential customers for our networking products.

     Between 1998 and 1999, we were named in five major utility automation projects in five countries. In May 1998, we were selected by GE Harris Energy Systems and China Light and Power ("CLP") to provide a specially designed digital fast poll modem for the Distribution Automation Project in Hong Kong. This automation project includes a distribution management system master station, RTUs and communication systems linking the master stations to RTUs. CLP has awarded GE Harris a contract for the supply of approximately 6,500 RTUs. In turn, GE Harris has selected us as the sole supplier of digital fast poll modems for its RTUs.

     In August 1998, Bailey Network Management ("Bailey"), which was subsequently acquired by ABB, became the exclusive supplier of utility automation products including our industrial modem racks in a project for Mexico's electric utility monopoly, Comision Federal de Electricidad. The project, which named Bailey as the prime contractor, is one of the largest SCADA master station automation projects in Mexico, valued at approximately $68 million.

     In July 1999, we were selected by Alstom ESCA as the exclusive supplier of specialized industrial modems and modem racks for a major utility automation project in Korea. The project, which names Alstom as the prime contractor, is a major EMS undertaking. The project required an immediate shipment of 50 units of Telenetics specialized Myriad(TM) modem racks to Alstom. The project will continue through the year 2000. Alstom subsequently selected our product for a major energy management system project with Tampa Electric in February 2000.

     TRANSPORTATION AND TRAFFIC MANAGEMENT

     Commentators have recently suggested that federal, state and local governments' ability to increase road, highway and railroad infrastructures is drastically limited by urban development, environmental considerations, increasing costs and limitations on funding. In the United States, this evolution has been recognized with the passage of the Transportation Equity Act for the 21st Century ("TEA 21"). Some municipal authorities have already made plans to meet the automation and management challenges facing the traffic and transportation industry in the new century. PennWell Research predicts that in the next 20 years, well over $50 billion will be spent by transportation authorities for traffic management, signal improvement and other intelligent transportation systems.

     Special technology applications to be implemented in these projects include ice detection, traffic counters, alarms, traffic controllers and road monitoring. In most cases, these projects will require the coordinated involvement of federal and state departments of transportation and other transportation agencies, as well as equipment manufacturers and integrators who specialize in the transportation industry. In anticipation of an increase in transportation projects, we have established relationships with state transportation authorities and several such manufacturers and integrators, including Peek Traffic, Diamond Traffic, IRD and Econolite. We are currently involved with a number of departments of transportation in California, South Dakota, North Dakota, Nevada, Pennsylvania, Nebraska, Georgia, Louisiana, Arizona and Wyoming, which have deployed or are expected to deploy our products. We also anticipate the use of our products in the railroad safety market as well. Some of our recent projects include the following:

     o In July 1999, Los Angeles Department of Transportation installed a limited number of our TrafficWach(TM) System for a field trial at hard-to-reach intersections.

     o In August 1999, the City of Charlotte selected our proprietary digital fast-poll modems to be installed at 137 intersections as part of that city's advanced traffic management system.

     o In September 1999, we received a contract for the integration and supply of networking and communications equipment that is earmarked to form the core of Philadelphia's new transportation management operation center in preparation for the Republican National Presidential Convention in July 2000.

     o In November 1999, the City of Mesa, Arizona and the City of Inglewood, Colorado selected our proprietary digital fast-poll modems for automation of 650 to 700 intersections as part of their advanced traffic management system.

     o In December 1999, the Department of Transportation of State of Arizona selected our proprietary modem technology to monitor and report traffic volume and speed on state highways. The project is an ongoing component of state's Highway Performance Monitoring System ("HPMS"). HPMS data is now a critical component in the allocation of Federal-aid highway funds to states as a result of passage of TEA 21. In addition to being an important source of information for indicators of performance on a national basis, Arizona's HPMS program is unique in that it considers local community transportation system condition and performance as critical knowledge for assisting in transportation planning decisions at the state and local government levels as well.

     OIL AND GAS INDUSTRY

     The trend toward automation in the oil and gas (petroleum) and mining industries has accelerated over the last several years. This trend has resulted in gas stations becoming increasingly more automated, in remote flow measurement and leak detection devices being installed in pumping stations and refineries, and in petroleum distributors implementing remote monitoring and other industrial automation solutions to increase the safety of their workers. One of the most significant segments of this market is oil field automation. With well over 500,000 active oil wells in North America alone and the increasing cost of manually collecting data from different equipment in each oil field, we believe the need for remote monitoring and data collection is well established.

     To address the automation requirements of this market, we recently signed an agreement with Remote Management Technologies, Inc. ("RMT") granting RMT the exclusive right to supply our wireless technology to the oil field automation and monitoring industry. Under the terms of this agreement, RMT plans to automate at least 5,000 oil wells using our wireless technology in the first 12 months of the agreement, and the number of installations is expected to reach minimums of 35,000 and 100,000 by the end of the second and third year, respectively. In addition to these installation quantity thresholds, RMT has agreed to certain financial obligations, which include the purchase of approximately $100 million of remote monitoring products and wireless data services from us within the next five years.

     We are currently in the process of modifying our Omega(TM), AirLink(TM) and AirWave(TM) wireless products to enable them to collect data from different devices in oil fields. The collected data will then be transmitted to customers using our Wireless Data Network.

     PLANT AND MANUFACTURING AUTOMATION

     Industrial manufacturing at the end of the 20th Century differed dramatically from industrial manufacturing during prior years. The use of robots in assembly, material handling and warehousing are no longer just scenes from science fiction movies, but have now become standard in nearly all segments of plant and manufacturing facilities. "Process controls," "information-on-demand" and "total integrated automation" have become the buzzwords of plant managers and operations directors. The quest for cost savings and efficiency moved the focus from wage control to automation, energy efficiency and information management during the last decade of the 20th Century. As the need for implementation of industrial automation solutions increases worldwide, so does the need for communication devices for monitoring, control, protection and alarm reporting and information management applications. Some of the leading manufacturing and warehousing automation companies, such as Siemens Energy & Automation, Cutler Hammer and Allen Bradley, are either using or currently evaluating the use of our products in their manufacturing automation solutions.

     BUILDING AUTOMATION AND ENERGY MANAGEMENT

     Building automation, often referred to as BAS, is the process of integrating systems such as environmental control, closed circuit television, building access control, elevator and parking supervision and general control and monitoring of all mechanical and electrical services equipment within a building. An isolated example of BAS is the monitoring of energy consumption at an automobile manufacturing plant on an hourly, daily and monthly basis. In the last decade, there has been an unprecedented surge in the building automation and energy management industry. Large commercial and residential buildings, restaurants, retail malls and other large facilities are requiring more efficient energy management and control. Honeywell, GE and Landis & Gyr are using or evaluating our products for use with their energy management systems. One of the leaders in this field, Group Shnider/Square D Company, a pioneer and standard-setter in BAS, is also one of our customers.

     LOTTERY AND GAMING

     We believe that our modem products can also be utilized for monitoring, downloading and access control in the lottery and gaming industries, and we have established initial contacts with several state lottery operators as well as with equipment manufacturers and system integrators in this field. In January 1999, our MyriadTM Rack Mount Modem Bank with a PE202T modem was selected by Autotote Lottery Corporation, a leading provider of lottery systems, for use in the expansion and upgrade of the Montana State Lottery.

     VENDING MACHINE AUTOMATION, ATM AND POS EQUIPMENT MANUFACTURERS

     We also believe that consumers will soon see the advent of more advanced, "intelligent" vending machines, automated teller machines and point-of-sale equipment that are remotely configured, polled, programmed and monitored, and that this industry represents another potential market for our modem products.

SALES AND MARKETING

     We sell our products primarily through a direct sales force that contacts firms that are known to be active in each of the above market segments. We also market our products through a limited network of dealers and distributors and regional sales representatives. Our sales and marketing activities are divided into five groups, with some overlapping activities:

     o NETWORKING PRODUCTS GROUP. This sales group is responsible for sales and marketing of all modem products to end-users and OEM customers. Management of our limited distribution channels is also within the responsibility of this group. This group is managed by the Director of Sales and Marketing for Networking Products, with a staff of four sales executives and application engineers.

     o UTILITY AND INDUSTRIAL AUTOMATION GROUP. This group is primarily responsible for sales and marketing of AMR products, which is conducted primarily through a direct sales force that contacts firms that are known to be active in each of the above-mentioned market segments. This group also markets AMR products through a limited network of regional sales representatives. This group is managed by the Director of Sales and Marketing for Utility and Industrial Automation Products, with a staff of two sales executives.

     o TRAFFIC MANAGEMENT GROUP. This group is built primarily around GDI's sales organization. This group sells our products primarily through a network of value added resellers or VARs. The sales and marketing activities of this group are headed by our Director of Sales for Traffic Management who reports to the General Manager of the Traffic Management Group.

     o BROADBAND PRODUCTS. Sales of microwave products, which we acquired from Sierra Digital, are conducted by the Director of Sales of Marketing for Broadband Products, primarily through a network of VARs and system integrators.

     o OIL INDUSTRY. We recently signed an agreement with RMT to distribute and sell our products on an exclusive basis to the oil field automation market.

     We generate interest in our products primarily through direct sales efforts of our sales staff and through trade shows and limited advertising. We promote our products through sales literature and participation in national industry trade shows. During 1999, we exhibited at five national trade shows.

     During the past 18 months, we have begun to gradually implement a plan to enhance our international presence by opening an office in China and developing direct sales contacts in the United Kingdom. In addition to China and the United Kingdom, we are also directing our international sales and marketing efforts to Latin America, primarily in Mexico, Argentina, Brazil and Chile, and in South Africa and Australia. However, international sales are subject to risks, including various regulatory requirements, political and economic changes and disruptions, tariffs or other barriers, difficulties in staffing and managing foreign sales operations, and potentially adverse tax consequences. In addition, fluctuations in exchange rates may render our products less competitive to local product offerings or expose us to foreign currency exchange losses.

PRODUCTS

Our products can be classified in the following five categories:

     NETWORKING PRODUCTS. These products consist of the traditional industrial grade modems (dial-up and leased line), fiber optic line drivers and other land line products. They include Pony Express(TM) (PE) OEM modules, HideAway(TM) line powered products, Myriad(TM) rack-mount modems, Zodiac(TM) multiport and Fast Poll products.

     OMEGA(TM) WIRELESS PRODUCTS. The patent pending Omega(TM) wireless is designed by us to provide on-demand meter reading, outage detection and many other data acquisition capabilities using existing cellular networks. We believe that our new version of Omega(TM) is the most advanced and versatile cellular data transport unit in the market today. In addition to unlimited and reliable high-speed two-way communication capability via cellular networks, Omega(TM) can store the serial number or address of the meter or any other device, and in the case of a power outage or other alarm conditions, reports to a central host, pager or a web address. Omega(TM) is capable of receiving or initiating communications and transmitting data as frequently as required by the host application. The new Omega(TM) is designed to work with any type of analog or digital cellular network.

     AIRLINK(TM) FIXED NETWORK PRODUCTS. The AirLink(TM) system enables customers to transmit and receive data to and from remote devices in a fixed network environment using an unlicensed radio frequency band. It is a combination of digital hardware, radio transmission circuitry and software that, when attached to a remote device such as a meter, reads and stores the data and transmits it back to an Omega(TM) unit and from there to a customer's central office. In the later part of 1999, we redesigned AirLink(TM) to enhance its performance and plan to apply for two new patents related to the design of AirLink(TM) by the time the product is ready for beta testing during the third quarter of fiscal 2000.

     AIRWAVE(TM) WIRELESS. AirWave(TM) utilizes the digital control channel of existing cellular networks to provide a low cost two-way communications solution to monitor or read devices such as utility meters and remote control and measurement devices. Unlike other technologies claiming to utilize the control channels of wireless networks, AirWave(TM) maximizes the benefits to carriers. We believe that AirWave(TM) is the only technology that leverages the existing control channels without interfering with a carrier's ability to deliver voice calls, the lifeblood of a wireless carriers' revenues. AirWave(TM) can reliably transmit accurate data from any remote device within the cellular coverage to a customer's host site without using or interfering with voice call delivery.

     BROADBAND PRODUCTS. These products consist of wireless communication systems and short haul microwave radio communication equipment operating in the millimeter wave frequency bands for traffic control networks, industrial automations applications, video surveillance and other video transmission systems, as well as T1/E1 carrier networks and local area networks. These products include complete industrial grade, extended temperature radio links with built-in antennas in the 23 GHz and 24 GHz frequency bands. We have an installed base of over 1,500 microwave radios across the country. We have successfully developed a new proprietary integrated "Digital Multiplexor" as an add-on feature to its high performance synthesized microwave wireless broadband radios. The new technology greatly enhances our current wireless product offering in the wireless Internet and other networking applications by adding the capability to format and transmit up to four full T1 or E1 circuits along with the 10 MB LAN data simultaneously over the same path.

         Our advanced microwave radios are a key high-speed link in the emerging wireless Internet market. We have successfully provided microwave links to clients who needed wireless connectivity and speeds of several T1 or DSL lines. With our new integral multiplexor technology, our customers can save substantial amounts of time and money. We have successfully offered advanced wireless solutions to the industrial automation markets. With our expanding wireless broadband technology and product offerings, we intend to bring the same level of success into the multi billion dollar wireless networking and wireless Internet industries.

PRODUCT DEVELOPMENT

     Our product development efforts are directed toward enhancing existing products and developing new products in order to meet changing end-user needs and to support an increasing number of applications. We believe our existing expertise in modem assembly, modular design and international standards-compliant interfaces and protocols provide us with a strong technology base to pursue this objective. Our product development efforts focus on the following principles:

     o DEVELOP NEW PRODUCTS AND TECHNOLOGY. We continually assess market trends, both domestic and international, with the focus of developing new products designed to meet emerging market demands. In developing new products, we attempt to combine our existing technology base with new technologies to provide a broader range of automation and data communications and data acquisition solutions to the end-user.

     o EMPHASIZE MODULAR TECHNOLOGY. Our products are designed so that they can easily be expanded or upgraded and can easily be integrated into a customer's existing hardware infrastructure. A modular architecture also enables us to develop data communications hardware modules that address new market needs or comply with changes in data communication standards without re-engineering an entire hardware product.

     o IMPROVE EXISTING TECHNOLOGY. We seek to expand the features and functionality of our existing product lines through technology modifications and enhancements to meet the changing needs of our customers. We continuously review the design and manufacturing process of our products to determine areas of product cost savings or enhanced product quality.

     As of December 31, 1999, we employed 12 persons in engineering, 7 of whom were engaged primarily in product development. Our engineering and product development expenses increased to $807,000 during the year ended December 31, 1999 from $350,000 during the twelve months ended December 31, 1998, and decreased as a percentage of net sales from 7.7% during the twelve months ended December 31, 1998 to 6.8% during the year ended December 31, 1999. We expect engineering and product development expenses to increase significantly, both in actual dollars and as a percentage of net sales, during 2000.

     We believe our future success will depend, in part, upon our ability to expand and enhance the features of our existing products and to develop and introduce new products designed to meet changing customer needs on a cost-effective and timely basis. Failure by us to respond on a timely basis to technological developments, changes in industry standards or customer requirements, or any significant delay in product development or introduction, could have a material adverse effect on our business and results of operations. There can be no assurance that we will respond effectively to technological changes or new product announcements by others or that we will be able to successfully develop and market new products or product enhancements.

TECHNICAL SUPPORT AND CUSTOMER SERVICE

     We are committed to providing quality technical support and customer service. We believe that our technical support and customer service programs have been a key factor in our successful growth over the past eighteen months and distinguish us from many other vendors of similar products. We offer extensive user documentation and a technical support hotline to our customers. Our technical analysts answer technical support calls directly and generally provide same-day or next-day response to questions that cannot be resolved in the initial phone call. We also provide a support forum through our home page on the World Wide Web, with technical information to answer hardware and software compatibility questions and pursuant to which customers can contact our technical support and customer service personnel via electronic mail.

     All products sold by us include a one-year limited warranty that permits customers to return any product for repair or replacement if the product does not perform as warranted. To date, we have not encountered material warranty claims or liabilities. There can be no assurance, however, that warranty claims will not have a material adverse effect on future operating results.

MANUFACTURING

     Our manufacturing operations consist primarily of quality control, functional testing, final assembly, burn-in and shipping. We use third party contract manufacturers for certain component and circuit board assembly and testing and have developed strategic relationships with several qualified and reliable local assembly houses. For example, we use Astronic, an ISO 9002 certified subcontractor, to provide contract manufacturing to us. This approach minimizes fixed labor costs and capital expenditures while providing flexibility in production scheduling and capacity. Accordingly, our management currently intends to maintain this approach to manufacturing and production for the foreseeable future. We perform extensive testing and inspection of all of our products prior to shipment. Due to our expanding business, we have increased the size of our quality control staff and implemented a number of policy and procedural changes. Our serialization and revision control policy has been modified such that all units will be labeled with both a serial number and part number/revision identification. Furthermore, all units are being stamped with both a test verification and inspection stamp to demonstrate and permanently mark the product. We plan to enhance test procedure comprehensiveness to include testing of custom requirements as well as standard and default tests. Certificates of compliance will be issued with each shipment that can be traced back to the final test technician and inspector. Failure analysis reports will be issued as a general practice rather than on a request basis. Finally we plan to continue to add quality control staff to assure continuous improvements in the quality of our products.

     Our products include a large number of components and parts, most of which are available from multiple sources with varying lead times. We currently procure all of our components from outside suppliers. We have generally been able to obtain adequate supplies of all components in a timely manner from existing sources. Although we believe similar products can be purchased from other sources, the process of qualifying replacement suppliers, generating the supporting documentation, performing system-level integration, obtaining standards-compliant approval for our products, and retraining sales and marketing personnel would take a significant amount of time and expense. Our inability to source these components at satisfactory quality and quantity levels and with the appropriate lead time would adversely affect our business and operations.

     Certain components used in our products are and may in the future become available only from single or limited sources, such as the modem chipsets that we purchase from Rockwell International. In certain circumstances, despite the availability of multiple sources, we may select a single source in order to maintain quality control and develop a strategic relationship with the supplier. Although we generally buy components under purchase orders and do not have long-term agreements with our suppliers, we expect our suppliers, most of whom are large companies, to be able to continue to satisfy our requirements. Although we believe that alternative sources are available, if our ability to obtain these components were impaired or interrupted for any reason, there could be a substantial disruption in the supply of our products, which could adversely affect our business, financial condition and results of operations.

     Although we are not currently certified as an ISO 9000 supplier, we have established policies and procedures consistent and compliant with the requirements established by the Industry Standards Organization (ISO). We intend to seek ISO 9000 certification in the future. There are no assurances that we will obtain such certification.

COMPETITION

     The modem, data and wireless communications products industries are intensely competitive and are characterized by rapid technological advances and changes in industry standards, resulting in constant pricing pressures. The changes in industry standards result in frequent introductions of new products with added capabilities and features and continuous improvements in the relative functionality and price of modems and other data communications products. Our failure to keep pace with technological advances would adversely affect our competitive position and results of operations.

     There are several key competitors in each of the market segments and for each of the products we offer. In the AMR market, Itron is the leading supplier of AMR solutions for residential metering. Other competitors in the AMR market include Cellnet Data System, Whisper and Global Data. In the telemetry market, Aeris, Telemetrix and Cellemetry offer products that compete with our AirWave(TM) technology. In the traffic management market, our competition is primarily from those VARs and system integrators who compete with our VARs and system integrators for the same contracts. Many of these companies and other existing and potential competitors have significantly more financial, engineering, product development, manufacturing and marketing resources than us.

     Our products compete on the basis of product features, price, quality, reliability, brand name recognition, product breadth, developed sales channels, product documentation, product warranties and technical support and service. We believe that we are competitive in each of these areas. However, there can be no assurance that competitors will not introduce comparable or superior products incorporating more advanced technology at lower prices, or that other changes in market conditions or technology will not adversely affect our ability to compete successfully in the future.

CUSTOMERS

     We market our products to a broad range of domestic and foreign organizations. End users of our products include electric power utility companies, gas and oil companies, water utility companies, building automation companies, energy management companies and various manufacturing organizations. A representative list of customers currently using our products is set forth below:

     Duquesne Light Company                      Group Shnider/Square D Company
     GE/Harris (formerly Harris Controls)        CAE Electronics
     Itron                                       City of Philadelphia
     Alstom ESCA                                 First Energy
     Econolite                                   TRW
     China Light & Power                         ABB Power T&D
     Cooper Power Systems

     Sales to Duquesne, through its subcontractor Sargent Electric Company, and GE/Harris accounted for approximately 51% and 8%, respectively, of our net sales for fiscal 1999.

INTELLECTUAL PROPERTY

     We currently do not hold any patents. We rely on a combination of contractual rights, copyrights, trademarks and trade secrets to protect our proprietary rights. Historically, we believed that because of the rapid pace of technological change in the modem and data communications industry, the legal intellectual property protection for many of our products was a less significant factor in our success than the knowledge, abilities and experience of our employees, the frequency of our product enhancements, the effectiveness of our marketing activities and the timeliness and quality of our support services. However, we now believe that several of our current products and some of our products in development could benefit from patent protection. As a result, we have filed patent applications for those products with the United States Patent and Trademark Office. Although we currently rely to a great extent on trade secret protection for much of our technology and in the future will also rely on patents to protect a portion of our technology, there can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop comparable or superior technologies or obtain unauthorized access to our proprietary technology.

     We own, license or have otherwise obtained the right to use certain technologies incorporated in our products. In addition, we purchase modem chipsets that incorporate sophisticated modem technology. We may receive infringement claims from third parties relating to our products and technologies, such as the patent infringement action filed against us by Aeris Communications, Inc. See "Legal Proceedings." In that event, we intend to investigate the validity of any such claims and, if we believe the claims have merit, to respond through licensing or other appropriate actions. Certain of these claims may relate to technology included in modem chipsets or other components purchased by us from third party vendors for incorporation into our products. In that event, we would forward those claims to the appropriate vendor. If we or our component manufacturers were unable to license or otherwise provide any such necessary technology on a cost-effective basis, we could be prohibited from marketing products containing that technology, incur substantial costs in redesigning products incorporating that technology, or incur substantial costs defending any legal action taken against us.

GOVERNMENTAL REGULATION

     All of our products are required to meet United States and Canadian government regulations, including regulations of the United States Federal Communication Commission ("FCC") and Industry Canada, which regulates certain communications equipment, such as modems. The FCC also regulates electromagnetic radiation emissions. We currently intend to seek and receive approvals for our existing and new products in other countries as well. The regulatory process in the United States, Canada and other foreign countries can be time-consuming and can require the expenditure of substantial resources. In many foreign countries, obtaining required regulatory approvals may take significantly longer than in the United States. There can be no assurance that the FCC or foreign regulatory agencies will grant the requisite approvals for any of our products on a timely basis, if at all. United States and foreign regulations regarding the manufacture and sale of modems and other data communications devices are subject to future change. We cannot predict what impact, if any, such changes may have upon our business.

BACKLOG

     As of December 31, 1999, we had approximately $2.7 million in backlog orders for our products. The amount of such backlog orders represents revenue anticipated to be recognized in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. The typical duration from receipt of a purchase order or other purchase commitment to shipment of the products ordered to the customer ranges from six to eight weeks depending upon the size of the order. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

WARRANTIES

     We typically provide a one-year material and workmanship warranty, in addition to the pass-through warranties provided by component suppliers and other vendors, which permit customers to return any product for repair or replacement if the product does not perform as warranted. Historically, warranty expenses have not had a material impact on our operations or financial condition. However, there can be no assurance that this will continue to be the case or that disputes over components or other materials or workmanship will not arise in the future.

EMPLOYEES

     As of December 31, 1999, we employed approximately 70 people, of whom approximately 36 were hourly employees and approximately 34 were salaried. We consider our relations with our employees to be good. None of our employees are represented by a labor union.

ITEM 2.       DESCRIPTION OF PROPERTY.

     Our corporate headquarters are located in Lake Forest, California in a leased corporate and manufacturing facility consisting of 26,232 square feet of space. The lease has an initial term of five years and one five-year option to extend. The monthly base rent is $23,871, and the lease includes an annual 3% rent escalation provision. The lease also provides for certain options for us to purchase the building, which options are transferable by us independent of our other rights and obligations under the lease.

     We also maintain facilities in Verdi, Nevada, Sacramento, California and Brandon, Florida. Each of these facilities are subject to month-to-month leases with an aggregate monthly rental for all three facilities of approximately $6,900. Our facilities in Verdi, Sacramento and Brandon consist of 10,500, 4,680 and 1,100 square feet, respectively.

ITEM 3.       LEGAL PROCEEDINGS.

     On August 18, 1999, Drake & Drummond, a Nevada corporation, initiated an action in the Orange County Superior Court, Central (Case No. 813430) against us alleging, among other things, breach of contract, common count and declaratory relief arising out of a consulting agreement entered into between Drake & Drummond and us. The complaint seeks damages as follows: (i) cash in the amount of $535,000, plus interest, and (ii) judicial order directing us to sell to Drake & Drummond 950,000 shares of our common stock for $.01 per share. On October 8, 1999, we filed an answer to the complaint and filed a cross-complaint against Drake & Drummond alleging, among other things, breach of contract, rescission based upon fraud, and declaratory relief arising out of the same consulting agreement. The cross-complaint seeks: (i) damages according to proof at trial, (ii) rescission of the consulting agreement and restitution of all consideration received by Drake & Drummond, and (iii) a judicial declaration of the rights and liabilities of the parties. We intend to vigorously defend this action and pursue our cross-complaint against Drake & Drummond. At this point, we cannot determine what impact, if any, the ultimate resolution of this matter would have on our financial position or results of operations.

     On October 18, 1999, we initiated an action in the Orange County Superior Court, Central (Case No. 815922) by filing a complaint against Bibicoff & Associates, and Harvey A. Bibicoff, its primary shareholder and chief executive officer, alleging, among other things, breach of contract, rescission based upon fraud, breach of fiduciary duty and declaratory relief arising out of a consulting agreement entered into between defendants and us. The complaint seeks damages according to proof at trial, rescission of the consulting agreement and restitution of all consideration received by defendants and a judicial declaration of the rights and liabilities of the parties. On December 6, 1999, defendants filed an answer to the complaint denying all material allegations contained therein. Defendants, together with five of our debenture holders and stockholders affiliated with defendants, concurrently filed a cross-complaint against us and Michael Armani, who is a director and the President and Chief Executive Officer of our company, for damages and rescission based upon alleged misrepresentations, false promises, and non-disclosures by us and Mr. Armani in connection with the cross-complainants' purchase of their interests in our company. The cross-complaint also contains breach of contract claims arising out of the consulting agreement between us and certain of the defendants and purported oral contracts between us and certain of the cross-complainants. We and Mr. Armani filed an answer to the cross-complaint denying all material allegations contained therein. The litigation is in its initial stages, and discovery has only recently commenced. We intend to vigorously defend the cross-complaint that was filed against us. At this point, we cannot determine what impact, if any, the ultimate resolution of this matter would have on our financial position or results of operations.

     On January 28, 2000, Aeris Communications, Inc., a California corporation, initiated an action in the United States District Court for the Northern District of California (Case No. C00-00328) against us alleging, among other things, patent infringement of two United States patents held by Aeris Communications. The alleged patent infringement relates to certain technology we acquired in connection with our acquisition of eflex. The litigation is in its initial stages. We believe that the allegations in the complaint are without merit and we intend to vigorously defend this action. At this point, we cannot determine what impact, if any, the ultimate resolution of this matter would have on our financial position or results of operations.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the quarter ended December 31, 1999, no matters were submitted to a vote of the holders of our securities.


                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     MARKET INFORMATION. Our common stock has been trading on the OTC Electronic Bulletin Board under the symbol "TLNT" since October 16, 1998. After being de-listed from the Nasdaq National Market System in 1991 and until October 16, 1998, our common stock had been quoted only sporadically in the over-the-counter "pink sheets," an ad hoc forum for quotations of securities prices intended to match potential buyers and sellers, which forum is not monitored or supervised by any regulatory authority or agency.

     Set forth below are the high and low bid prices of our common stock during each quarter of the nine months ended December 31, 1998 and during each quarter of the fiscal year ended December 31, 1999, as reported by a member firm of the NASD that effects transactions in stocks quoted on the OTC Electronic Bulletin Board and acts as one of the market makers for our common stock. The quotations listed below reflect interdealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions. The quotations listed below reflect our one-for-five reverse stock split effected January 8, 1999. Between October 1, 1996 and March 31, 1998, the high and low bid prices for our common stock ranged from $.95 to $.05, as adjusted to reflect our one-for-five reverse stock split effected January 8, 1999.

                                            1999                     1998
                                     ------------------       ------------------
                                     LOW           HIGH       LOW           HIGH
                                     ---           ----       ---           ----

     January 1 - March 31           $1.05         $2.69
     April 1 - June 30              $1.31         $2.06       $.15         $ .80
     July 1 - September 30           $.94         $2.13       $.25         $1.55
     October 1 - December 31         $.69         $3.13       $.30         $1.50

     SECURITY HOLDERS. As of April 10, 2000, there were approximately 468 shareholders of record of our common stock. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms which, in turn, hold shares of stock for beneficial owners.

     DIVIDENDS. We have never paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain our earnings, if any, for use in the continued development of our business.

     RECENT SALES OF UNREGISTERED SECURITIES.

     Between November 1999 and January 2000, we issued warrants to purchase an aggregate of 1,250,000 shares of common stock at an exercise price of $1.75 per share, subject to adjustment. All warrants were exercised in full in February 2000.

     In November 1999, we issued 30,000 shares of common stock to a consultant in exchange for certain consulting services.

     In addition, we issued an aggregate of 7,000 shares of common stock to two employees as year-end bonuses for 1998 and 1999.

     The issuances of our securities in the above-referenced transactions were effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), as transaction not involving a public offering. Exemption from the registration provisions of the Securities Act is claimed on the basis that such transaction did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the following discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all forward-looking statements wherever they appear in this Form 10-KSB. See "Forward-Looking Statements; Cautionary Statement." Our actual results may differ materially from the results discussed in the forward-looking statements as a result of certain factors including, but not limited to, those discussed under the heading "Risk Factors" and elsewhere in this Form 10-KSB.

OVERVIEW

     We design and manufacture wireless and landline remote monitoring products and systems that collect data from industrial devices such as meters, remote terminal units, traffic controllers, industrial controls, remote sensors and data loggers. The collected data is sent through wireless cellular and radio frequency networks or telephone lines to a host site, direct or via the Internet. We are an innovator of proprietary wireless data-communications solutions for utility, transportation, oil and gas and other industrial automation applications.

     Our results of operations have been and may continue to be subject to significant fluctuations. The results for a particular period may vary due to a number of factors, many of which are beyond our control, including the timing and nature of revenues from product sales that are recognized during any particular quarter, the impact of price competition upon our average selling prices, the availability and pricing of components for our products, market acceptance of new product introductions by us and our competitors, the timing of expenditures in anticipation of future sales, product returns, the financial health of our customers, the overall state of the modem, data and wireless communications industries, and economic conditions generally. In addition, the volume and timing of orders received during a quarter are difficult to forecast. We expect that our quarterly operating results will continue to fluctuate in the future as a result of these and other factors.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:


                                                      Twelve Months Ended Dec. 31,        Nine Months Ended Dec. 31,
                                                      ----------------------------        --------------------------
                                                        1999               1998                     1998
                                                        ----               ----                     ----

Net sales....................................          100.0%             100.0%                   100.0%
Cost of sales................................           68.3               59.3                     62.9
                                                       -------            -------                  -------

Gross profit.................................           31.7               40.7                     37.1

Operating expenses:
   Selling, general and administrative.......           31.0               30.1                     28.8
   Engineering and product
     development.............................            6.8                7.7                      8.5
                                                       -------            -------                  -------

Operating income (loss)......................           (6.1)               2.9                     (0.2)
Interest expense.............................           (2.4)              (8.0)                    (6.8)
Debt termination costs.......................           (0.8)                 -                        -
Other income.................................              -                0.6                        -
                                                       -------            -------                  -------
Net loss.....................................           (9.3)%             (4.5)%                   (7.0)%
                                                       =======            =======                  =======


COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998 (UNAUDITED)

     NET SALES. Net sales for the twelve months ended December 31, 1999 were $11.9 million as compared to $4.5 million for the twelve months ended December 31, 1998, an increase of $7.4 million or 164%. The increase in net sales was primarily a result of increased purchases of our products by Duquesne, through its subcontractor Sargent Electric Company, and by G. E. Harris Energy Systems, and the inclusion of approximately $1.8 million in sales from our GDI division, which we acquired as of June 1, 1999.

     GROSS PROFIT. Gross profit decreased as a percentage of net sales to 31.7% for the twelve months ended December 31, 1999 as compared to 40.7% for the twelve months ended December 31, 1998. The decrease in gross margin was primarily attributable to higher material costs as a percentage of sales in our new products and unusually large discounts given to two major customers to secure large contracts. The decrease was also due to the costs of moving our company to a new larger facility and the associated increase in rent and other facility-related costs. Gross margin was favorably impacted by higher gross margins generated on sales from our GDI division.

     SELLING GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $2.3 million or 172%, to $3.7 million during the twelve months ended December 31, 1999 from $1.4 million during the twelve months ended December 31, 1998, and increased as a percentage of net sales to 31% for the twelve months ended December 31, 1999 from 30.1% during the previous year. The increase in expenses resulted primarily from a significant increase in professional service expenses, primarily audit, accounting and legal, associated with our switch to a national auditing firm and our efforts to upgrade our accounting systems, the cost of producing reports to comply with securities filing requirements and to support two private placements of securities. Additionally, we incurred significant costs for public and investor relations to support our efforts to re-establish communications with the financial community. The increase was also a result of an increase in salary expense associated with our rapid internal growth and the addition of personnel that were previously employed by GDI and Sierra Digital, both of which we acquired during 1999.

     ENGINEERING AND PRODUCT DEVELOPMENT. Engineering and product development expense increased by $457,000 or 131%, to $807,000 during the twelve months ended December 31, 1999, from $350,000 during the twelve months ended December 31, 1998, but decreased as a percentage of sales from 7.7% during the prior year to 6.8% during the twelve months ended December 31, 1999. The increase in engineering and product development expense was primarily attributable to an increase in salary expense associated with our rapid growth and the addition of personnel that were employed by GDI, which we acquired in June 1999, and to an increase in professional services and consulting to support certain product developments. The decrease as a percentage of net sales in engineering and product development was due primarily to revenue growing faster than expenses.

     INTEREST EXPENSE. Interest expense during the twelve months ended December 31, 1999 decreased by $76,000 to $283,000 or 2.4% of net sales, from $359,000 or
8% of net sales during the twelve months ended December 31, 1998. The decrease in interest expense resulted primarily from a lower interest rate provided by our new senior lender, Celtic Capital Corporation. The decrease in interest expense as a percentage of net sales was primarily a result of rapid revenue growth.

     DEBT TERMINATION COSTS. During the twelve months ended December 31, 1999, debt termination costs were $96,000, or 0.8% of net sales. There were no debt termination costs incurred in the twelve months ended December 31, 1998. These debt termination costs were primarily related to the termination of our factoring arrangement and the settlement of a related debt issuance obligation.

     OTHER INCOME. Other income decreased by $27,000 to $1,000 in the twelve months ended December 31, 1999 from $28,000 in the previous year. Other income during the twelve months ended December 31, 1998 was primarily attributable to the resolution of certain liabilities for amounts less than the carrying value of those obligations.

     INCOME TAXES. Income taxes were nominal in both respective periods as the Company is in a loss carryforward position for federal income tax purposes. At December 31, 1999, the components of the Company's deferred tax assets and liabilities were comprised primarily of the future tax benefit of the Company's net operating loss carryforwards of approximately $1,100,000.

     The utilization of the net operating loss carryforwards could be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of deferred tax assets is not more likely than not. Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of December 31, 1999.

     NET LOSS. Net loss for the twelve months ended December 31, 1999 was $1.1 million or 9.3% of net sales as compared to $204,000 or 4.5% of net sales in the twelve months ended December 31, 1998. The increase in net loss for the twelve months ended December 31, 1999 was primarily attributable to a significant reduction in revenue during the third and fourth quarters of fiscal 1999 coupled with significantly higher operating expenses during those periods. We believe that the reduction in revenues is primarily attributable to the general concern over the possibility of Year 2000 problems, and that our increased operating expenses represent our continued investment in planned future growth.

COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 1999 AND NINE MONTHS ENDED DECEMBER 31, 1998

     NET SALES. Net sales for the twelve months ended December 31, 1999 were $11.9 million as compared to $3.6 million for the nine months ended December 31, 1998, an increase of $8.3 million or 234.7%. The increase in net sales was primarily a result of the additional three-month period in 1999, increased purchases of our products by Duquesne, through its subcontractor Sargent Electric Company, and by G. E. Harris Energy Systems, and the inclusion of approximately $1.8 million in sales from our GDI division, which we acquired as of June 1, 1999.

     GROSS PROFIT. Gross profit decreased as a percentage of net sales to 31.7% for the twelve months ended December 31, 1999 as compared to 37.1% for the nine months ended December 31, 1998. The decrease in gross margin was primarily attributable to higher material costs as a percentage of sales in our new products and unusually large discounts given to two major customers to secure large contracts. The decrease was also due to the costs of moving our company to a new larger facility and the associated increase in rent and other facility-related costs. Gross margin was favorably impacted by higher gross margins generated on sales from our GDI division.

     SELLING GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $2.7 million or 260.6%, to $3.7 million during the twelve months ended December 31, 1999 from $1.0 million during the nine months ended December 31, 1998, and increased as a percentage of net sales to 31% for the twelve months ended December 31, 1999 from 28.8% for the nine months ended December 31, 1998. The increase in expenses resulted primarily from the additional three-month period in 1999, a significant increase in professional service expenses, primarily audit, accounting and legal, associated with our switch to a national auditing firm and our efforts to upgrade our accounting systems, the cost of producing reports to comply with securities filing requirements and to support two private placements of securities. Additionally, we incurred significant costs for public and investor relations to support our efforts to re-establish communications with the financial community. The increase was also a result of an increase in salary expense associated with our rapid internal growth and the addition of personnel that were previously employed by GDI and Sierra Digital, both of which we acquired during 1999.

     ENGINEERING AND PRODUCT DEVELOPMENT. Engineering and product development expense increased by $506,000 or 168.2%, to $807,000 during the twelve months ended December 31, 1999, from $301,000 during the nine months ended December 31, 1998, but decreased as a percentage of net sales during the nine months ended December 31, 1998 to 6.8% from 8.5% during the twelve months ended December 31, 1999. The increase in engineering and product development expense was primarily attributable to the additional three-month period in 1999, an increase in salary expense associated with our rapid growth and the addition of personnel that were employed by GDI, which we acquired in June 1999, and to an increase in professional services and consulting to support certain product developments. The decrease as a percentage of net sales in engineering and product development was due primarily to revenue growing faster than expenses.

     INTEREST EXPENSE. Interest expense during the twelve months ended December 31, 1999 increased by $41,000 to $283,000 or 2.4% of net sales, from $242,000 or
6.8% of net sales during the nine months ended December 31, 1998. The increase in interest expense resulted primarily from the additional three-month period in 1999 which was partially offset by a lower interest rate provided by our new senior lender, Celtic Capital Corporation. The decrease in interest expense as a percentage of net sales was primarily a result of rapid revenue growth.

     DEBT TERMINATION COSTS. During the twelve months ended December 31, 1999, debt termination costs were $96,000, or 0.8% of net sales. There were no debt termination costs incurred in the nine months ended December 31, 1998. These debt termination costs were primarily related to the termination of our factoring arrangement and the settlement of a related debt issuance obligation.

     OTHER INCOME. Other income was negligible in both the twelve months ended December 31, 1999 and the nine months ended December 31, 1998.

     INCOME TAXES. Income taxes were nominal in both respective periods as the Company is in a loss carryforward position for federal income tax purposes. At December 31, 1999, the components of the Company's deferred tax assets and liabilities were comprised primarily of the future tax benefit of the Company's net operating loss carryforwards of approximately $1,100,000.

     The utilization of the net operating loss carryforwards could be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of deferred tax assets is not more likely than not. Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of December 31, 1999.

     NET LOSS. Net loss for the twelve months ended December 31, 1999 was $1.1 million or 9.3% of net sales as compared to $249,000 or 7.0% of net sales in the nine months ended December 31, 1998. The increase in net loss for the twelve months ended December 31, 1999 was primarily attributable to a significant reduction in revenue during the third and fourth quarters of fiscal 1999 coupled with significantly higher operating expenses during those periods. We believe that the reduction in revenues is primarily attributable to the general concern over the possibility of Year 2000 problems, and that our increased operating expenses represent our continued investment in planned future growth.

LIQUIDITY AND CAPITAL RESOURCES

     During the year ended December 31, 1999, we financed our operations and capital expenditures primarily through working capital, proceeds from the offering of our Series A 7.0% Convertible Redeemable Preferred Stock, proceeds from our offering of 10% Subordinated Unsecured Promissory Notes due 2001 and proceeds under our revolving line of credit. As of December 31, 1999, we had $2.7 million in backlog orders for our products.

     As of December 31, 1999, we had a working capital deficiency of $432,000 and an accumulated deficit of $12.8 million. As of that date, we had a net bank overdraft of $319,000 and $1.6 million in accounts receivable. We also had promissory notes outstanding in the aggregate amount of $1.5 million (net of $39,000 of unamortized discount) as of December 31, 1999, of which $614,000 was due to related parties.

     On April 2, 1999, we secured a revolving line of credit with Celtic Capital Corporation, a division of Foothill Capital Corporation. The line of credit bears interest at the greater of prime rate plus 3% (11.5% at December 31, 1999) or 10.75% per annum, is collateralized by substantially all of our assets and expires on October 2, 2000. The borrowing base under the line of credit is 80% of eligible accounts receivable up to a maximum borrowing of $3.0 million. As of December 31, 1999, we had borrowings of $798,000 under the line of credit.

     In April 1999, we sold an aggregate of 628,571 shares of our Series A 7.0% Convertible Redeemable Preferred Stock at $1.75 per share and five-year warrants to purchase an aggregate of 628,571 shares of our common stock with an exercise price of $1.875 per share in a private equity offering to six accredited investors. The cash proceeds of the offering, net of commissions and offering costs, were approximately $817,000. In connection with this offering, we also issued five-year warrants to purchase up to 62,857 shares of common stock at an exercise price of $2.10 per share to our placement agent.

     The cash proceeds from the private equity offering of Series A 7.0% Convertible Redeemable Preferred Stock and the offering of 10% Subordinated Unsecured Promissory Notes due 2001, together with current and anticipated borrowings under our line of credit with Celtic Capital Corporation, have been, and will continue to be, used as working capital to fund research and development costs associated with our products, costs associated with manufacturing and marketing our products and costs associated with our continued growth and expansion.

     Between May 25, 1999 and August 11, 1999, an aggregate of $315,000 of 10% Subordinated Unsecured Promissory Notes due 2000, 125,820 related warrants and $36,000 in cash were exchanged for 128,313 shares of Series A 7.0% Convertible Redeemable Preferred Stock, 125,820 shares of common stock and 94,365 warrants to purchase common stock at an exercise price of $1.875 in an exchange offering.

     In July 1999, we entered into an agreement with Sierra Digital and certain shareholders of Sierra Digital to purchase Sierra Digital's millimeter waive radio technology as well as certain other assets in exchange for $110,000 in cash and an aggregate of 110,594 shares of common stock that are subject to certain registration rights.

     In connection therewith, we acquired substantially all of the claims of unsecured creditors against Sierra Digital at substantial discounts.

     In August 1999, we occupied our new corporate and manufacturing facility, pursuant to a lease with an initial term of five years and one five-year option to extend. In connection therewith, we have, through December 31, 1999, incurred costs for tenant improvements of $411,000, and costs for furniture, fixtures and equipment of $322,000.

     Between November 15, 1999 and December 31, 1999, we issued $312,500 of 10% Subordinated Unsecured Promissory Notes due 2001. We closed the note offering in January 2000 after issuing additional notes totaling $937,500. Included with the sale of the notes were warrants to purchase one share of our common stock for each dollar amount of the notes purchased, with an exercise price of $1.75 per share. All of the warrants were exercised when we called the warrants in February 2000 pursuant to their terms, and we received cash proceeds of $1,591,000.

     While we believe that cash flow from operations and our revolving line of credit with Celtic Capital Corporation will be adequate to fund our continuing operations for the next twelve months, we further believe that additional financing will be required to fund our plans to exploit the technology we obtained in connection with our acquisition of eflex and to fund other plans for future growth. We will require additional sources of liquidity through debt and/or equity financing, which we believe we have identified. However, there can be no assurance that any additional financing will be available to us on acceptable terms, or at all. The inability to obtain such financing could have a material adverse effect on our business, financial condition and results of operations. If additional funds are raised by issuing equity or convertible debt securities, options or warrants, further dilution to our existing shareholders may result.

     If adequate funds are not available, we may also be required to delay, scale back or eliminate our product development efforts or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our technologies or potential products or other assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of our proprietary technology and other important assets and could also adversely affect our ability to continue our product development efforts, which we believe contribute significantly to our competitive advantage. If any of such circumstances were to arise, our business, financial condition and results of operations could be materially and adversely affected.

LOOKING AHEAD

     We believe that during 2000, a significant portion of revenues will be realized from certain opportunities that were uncovered and developed during fiscal 1999 and during the first quarter of 2000. Some of these opportunities are as follows:

     o WIRELESS SOLUTIONS. We believe that a significant portion of our future revenues will be generated through sales of our wireless products, the cellular-based Omega(TM) System and the TrafficWatch(TM) and patent pending AirWave(TM) module. Our acquisition of millimeter wave radio technology from Sierra Digital is also expected to contribute to this trend.

     o TRANSPORTATION INDUSTRY. We anticipate that our significant activities within the transportation industry and close work with several departments of transportation such as CALTRANS, Los Angeles Department of Transportation, Wyoming Department of Transportation, Pennsylvania Department of Transportation and several other departments of transportation that are currently our customers will result in a significant increase in our business during 2000.

     o GROWTH THROUGH ACQUISITIONS. To expand our markets, our business strategy includes growth through acquisitions. During the year ended December 31, 1999, we acquired certain assets of Greenland Corporation as well as all of the assets of GDI and Sierra Digital. In addition, in January 2000, we acquired all of the outstanding capital stock of eflex.

     o DISTRIBUTION. We believe that our on-going aggressive plan in identifying and hiring distributors, VARs and system integrators will result in additional revenues in this sector in 2000 and beyond.

     o INTERNATIONAL BUSINESS. We anticipate a significant increase in international business. Current opportunities in China, Mexico, India, Spain and several other countries that we have been involved with may result in approximately $2.0 million of revenues during the next 18 months.

FORWARD-LOOKING STATEMENTS; CAUTIONARY STATEMENT

     Certain of the statements contained in this report, including those under "Description of Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and especially those contained under "Liquidity and Capital Resources" and "Looking Ahead," are "forward-looking statements" that involve risks and uncertainties. Our actual future results could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption "Risk Factors" and elsewhere in this Form 10-KSB. While we believe that these statements are accurate, our business is dependent upon general economic conditions and various conditions specific to the modem and data communications industry, and future trends and results cannot be predicted with certainty. In particular:

     o Although our business strategy includes growth through acquisitions, identifying and pursuing acquisition opportunities and integrating acquired products and businesses requires a significant amount of management time and skill. There can be no assurance that we will be able to continue to identify suitable acquisition candidates, consummate additional acquisitions on acceptable terms or successfully integrate any acquired business into our operations. There also can be no assurance that any future acquisition will not have an adverse effect upon our operating results, particularly in the fiscal quarters immediately following consummation of the acquisition while the acquired business is being integrated into our operations.

     o In the past, we have experienced problems associated with under-capitalization, including the inability to ship products in a timely manner, which in some cases caused customers to cancel a portion or all of their orders. Although we believe that we have identified sources of liquidity that will be adequate to fund our operations for the next twelve months, there can be no assurance that sufficient funds will be available or that we will not in the future experience problems associated with under-capitalization.

     o We have experienced significant growth during the last 18 months. As a result of this rapid growth, we have had to raise equity capital to fund our liquidity needs, the timing of which has, on occasion, resulted in our being required to purchase product components at less than optimal price points. As a result, our gross margins on many of our product lines may fluctuate on a quarterly basis.

     o We have limited experience in marketing and selling our products in international markets. International customs, standards, approvals and political and economical uncertainties may adversely affect our ability to ship our products internationally in a timely and profitable manner.

     o The trading price of our common stock, like other technology stocks, is subject to significant volatility due to factors impacting the overall market that are unrelated to our performance. Our historical results of operations and financial position are not necessarily indicative of future financial performance. If revenues or earnings fail to meet securities analysts' expectations, there could be an immediate and significant adverse impact on the trading price of our common stock.

     We have not experienced a material adverse impact of such risks and uncertainties and do not anticipate such an impact. However, no assurance can be given that such risks and uncertainties will not affect our future results of operations or financial position.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems may recognize a date using "00" as the year 1900 rather than the year 2000. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with such Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

     We have operated and evaluated our internal IT and non-IT systems since January 1, 2000, and have not identified any errors or experienced any system malfunctions. We have not been informed of any Year 2000 problems experienced by any of our vendors or other third parties on whom our operations rely. We will continue to monitor our systems to assess whether we are at risk for any Year 2000 compliance issues. The costs associated with correcting our non-compliant IT systems and non-IT systems have not been material.

     However, it is our opinion that it is too soon to conclude that there will not be any problems arising from the Year 2000 problem. particularly with respect to third parties. We are continuing to monitor our operations, our significant vendors and other third parties for Year 2000 problems. We do not believe at this time that potential Year 2000 issues will materially affect our business, although no assurance can be given that this will be the case.

EFFECT OF INFLATION

     We believe that inflation has not had a material effect on our net sales or profitability in recent years.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." In SAB 101, the SEC staff expresses its view regarding the appropriate recognition of revenue with regard to a variety of circumstances, some of which are of particular relevance to us. The adoption of SAB 101 is not expected to have a material impact on us.

RISK FACTORS

     In addition to the other information contained in this Form 10-KSB (including, without limitation, under the captions "Competition" and "Intellectual Property"), the following factors should be considered carefully in evaluating our business and prospects.

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT WHICH MAY CONTINUE IN THE FUTURE AND WHICH MAY ADVERSELY IMPACT OUR BUSINESS AND OUR SHAREHOLDERS.

     We have incurred net losses in each fiscal year since our inception, with the exception of the fiscal year ended March 31, 1998, in which we realized nominal net income of $94,000. For the nine month transition period ended December 31, 1998, we reported a net loss of $249,000. Our accumulated deficit through December 31, 1999 was $12.8 million, and as of that date we had a total shareholders' equity of $663,000. We realized a net loss of $1.1 million for the twelve months ended December 31, 1999, as compared to incurring a net loss of $204,000 for the twelve months ended December 31, 1998. We expect our losses to continue for a significant portion of 2000. We also expect that our losses may continue further into the future, and therefore we cannot assure you that we will ever maintain profitable operations in the future.

WE MAY NEED AND BE UNABLE TO OBTAIN ADDITIONAL FUNDING ON SATISFACTORY TERMS, WHICH COULD DILUTE OUR SHAREHOLDERS OR IMPOSE BURDENSOME FINANCIAL RESTRICTIONS ON OUR BUSINESS.

     Historically, we have relied upon cash from financing activities to fund most of the cash requirements of our operating and investing activities. Although we have been able to generate some cash from our operating activities in the past, there is no assurance we will be able to continue to do so in the future. While we believe that cash flow from operations and our revolving line of credit with Celtic Capital Corporation will be adequate to fund our continuing operations for the next twelve months, we further believe that additional sources of liquidity through debt and/or equity financing will be required to fund our plans to exploit the technology we obtained in connection with our acquisition of eflex and to fund other plans for future growth. Any future financing may not be available on a timely basis, in sufficient amounts or on terms acceptable to us. Any future financing may also dilute existing shareholders. Any debt financing or other financing of securities senior to common stock will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition and results of operations.

OUR OPERATING RESULTS IN ONE OR MORE FUTURE PERIODS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY AND MAY NEGATIVELY IMPACT OUR STOCK PRICE.

     Our quarterly results have varied significantly in the past and will likely continue to do so in the future due to a variety of factors, many of which are beyond our control, including the timing and nature of revenues from product sales that are recognized during any particular quarter, the impact of price competition on our average selling prices, the availability and pricing of components for our products, market acceptance of new product introductions by us and our competitors, the timing of expenditures in anticipation of future sales, product returns, the financial health of our customers, the overall state of the modem and wireless communication and device products industry and economic conditions generally. The volume and timing of orders received during a quarter are difficult to forecast. As a result, it is likely that in some future periods our operating results will be below the expectations of securities analysts and investors. If this happens, the trading price of our common stock would likely be materially and adversely affected.

OUR OPERATING RESULTS ARE SIGNIFICANTLY DEPENDENT UPON THE ACCEPTANCE BY THE UTILITY INDUSTRY OF OUR SYSTEM.

     We offer AMR and other remote monitoring products and services and data generated from such services to utilities, transportation industry and other such entities. Our success will be almost entirely dependent upon whether these parties accept our solution for their AMR or other data acquisition requirements and whether they allow us to install wireless data networks for servicing a substantial number of endpoint monitoring devices including utility meters. The automation of utility meter reading and data distribution is a relatively new and rapidly changing market. We believe that, as the utility industry becomes more competitive through various deregulation and privatization initiatives, there will be an increased need for more accurate, timely and efficient collection of consumption and other operating data. This will ultimately accelerate the adoption of AMR, data collection and data distribution systems and techniques. However, this is entirely dependent upon decisions made by utilities, other utility industry participants and utility customers over whom we have no control. We cannot accurately predict the size of this market or our potential growth. Our system is one possible solution for AMR and data distribution. It has not been adopted as an industry standard and it may not be adopted on a broad scale. Competing systems have been and likely will continue to be selected by utilities and other potential clients. In the event utilities, other utility industry participants and utility customers do not adopt our technology or do so less rapidly than expected by us, our future financial results, including our ability to service our indebtedness and achieve positive cash flow or profitability, will be materially and adversely affected. Participants in the utility industry have historically been cautious and deliberate in making decisions concerning the adoption of new technology. This process, which can take up to several years to complete, may include the formation of evaluation committees, a review of different technical options, technology trials, equipment testing and certification, performance and cost justifications, regulatory review, one or more requests for vendor quotes and proposals, budgetary approvals and other steps. Although deregulation and privatization initiatives may ultimately accelerate the adoption of our technology, the timing and extent of such adoption cannot be predicted. Only a limited number of utilities have made a commitment to purchase our products and services to date. If we do not enter into additional product and/or service contracts or enter into contracts on terms favorable to us, our business, operating results, financial condition, cash flows and our ability to service our indebtedness will be materially and adversely affected.

OUR LACK OF DIVERSIFICATION MAY AFFECT OUR BUSINESS IF DEMAND IS REDUCED.

     A substantial portion of our business is centered on the sale of modems and similar data communication devices, which typically accounts for over 90% of our total revenues. Although our customers typically standardize the unique or special components that are manufactured for them by or through us to be incorporated in the customers' end product, in most cases we do not have long-term contracts with our customers. Accordingly, we are highly dependent on the successful sales of these types of products. A significant reduction in sales of these products resulting from changes in the industry, including the entry of new competitors into the market, from the introduction of new or improved technology or an unanticipated shift in the needs of our customers, or for other reasons, would have a material adverse effect on our business, prospects, financial condition and results of operations.

WE RELY ON A RELATIVELY LIMITED NUMBER OF CUSTOMERS, AND THE LOSS OF ANY SIGNIFICANT CUSTOMER COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL CONDITION.

     We derive a significant portion of our revenues from a relatively limited number of customers. We anticipate that our five or six largest customers will continue to account for the majority of our revenues for the foreseeable future. The loss of any one or more of these major customers would likely have a material adverse effect on our business, prospects, financial condition and results of operations.

OUR BUSINESS COULD SUFFER IF WE ARE UNABLE TO OBTAIN COMPONENTS OF OUR PRODUCTS FROM OUTSIDE SUPPLIERS.

     The major components of our products include circuit boards, microprocessors, chipsets and memory components. Most of these components are available from multiple sources. However, certain components used in our products are currently obtained from single or limited sources. Certain modem chipsets used in our data communications products have been in short supply and are frequently on allocation by semiconductor manufacturers. Similar to others in the modem industry, we have, from time to time, experienced difficulty in obtaining certain components. We do not have guaranteed supply arrangements with any of our suppliers, and there can be no assurance that these suppliers will continue to meet our requirements. Shortages of components could not only limit our production capacity but also could result in higher costs due to the higher costs of components in short supply or the need to utilize higher cost substitute components. An extended interruption in the supply of any of these components or a reduction in their quality or reliability would have a material adverse effect on our financial condition and results of operations. While we believe that with respect to our single source components we could obtain similar components from other sources, we could be required to alter product designs to use alternative components. There can be no assurance that severe shortages of components will not occur in the future that could increase the cost or delay the shipment of our products and have a material adverse effect on our financial condition and results of operations. Significant increases in the prices of these components could also have a material adverse effect on our results of operations because we may not be able to adjust product pricing to reflect the increases in component costs.

WE RELY HEAVILY ON OUR KEY EMPLOYEES, AND THE LOSS OF THEIR SERVICES COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

     Our success is highly dependent upon the continued services of key members of our management, including our Chairman of the Board, President and Chief Executive Officer, Michael A. Armani, and our Chief Financial Officer, David Stone. The loss of either Mr. Armani or Mr. Stone or one or more other key members of management could have a material adverse effect on us. We have not entered into any employment agreement with Mr. Armani or any other executive officer of our company other than a written employment offer with Mr. Stone. We do not maintain key-man life insurance policies on any member of management.

THE MARKETS IN WHICH WE COMPETE ARE HIGHLY COMPETITIVE, AND OUR GROWTH PROSPECTS COULD BE MATERIALLY AND ADVERSELY AFFECTED IF WE ARE UNSUCCESSFUL IN OUR EFFORTS TO COMPETE.

     Electronics, communications and utility product companies are beginning to develop various wireless network meter reading systems as a result of the deregulation of the electric utility industry and the potential market for other applications once a common infrastructure is in place. A number of these systems currently compete, and others may in the future compete, with our system. Deregulation will likely cause competition to increase. We believe that at this time our most significant direct competitor in the marketplace is Itron, an established manufacturer and seller of hand-held and drive-by AMR equipment for utilities. Itron is currently providing to customers its Genesis(TM) system, a wireless radio network marketed as similar to ours for meter reading purposes. There are other potential alternative solutions to our network meter reading services, including traditional wireless solutions. Many of our present and potential future competitors may have substantially greater financial, marketing, technical and manufacturing resources, name recognition and experience than us. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products and services than us. While we believe our technology, including AirWave(TM), is widely regarded as competitive at the present time, our competitors may successfully develop products, technologies or software that are better or more cost effective. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that increase their ability to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. In addition, if we achieve significant success it could draw additional competitors into the market. Providers of wireless services may in the future choose to enter our markets. Such existing and future competition could materially and adversely affect the pricing for our products and services and our ability to sign new services contracts and maintain existing agreements. Competition for services relating to non-utility applications may be more intense than competition for network meter reading services, and additional competitors may emerge as we continue to develop non-utility applications. We may be unable to compete successfully against current and future competitors, and any failure to do so would have a material adverse effect on our business, operating results, financial condition and cash flows.

OUR INABILITY TO SUCCESSFULLY DEVELOP AND EXPAND OUR SYSTEM COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

     Our initial target market is the monitoring, control and automation of utilities' electric, gas and water meters and distribution networks. Unforeseen problems may occur with respect to our technology, products or services, and we may not successfully complete the development and commercial implementation of our technology on a wide scale. We must continue to expand and upgrade our ability to implement successfully our wireless networks. We may not be able to develop successfully a full range of endpoint devices. Our future success will also depend, in part, on our ability to enhance our existing hardware, software and wireless communications technology. Significant technological advances occur rapidly and frequently in the telecommunications industry. The advent of computer-linked electronic networks, fiber optic transmission, advanced data digitization technology, cellular and satellite communications capabilities, specialized mobile radio services and other commercial mobile radio services have radically expanded communications capabilities and market opportunities. Future advances may render our technology obsolete or less cost effective than competitive systems or erode our market position. Competitors may be capable of offering significant cost savings or other benefits to our customers. Consequently, we may be unable to offer competitive services or obtain appropriate new technologies on a timely basis or on satisfactory terms. Our future performance will also depend significantly on our ability to respond to future regulatory changes. We must make continued substantial investments to develop our technology. We have encountered product development delays in the past affecting both software and hardware components of our system and we expect to incur such delays in the future.

BECAUSE WE BELIEVE THAT PROPRIETARY RIGHTS ARE MATERIAL TO OUR SUCCESS, MISAPPROPRIATION OF THESE RIGHTS OR CLAIMS OF INFRINGEMENT OR LEGAL ACTIONS RELATED TO INTELLECTUAL PROPERTY COULD ADVERSELY IMPACT OUR FINANCIAL CONDITION.

     We do not hold any patents. We currently rely on a combination of contractual rights, copyrights, trademarks and trade secrets to protect our proprietary rights. Historically, our management believed that because of the rapid pace of technological change in the modem and wireless communication and device products industry, the legal intellectual property protection for our products was a less significant factor in our success than the knowledge, abilities and experience of our employees, the frequency of our product enhancements, the effectiveness of our marketing activities and the timeliness and quality of our support services. However, we now believe that several of our current products and some products in development could benefit from patent protection. Accordingly, we have retained the services of a patent and trademark law firm to file patent applications for those products with the United States Patent and Trademark Office and have several patents pending. Although we rely to a great extent on trade secret protection for much of our technology, there can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors or customers will not independently develop comparable or superior technologies or obtain unauthorized access to our proprietary technology.

     We own, license or have otherwise obtained the right to use certain technologies incorporated in our products, including certain technology we acquired through our recent acquisition of eflex. In addition, we purchase modem chipsets that incorporate sophisticated modem technology. We may receive infringement claims from third parties relating to our products and technologies, such as the patent infringement action filed against us by Aeris Communications, Inc. In such event, we intend to investigate the validity of any such claims and, if we believe the claims have merit, we intend to respond through licensing or other appropriate actions. Certain of these claims may relate to technology included in modem chipsets or other components purchased by us from third party vendors for incorporation into our products. In such event, we would forward these claims to the appropriate vendor. If we or our component manufacturers were unable to license or otherwise provide any such necessary technology on a cost-effective basis, we could be prohibited from marketing products containing that technology, incur substantial costs in redesigning products incorporating that technology, or incur substantial costs defending any legal action taken against us, all of which could have a material adverse effect on our business, prospects, financial condition and results of operations. See "Legal Proceedings."

THERE ARE RISKS THAT OUR PRODUCTS MAY BE RETURNED BY OUR CUSTOMERS.

     We are exposed to the risk of product returns from our customers as a result of returns due to defective products or product components. Returned used products are tested, repaired and used as warranty replacements. Products returned to us due to faulty work by our subcontractors are returned to the subcontractors for credit against future purchase orders. Historically, product returns have not had a material impact on our operations or financial condition. While we believe that product returns should not be material in future periods, it is expected that a relatively modest number of returns will continue. However, there can be no assurance that significant levels of product returns will not occur in the future, which may have a material adverse effect on our operations.

OUR FAILURE TO MANAGE GROWTH EFFECTIVELY COULD IMPAIR OUR BUSINESS.

     Our strategy envisions a period of rapid growth that may put a strain on our administrative and operational resources. While we believe that we have established a significant infrastructure to support growth, our ability to effectively manage growth will require us to continue to expand the capabilities of our operational and management systems and to attract, train, manage and retain qualified engineers, technicians, salesperson and other personnel. There can be no assurance that we will be able to do so. If we are unable to successfully manage our growth, our business, prospects, financial condition and results of operations could be adversely affected.

OUR STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY WHICH COULD RESULT IN LITIGATION AGAINST US.

     The trading prices of our common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in our operating results, material announcements of technological innovations, price reductions, significant customer orders or establishment of strategic partnerships by us or our competitors or providers of alternative products, general conditions in the modem and data communications industry, or other events or factors, many of which are beyond our control. In addition, the stock market as a whole and individual stocks have experienced extreme price and volume fluctuations, which have often been unrelated to the performance of the related corporations. Our operating results in future quarters may be below the expectations of market makers, securities analysts and investors. In any such event, the price of our common stock will likely decline, perhaps substantially. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has occurred against the issuing company. There can be no assurance that such litigation will not occur in the future with respect to our company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on our business, prospects, financial condition and results of operations. Any adverse determination in such litigation could also subject us to substantial liabilities.

ITEM 7.       FINANCIAL STATEMENTS.

     Our financial statements are filed with this Form 10-KSB beginning on page F-1 following the signature pages.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     On January 20, 1999, George F. Rombach, C.P.A. resigned as our principal accountant. During our fiscal year ended March 31, 1998 and the subsequent interim period preceding the resignation of George F. Rombach, there were no disagreements with Mr. Rombach on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Mr. Rombach, would have caused Mr. Rombach to make reference to the subject matter of the disagreement in connection with his report. Mr. Rombach's report on our financial statements for the fiscal year ended March 31, 1998 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

     Our decision to accept the resignation of George F. Rombach was approved by our Board of Directors. Our Board of Directors also approved the engagement of BDO Seidman, LLP as independent certified public accountants for our company and to advise us on accounting matters, effective as of January 20, 1999. Prior to the appointment of BDO Seidman, LLP, we had not consulted with BDO Seidman, LLP regarding the application of accounting principles.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information appearing under the caption "Election of Directors," including the subcaption "Compliance with Beneficial Ownership Reporting Rules," contained in our Proxy Statement for the 2000 Annual Meeting of Shareholders (the "definitive Proxy Statement") to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 1999 is incorporated by reference into this item.

ITEM 10.      EXECUTIVE COMPENSATION.

     The information appearing under the caption "Election of Directors," including the subcaption "Executive Compensation," contained in our definitive Proxy Statement is incorporated by reference into this item.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information appearing under the caption "Election of Directors," including the subcaption "Principal Shareholders," contained in our definitive Proxy Statement is incorporated by reference into this item.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information appearing under the caption "Certain Relationships and Related Transactions" contained in our definitive Proxy Statement is incorporated by reference into this item.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.

     (a)      EXHIBITS:

     3.1      Restated and Amended Articles of Incorporation of the Registrant
              (2)

     3.2 Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series A 7.0% Convertible Redeemable Preferred Stock of the Registrant (2)

     3.3 Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series B Convertible Preferred Stock of the Registrant (2)

     3.4 Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series C 7.0% Convertible Preferred Stock of the Registrant (3)

     3.5      Restated and Amended By-Laws of the Registrant (2)

     10.1 Letter of Intent dated May 28, 1998 by and between Duquesne Light Company and the Registrant (1)

     10.2 Subcontract dated June 10, 1998 between Sargent Electric Company and the Registrant (1)

     10.3 Marketing and Technology Agreement dated July 13, 1998 by and between the Registrant and Duquesne Light Company (1)

     10.4 Loan and Security Agreement dated as of April 2, 1999 between Celtic Capital Corporation and the Registrant (2)

     10.5 Asset Purchase Agreement dated April 5, 1999 between Greenland Corporation and the Registrant (2)

     10.6 Commercial Lease dated April 12, 1999 between Mark IV Capital Properties, Inc. and the Registrant (2)

     10.7 Telenetics Corporation Stock Purchase Warrant between the Registrant and SMC Communications Group, Inc. (1)

     10.8 Amendment to Compromise Agreement and Mutual Release dated December 30, 1997 by and between the Registrant, SMC Communications Group, Inc. and Shala Shashani doing business as SMC Group (1)

     10.9 Security Agreement dated December 31, 1997 by and between the Registrant and SMC Communications Group, Inc. (1)

     10.10 Amendment to Security Agreement dated March 30, 1998 by and between the Registrant and SMC Group (1)

     10.11 Technology Transfer Agreement dated October 29, 1997 by and between the Registrant and SMC Communications Group, Inc. (1)

     10.12 Promissory Note dated as of January 7, 2000 from the Registrant in favor of Saunders & Parker, Inc. for $136,444.90 (4)

     10.13 Non-Qualified Stock Option dated January 7, 2000 issued by the Registrant to Edward L. Didion (4)

     10.14 Non-Qualified Stock Option dated January 7, 2000 issued by the Registrant to John D. McLean (4)

     10.15 Non-Qualified Stock Option dated January 7, 2000 issued by the Registrant to Saunders & Parker, Inc. (4)

     10.16 Non-Qualified Stock Option dated January 7, 2000 issued by the Registrant to T. Keith Odom (4)

     10.17 Registration Rights Agreement dated January 7, 2000 between the Registrant and Edward L. Didion (4)

     10.18 Registration Rights Agreement dated January 7, 2000 between the Registrant and John D. McLean (4)

     10.19 Registration Rights Agreement dated January 7, 2000 between the Registrant and Saunders & Parker, Inc. (4)

     10.20 Registration Rights Agreement dated January 7, 2000 between the Registrant and T. Keith Odom (4)

     10.21 Registration Rights Agreement between the Registrant and Terry S. Parker (4)

     10.22 Registration Rights Agreement dated January 7, 2000 between the Registrant and William C. Saunders (4)

     10.23 Consulting Agreement dated January 7, 2000 between the Registrant and Edward L. Didion (4)

     10.24 Employment Agreement dated January 7, 2000 between the Registrant and John D. McLean (4)

     10.25 Employment Agreement dated January 7, 2000 between the Registrant and T. Keith Odom (4)

     10.26 Consulting Agreement dated January 7, 2000 between the Registrant and Saunders & Parker, Inc. (4)

     10.27 Promissory Note dated as of January 7, 2000 from the Registrant in favor of John D. McLean for $107,500 (4)

     10.28 Asset Purchase Agreement effective as of June 1, 1999 by and among the Registrant, Sunnyvale General Devices and Instruments, Inc. and Frank R. Ribelin (5)

     10.29 Stock Purchase Agreement dated as of January 7, 2000 between the Registrant, Edward L. Didion, John D. McLean, William C. Saunders and Terry S. Parker (4)

     10.30 Shareholder Agreement dated as of January 7, 2000 by and among the Registrant, Michael A. Armani, Dr. George Levy, Shala Shashani, Thomas Povinelli, Ed Finamore, Terry S. Parker, William C. Saunders, John D. McLean and Edward L. Didion (4)

     10.31 Secured Promissary Note dated December 30, 1997 from the Registrant in favor of Shala Shashani for $250,000, as amended by Amended Secured Promissary Note dated as of April 13, 2000*

     16.1     Letter on Change in Certifying Accountant from George F. Rombach
              (3)

     21.1     Subsidiaries of the Registrant

     23.1     Consent of Independent Certified Public Accountants

     27.1     Financial Data Schedule

------------
     *   To be filed by amendment.

     (1) Filed as an exhibit to the Registrant's Form 10-KSB for the fiscal year ended March 31, 1998 and incorporated herein by reference.

     (2) Filed as an exhibit to the Registrant's Form 10-KSB for the nine months ended December 31, 1998 and incorporated herein by reference.

     (3) Filed as an exhibit to the Registrant's Form 8-K for January 20, 1999 and incorporated herein by reference.

     (4) Filed as an exhibit to the Registrant's Form 8-K for January 7, 2000 and incorporated herein by reference.

     (5) Filed as an exhibit to the Registrant's Form 8-K for June 30, 1999 and incorporated herein by reference.

(b)  REPORTS ON FORM 8-K.

     During the quarter ended December 31, 1999, the Registrant did not file any reports on Form 8-K.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of April, 2000.

                                           TELENETICS CORPORATION


Dated: April 14, 2000              By: /s/ Michael A. Armani
                                      ------------------------------------------
                                      Michael A. Armani
                                      Chairman of the Board, President and Chief
                                      Executive Officer


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          NAME                         TITLE                          DATE

/s/ Michael A. Armani     Chairman of the Board, President,       April 14, 2000
------------------------- Chief Executive Officer and Director
Michael A. Armani         (principal executive officer)


/s/ David Stone           Chief Financial Officer and             April 14, 2000
------------------------- Secretary (principal accounting
David Stone               officer)


/s/ Thomas Povinelli      Director                                April 14, 2000
-------------------------
Thomas Povinelli


/s/ Edmund P. Finamore    Director                                April 14, 2000
-------------------------
Edmund P. Finamore


/s/ George Levy, M.D.     Director                                April 14, 2000
-------------------------
George Levy, M.D.


/s/ Shala Shashani        Director                                April 14, 2000
-------------------------
Shala Shashani

                             TELENETICS CORPORATION
                          INDEX TO FINANCIAL STATEMENTS


                                                                           PAGE
                                                                           ----

Report of Independent Certified Public Accountants                         F-2

Balance Sheet as of December 31, 1999                                      F-3

Statements of Operations for the year ended December 31, 1999
   and the nine months ended December 31, 1998                             F-5

Statements of Shareholders' Equity (Deficit) for the year ended
   December 31, 1999 and the nine months ended December 31, 1998           F-6

Statements of Cash Flows for the year ended December 31, 1999
   and the nine months ended December 31, 1998                             F-8

Notes to Financial Statements                                              F-10

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Telenetics Corporation

We have audited the accompanying balance sheet of Telenetics Corporation as of December 31, 1999, and the related statements of operations, shareholders' equity (deficit) and cash flows for the year ended December 31, 1999 and the nine months ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telenetics Corporation at December 31, 1999, and the results of its operations and its cash flows for the year ended December 31, 1999 and the nine months ended December 31, 1998 in conformity with generally accepted accounting principles.


                                                      /S/ BDO SEIDMAN, LLP

                                                      BDO SEIDMAN, LLP



Orange County, California
March 9, 2000, except as to the
     last paragraph of Note 15,
     which is as of April 13, 2000

                             TELENETICS CORPORATION
                                  BALANCE SHEET
                                DECEMBER 31, 1999


                             ASSETS (NOTES 6 AND 7)


Current assets:
   Cash                                                             $       645
   Accounts receivable, net of allowance for doubtful
     accounts of $40,395                                              1,575,631
   Receivable from related parties                                      158,622
   Inventories (Note 3)                                               1,906,239
   Prepaid expenses and other current assets                            111,439
                                                                    ------------

Total current assets                                                  3,752,576

   Property, plant and equipment, net (Notes 4 and 13)                  761,663
   Goodwill, net of accumulated amortization of $51,052 (Note 2)        386,786
   Investments in technology and other intangible assets,
     net of accumulated amortization of $37,447 (Note 2)                541,739
   Other assets                                                          85,402
                                                                    ------------
                                                                    $ 5,528,166
                                                                    ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                             TELENETICS CORPORATION
                                  BALANCE SHEET
                                DECEMBER 31, 1999
                                   (CONTINUED)


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Revolving line of credit (Note 6)                                $    797,802
  Bank overdraft                                                        318,587
  Subordinated unsecured promissory notes (Note 8)                      708,510
  Current portion of related party debt (Note 7)                        126,262
  Current portion of obligation under capital leases (Note 13)           29,072
  Accounts payable                                                    1,447,396
  Accrued expenses                                                      667,362
  Advance payments from customers                                        89,859
                                                                   -------------
Total current liabilities                                             4,184,850

Subordinated unsecured promissory notes (Note 8)                        309,626
Related party debt, less current portion (Note 7)                       312,500
Obligation under capital leases, less current portion (Note 13)          58,262
                                                                   -------------
Total liabilities                                                     4,865,238
                                                                   -------------

Commitments and contingencies (Note 13)
Subsequent events (Notes 7, 8, 10, 13 and 15)

Shareholders' equity (Notes 2, 10 and 15):
  Preferred stock, no par value. Authorized 5,000,000 shares;
    Series A 7% Convertible Redeemable Preferred Stock;
      issued and outstanding 756,884 shares (aggregate
      liquidation of preference of $1,325,000)                          775,976
    Series B Convertible Preferred Stock; issued and
      outstanding 128,571 shares (aggregate liquidation
      preference of $900,000)                                           249,106
    Series C 7% Convertible Preferred Stock; issued and
      outstanding 400,000 shares (aggregate liquidation
      preference of $600,000)                                           550,000
  Common stock, no par value. Authorized 25,000,000 shares;
    issued and outstanding 10,283,773 shares                         11,915,579
  Unearned compensation                                                 (21,080)
  Accumulated deficit                                               (12,806,653)
                                                                   -------------
Total shareholders' equity                                              662,928
                                                                   -------------
                                                                   $  5,528,166
                                                                   =============

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                             TELENETICS CORPORATION
                            STATEMENTS OF OPERATIONS


                                                                    Nine Months
                                                     Year Ended        Ended
                                                    December 31,    December 31,
                                                        1999            1998
                                                   -------------   -------------

Net sales (Note 14)                                $ 11,912,168    $  3,559,539
Cost of sales                                         8,138,558       2,239,688
                                                   -------------   -------------

Gross profit                                          3,773,610       1,319,851

Operating expenses:
  Selling, general and administrative                 3,698,467       1,025,753
  Engineering and product development                   807,199         300,952
                                                   -------------   -------------

Loss from operations                                   (732,056)         (6,854)

Interest expense                                       (283,063)       (242,299)
Debt termination costs (Note 5)                         (96,154)             --
Other income                                                925             647
                                                   -------------   -------------

Loss before income taxes                             (1,110,348)       (248,506)

Income taxes (Note 11)                                      829             800
                                                   -------------   -------------
Net loss                                           $ (1,111,177)   $   (249,306)
                                                   =============   =============
Basic and diluted loss per share (Note 12)         $       (.12)   $       (.03)
                                                   =============   =============

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                      TELENETICS CORPORATION
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                       PREFERRED STOCK             COMMON STOCK
                                    ----------------------  ---------------------------    UNEARNED      ACCUMULATED
                                      SHARES      AMOUNT        SHARES       AMOUNT      COMPENSATION      DEFICIT         TOTAL
                                    ----------  ----------  ------------- -------------  -------------  -------------  -------------
Balance at March 31, 1998                  --   $      --      8,256,165  $ 10,578,402   $         --   $(11,361,332)  $   (782,930)

Stock issued upon exercise of
   options (Note 10)                       --          --        700,000        55,000             --             --         55,000
Stock issued upon exercise of
   warrants (Notes 7 and 8)                --          --        370,000       220,000             --             --        220,000
Stock issued upon debt
   conversion (Note 9)                     --          --         80,000       100,000             --             --        100,000
Stock and stock options issued
   for services                            --          --        100,000        38,000             --             --         38,000
Stock issued for employee
   bonuses                                 --          --         21,000         6,615             --             --          6,615
Warrants issued with
   subordinated promissory
   notes (Note 8)                          --          --             --       104,365             --             --        104,365
Net loss                                   --          --             --            --             --       (249,306)      (249,306)
                                    ----------  ----------  ------------- -------------  -------------  -------------  -------------
Balance at December 31, 1998               --   $      --      9,527,165  $ 11,102,382   $         --   $(11,610,638)  $   (508,256)
                                    ----------  ----------  ------------- -------------  -------------  -------------  -------------

                                          SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                      TELENETICS CORPORATION
                                    STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)(CONTINUED)

                                      PREFERRED STOCK              COMMON STOCK
                                --------------------------  ---------------------------
                                                                                           UNEARNED      ACCUMULATED
                                   SHARES        AMOUNT        SHARES         AMOUNT     COMPENSATION      DEFICIT         TOTAL
                                ------------  ------------  ------------  -------------  -------------  -------------  -------------
Balance at December 31, 1998             --   $        --     9,527,165   $ 11,102,382   $         --   $(11,610,638)  $   (508,256)

Series A Preferred Stock,
  common stock and warrants
  issued in connection with
  exchange offer (Note 8)           128,313       224,550       125,820        100,656             --             --        325,206
Series A Preferred Stock
  issued in private equity
  offering (Note 10)                628,571       551,426            --        265,805             --             --        817,231
Series B Preferred Stock
  issued in connection with
  acquisition (Note 2)              128,571       249,106            --             --             --             --        249,106
Series C Preferred Stock
  issued in connection with
  acquisition (Note 2)              400,000       550,000            --             --             --             --        550,000
Stock issued in connection
  with acquisition (Note 2)              --            --       110,594        190,000             --             --        190,000
Stock issued upon exercise
  of options (Note 10)                   --            --       160,000         25,600             --             --         25,600
Stock issued upon exercise
  of warrant (Note 10)                   --            --       180,000             --             --             --             --
Stock issued to complete
  transactions accounted for
  in prior years                         --            --       143,194             --             --             --             --
Stock issued for services                --            --        30,000         20,700             --             --         20,700
Stock issued for employee
  bonuses                                --            --         7,000          4,970             --             --          4,970
Compensation for non-
  employee stock options
  (Note 10)                              --            --            --        168,288             --             --        168,288
Employee stock options
  issued as compensation
  (Note 10)                              --            --            --         33,840        (33,840)            --             --
Amortization of unearned
  compensation                           --            --            --             --         12,760             --         12,760
Warrants issued with
  subordinated promissory
  notes (Note 8)                         --            --            --          3,338             --             --          3,338
Dividends on preferred stock             --            --            --             --             --        (84,838)       (84,838)
Net loss                                 --            --            --             --             --     (1,111,177)    (1,111,177)
                                ------------  ------------  ------------  -------------  -------------  -------------  -------------

Balance at December 31, 1999      1,285,455   $ 1,575,082    10,283,773   $ 11,915,579   $    (21,080)  $(12,806,653)  $    662,928
                                ============  ============  ============  =============  =============  =============  =============

                                          SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                             TELENETICS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                                                                                    YEAR                NINE MONTHS
                                                                                                    ENDED                  ENDED
                                                                                                 DECEMBER 31,           DECEMBER 31,
                                                                                                    1999                    1998
                                                                                                -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                      $ (1,111,177)          $   (249,306)
  Adjustments to reconcile net loss to cash used in operations:
     Depreciation and amortization                                                                   237,485                 27,922
     Compensation for non-employee stock options                                                     168,288                     --
     Amortization of unearned compensation for employee options                                       12,760                     --
     Provision for inventory obsolescence                                                              7,173                 22,327
     Stock issued for services                                                                        20,700                     --
     Stock issued for employee bonuses                                                                 4,970                  6,615
     Warrants issued in connection with debt to equity conversion                                     19,522                     --
     Reduction of subscription receivable for services                                                75,041                     --
     Changes in operating assets and liabilities, net of business acquisitions:
          Accounts receivable                                                                        499,347               (656,663)
          Inventories                                                                              1,538,176             (2,368,740)
          Prepaid expenses and other current assets                                                  (64,878)                    --
          Other assets                                                                                (9,601)               (43,472)
          Accounts payable                                                                        (1,062,684)             1,630,572
          Accrued expenses                                                                           151,967                 86,576
          Advance payments from customers                                                         (1,318,115)             1,402,549
                                                                                                -------------          -------------
Net cash used in operating activities                                                               (831,026)              (141,620)
                                                                                                -------------          -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                                        (601,645)               (68,102)
  Payments for business acquisitions                                                                (639,054)                    --
  Amounts collected from (advanced to) related parties                                               (52,260)                22,613
  Patent and trademark costs                                                                         (47,257)                    --
                                                                                                -------------          -------------
Net cash used in investing activities                                                             (1,340,216)               (45,489)
                                                                                                -------------          -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft                                                                                     293,477                 18,010
  Net increase (decrease) in obligations under
    factoring agreement                                                                             (289,627)              (391,112)
  Net proceeds from revolving line of credit                                                         797,802                     --
  Repayments of convertible notes payable                                                                 --                (11,317)
  Proceeds from related party debt                                                                   163,000                 34,500
  Repayments of related party debt                                                                   (40,553)              (147,372)
  Proceeds from subordinated promissory notes                                                        312,500                650,000
  Debt issuance costs                                                                                (18,340)                    --
  Proceeds from promissory note exchange offer                                                        35,820                     --
  Repayment of obligation under capital leases                                                       (65,144)                    --
  Proceeds from subscription receivable                                                              224,959                     --
  Proceeds from exercise of stock options                                                             25,600                 25,000
  Dividends on preferred stock                                                                       (84,838)                    --
  Proceeds from Series A 7% Preferred Stock offering                                                 817,231                     --
                                                                                                -------------          -------------
Net cash provided by financing activities                                                          2,171,887                177,709
                                                                                                -------------          -------------

                                                       TELENETICS CORPORATION
                                                STATEMENTS OF CASH FLOWS(CONTINUED)
                                                                                                                        NINE MONTHS
                                                                                                 YEAR ENDED                 ENDED
                                                                                                 DECEMBER 31,           DECEMBER 31,
                                                                                                    1999                    1998
                                                                                                -------------          -------------
NET INCREASE (DECREASE) IN CASH                                                                          645                 (9,400)

Cash, beginning of period                                                                                 --                  9,400
                                                                                                -------------          -------------

Cash, end of period                                                                             $        645           $         --
                                                                                                =============          =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   CASH PAID DURING THE PERIOD FOR:
     Interest                                                                                   $    293,123           $    190,334
                                                                                                =============          =============
     Income taxes                                                                               $        800           $        800
                                                                                                =============          =============

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
     Issuance of common stock upon exercise of options
       in exchange for increase in receivable from related parties                              $         --           $     30,000
                                                                                                =============          =============
     Issuance of common stock upon exercise of warrants in
       exchange for reduction in subordinate promissory notes
       and related party debt                                                                   $         --           $    220,000
                                                                                                =============          =============
     Issuance of common stock upon conversion of debt                                           $    100,656           $    100,000
                                                                                                =============          =============
     Issuance of common stock for services                                                      $         --           $     38,000
                                                                                                =============          =============
     Warrants issued in connection with issuance of subordinated
       promissory notes                                                                         $      3,338           $    104,365
                                                                                                =============          =============
     Subordinated promissory notes issued for subscription receivable                           $         --           $    300,000
                                                                                                =============          =============
     Subordinated promissory notes issued upon conversion of note payable                       $         --           $    179,050
                                                                                                =============          =============
     Issuance of Series A 7% Convertible Redeemable Preferred Stock upon
       conversion of debt                                                                       $    224,550           $         --
                                                                                                =============          =============
     Issuance of common stock in connection with acquisition                                    $    190,000           $         --
                                                                                                =============          =============
     Issuance of preferred stock in connection with acquisition                                 $    799,106           $         --
                                                                                                =============          =============
     Property, plant and equipment acquired under capital leases                                $    131,744           $         --
                                                                                                =============          =============

                                          SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                             TELENETICS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND BUSINESS

     Telenetics Corporation ("Telenetics" or the "Company") designs and manufactures high quality wireless and landline remote monitoring products and systems that collect data from industrial devices such as meters, remote terminal units, traffic controllers, industrial controls, remote sensors and data loggers. These products and systems transmit the collected data through wireless cellular and radio frequency networks or telephone lines to a host site, direct or via the internet. The Company also provides proprietary wireless data-communications solutions for utility, transportation, oil and gas and other industrial automation applications.

     FISCAL YEARS

     Beginning with the period ended December 31, 1998, the Company changed its fiscal year end from March 31 to December 31. Accordingly, the accompanying financial statements include audited financial statements for the year ended December 31, 1999 and the nine months ended December 31, 1998.

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

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed principally using the straight-line method over the estimated useful lives of the assets (or lease term, if shorter), which range from three to eight years.

     Maintenance and repairs are expensed as incurred while renewals and betterments are capitalized.

                             TELENETICS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     DEBT ISSUANCE COSTS

     The costs related to the issuance of the subordinated promissory notes are capitalized and amortized over the term of the related debt.

     GOODWILL

     Goodwill represents the excess of the purchase price over net assets acquired through a business combination accounted for as purchase and is amortized on a straight line basis over its estimated useful life of five years.

     INVESTMENTS IN TECHNOLOGY AND OTHER INTANGIBLE ASSETS

     Investments in technology and other intangible assets are carried at cost less accumulated amortization which is calculated on a straight-line basis over estimated useful lives of five years.

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

                             TELENETICS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     EARNINGS (LOSS) PER SHARE AND SHARES OUTSTANDING

     Earnings (loss) per share is calculated pursuant to Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of the Company.

     The share and per share information has been adjusted for all periods presented to reflect a one-for-five reverse stock split which occurred on January 8, 1999.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. This statement defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 1999, the fair value of all financial instruments approximated carrying value.

     The carrying amount of accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short maturity of these items. The Company believes the carrying amounts of its related party debt, subordinated promissory notes and obligation under capital leases approximate fair value because the interest rates on these instruments approximate market interest rates currently available to the Company.

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

                             TELENETICS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year financial statements to be consistent with the 1999 presentation.

2.   ASSET PURCHASE AGREEMENTS

     On April 5, 1999, the Company entered into an agreement with Greenland Corporation to purchase its AirLink(TM) wireless technology and related intellectual property rights, as well as assume certain contracts in exchange for 128,571 shares of the Company's Series B Convertible Preferred Stock (Note 10). The 128,571 shares of Series B Convertible Preferred Stock were valued at $249,106 based on the market value of the underlying common stock on the acquisition date. The total consideration, including certain transaction costs, aggregated $262,677 and is included in investments in technology and other intangible assets in the accompanying balance sheet. The value of this intangible asset is being amortized on a straight-line basis over the estimated useful life of five years.

     Effective June 1, 1999, the Company acquired substantially all of the assets of Sunnyvale General Devices and Instruments, Inc. ("GDI") used in GDI's business of manufacturing communications equipment for the traffic control and transportation industries and assumed certain liabilities of GDI in exchange for $350,000 in cash and 400,000 shares of the Company's Series C 7.0% Convertible Preferred Stock. The acquisition has been accounted for using the purchase method of accounting, and accordingly, the results of operations of GDI since the acquisition date are included in the Company's 1999 statement of operations. The 400,000 shares of Series C Convertible Preferred Stock were valued at $550,000 based on the market value of the underlying common stock on the acquisition date. The cost in excess of the net assets acquired was $437,838 and has been presented as goodwill in the accompanying balance sheet. Goodwill is being amortized on a straight-line basis over the estimated useful life of five years

                             TELENETICS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998


2.   ASSET PURCHASE AGREEMENTS (CONTINUED)

     Effective July 26, 1999, the Company entered into an agreement with Sierra Digital Communications, Inc. ("SDC") and certain of its shareholders, who also comprised SDC's senior secured lender and holders of priority wage claims against SDC. Pursuant to the agreement, the Company acquired the claims of the secured lender and holders of priority wage claims in exchange for $110,000 in cash and an aggregate of 110,594 shares of common stock that are subject to certain registration rights. Through those creditor rights, the Company acquired SDC's millimeter wave radio technology as well as certain other assets. No consideration was given for the rights of shareholders of SDC. In connection therewith, the Company acquired substantially all of the claims of unsecured creditors against SDC at substantial discounts. The 110,594 shares of common stock were valued at $190,000 based on the market value of the common stock on the acquisition date. The acquisition has been accounted for using the purchase method of accounting with the net assets acquired recorded at their fair values. The cost in excess of the net assets acquired was $262,193 and represents the value of the technology acquired. Such amount is included in investments in technology and other intangible assets in the accompanying balance sheet and is being amortized on a straight-line basis over the estimated useful life of five years.

     Subsequent to December 31, 1999, all shares of preferred stock issued pursuant to the 1999 asset purchase agreements were converted to common stock (see Note 15).

     The pro forma effect of these asset purchases for the year ended December 31, 1999 and the nine months ended December 31, 1998 would not be materially different than the amounts reported in the accompanying statements of operations.

3.   INVENTORIES

     Inventories consist of the following:
                                                                    December 31,
                                                                        1999
                                                                    ------------
     Raw materials                                                  $   918,000
     Work-in-process                                                    694,394
     Finished goods                                                     293,845
                                                                    ------------
                                                                    $ 1,906,239
                                                                    ============

                             TELENETICS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998


4.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                                    December 31,
                                                                        1999
                                                                    ------------
     Furniture and fixtures                                         $   126,673
     Equipment                                                          312,778
     Leasehold improvements                                             410,650
     Assets held under capital lease obligations                        164,389
                                                                    ------------
                                                                      1,014,490
     Accumulated depreciation and amortization                         (252,827)
                                                                    ------------
                                                                    $   761,663
                                                                    ============



     Included in accumulated depreciation and amortization is $30,053 of amortization related to assets held under capital lease obligations.

5.   OBLIGATIONS UNDER FACTORING AGREEMENT

     In November 1997, the Company entered into a factoring agreement with a finance company to sell certain accounts receivable due to the Company from its customers. The finance company had a security interest in substantially all of the Company's assets. Advances were subject to a 15% per annum service fee and a 2.5% administrative fee on all accounts receivable purchased by the factor during the term of the agreement. Factoring costs which aggregated approximately $56,000 for the year ended December 31, 1999 and $178,000 for the nine months ended December 31, 1998 are included in interest expense in the accompanying statements of operations.

     In February 1999, the Company terminated the factoring agreement with the finance company and incurred $67,000 in costs relating to the termination of the agreement and the settlement of a related debt issuance obligation. Such amount is included in debt termination costs in the accompanying 1999 statement of operations.

6.   REVOLVING LINE OF CREDIT

     On April 2, 1999, the Company entered into a revolving line of credit agreement for borrowings of up to $3,000,000, which is collateralized by substantially all assets of the Company. Borrowings under this revolving line of credit are based on 80% of eligible accounts receivable. Interest is payable monthly at the greater of the bank's prime rate plus 3% (11.5% at December 31, 1999) or 10.75%, with all unpaid principal and accrued interest due October 2, 2000. Borrowings under the revolving line of credit were $797,802 at December 31, 1999.

                             TELENETICS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998


7.   RELATED PARTY DEBT

     A summary of related party debt follows:

                                                                    December 31,
                                                                        1999
                                                                    ------------
     Payable to SMC                                                 $   350,000
     Payable to Frank Ribelin                                            88,762
                                                                    ------------
                                                                        438,762
     Current portion                                                   (312,500)
                                                                    ------------
                                                                    $   126,262
                                                                    ============

     SMC AND SMC COMMUNICATIONS GROUP, INC.

     Since 1992, Shala Shashani (dba SMC) and SMC Communications Group, Inc. (which is owned and operated by Shala Shashani, a director of the Company)(collectively, "SMC") have advanced funds to the Company to purchase common stock and have provided various products, services and facilities for the Company .

     In October 1998, the outstanding balance due to SMC was reduced by $150,000 in connection with the exercise of a warrant for 300,000 shares of common stock. In addition, $125,000 of the outstanding SMC loan balance was converted into a subordinated promissory note with an attached warrant to purchase shares of common stock. The warrant was exercised immediately by converting $50,000 of the subordinated promissory note to common stock (see
     Note 8). The balance remaining at December 31, 1998 of $250,000 was incorporated into a note, which as amended, bears interest at 10% with principal and interest due February 28, 2001.

     In October 1999, SMC advanced an additional $100,000 to the Company which is payable upon demand and bears interest at 10%.

     Loans and obligations from SMC are secured by the receivables, inventories and other assets of the Company pursuant to a security agreement. During the year ended December 31, 1999 and the nine months ended December 31, 1998, the Company incurred interest of $26,376 and $26,205, respectively, on the loans and obligations from SMC.

     FRANK RIBELIN

     In connection with the acquisition of GDI (Note 2), the Company hired the former president of GDI as an executive officer of the Company. In addition to the $25,762 obligation due to Mr. Ribelin as of the acquisition date, the Company received an additional $63,000 advance from Mr. Ribelin during November 1999. In January 2000, $62,500 of the obligation due was converted to subordinated promissory notes (see Note 8). Accordingly, such converted amount has been presented as a non-current liability in the accompanying balance sheet.

                             TELENETICS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998


7.   RELATED PARTY DEBT (CONTINUED)

     ESTATE OF FRANK CURZIO

     During the year ended March 31, 1998, the Company and the estate of Frank Curzio, a past director, stipulated to a judgement to settle various disputes and legal proceedings relating to amounts owed to Mr. Curzio and Fredco Productions, Inc. The judgement provided for the payment of an aggregate sum of $175,000 payable in various installments through May 1999. As of December 31,1999, all amounts owed had been paid.

8.   SUBORDINATED UNSECURED PROMISSORY NOTES

     During the fourth quarter of 1999, the Company issued $312,500 of Subordinated Unsecured Promissory Notes due 2001, including notes aggregating $50,000 which have been issued to an executive officer of the Company. The Company closed the private placement in January 2000 after issuing additional promissory notes totaling $937,500, including notes aggregating $50,000 which were issued to an executive officer of the Company (Note 15). The notes bear interest at 10% per annum and such interest is payable on a quarterly basis. All unpaid principal and accrued interest is due at maturity on May 15, 2001. Included with the sale of such notes were warrants to purchase one share of the Company's common stock for each dollar amount of the notes purchased. The warrants are exercisable at $1.75 per share, expire on November 15, 2002 and are callable by the Company upon the occurrence of certain events (see Note 10). The Company has ascribed an estimated fair value to the warrants issued as of December 31, 1999 aggregating $3,338 ($13,351 for the total offering) and accordingly has discounted the subordinated unsecured promissory notes balance as of the date of issuance. Such discount is recognized as additional interest expense over the life of the notes.

     In February 2000, the warrants issued in connection with this offering were, pursuant to their terms, called by the Company and were all exercised (see Note 15).

     During the nine months ended December 31, 1998, the Company issued $1,129,050 of Subordinated Unsecured Promissory Notes due 2000, including notes aggregating $314,500 which have been issued to certain executive officers and directors of the Company. The notes bear interest at 10% per annum and such interest is payable on a quarterly basis. All unpaid principal and accrued interest is due at maturity on September 30, 2000. Included with the sale of such notes were a total of 451,620 warrants to purchase the Company's common stock, exercisable at $1 per share and expiring September 30, 2000 (see Note 10). The Company has ascribed an estimated fair value to these warrants aggregating $104,365 and accordingly has discounted the subordinated unsecured promissory notes balance as of the date of issuance. Such discount is recognized as additional interest expense over the life of the notes.

                             TELENETICS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998


8.   SUBORDINATED UNSECURED PROMISSORY NOTES (CONTINUED)

     As of December 31, 1998, the Company had a subscription receivable from a consultant aggregating $300,000 relating to the issuance of the subordinated promissory notes of which $224,959 was received in cash and the remainder was applied against services rendered during 1999.

     During the nine months ended December 31, 1998, the holders of certain subordinated promissory notes exercised their warrants to purchase 70,000 shares of common stock by exchanging subordinated promissory notes with an aggregate principal amount of $70,000 (see Note 10).

     The subordinated promissory notes include certain non-financial covenants and also restrict the Company's ability to declare and pay dividends and redeem or repurchase any of its common stock. The Company was in compliance with all covenants at December 31, 1999.

     EXCHANGE OFFER

     Between May 25 and August 11, 1999, the Company conducted an exchange offering ("Exchange Offering") involving holders of the Company's Subordinated Unsecured Promissory Notes due 2000 ("Notes") and related warrants ("Note Warrants"). The Exchange Offering gave each holder who was an accredited investor the opportunity to (i) exercise such holder's Note Warrant in full by applying a portion of the principal amount of the Note toward ("Exercise Adjustment") and/or paying in cash the exercise price and
     (ii) exchange the holder's Note for shares of the Company's Series A 7.0% Convertible Redeemable Preferred Stock (Note 10) at an exchange rate of one share of Series A 7.0% Convertible Redeemable Preferred Stock for each $1.75 principal amount of a Note following any Exercise Adjustment. In addition, each participating holder was issued one common stock purchase warrant ("Exchange Warrant") to purchase 7,500 shares of the Company's Common Stock at $1.875 per share, subject to adjustment, for each $25,000 in principal amount of a holder's Note prior to any Exercise Adjustment. The Exchange Warrants will expire on April 15, 2002. The Company has ascribed an estimated fair value to these warrants aggregating $19,522, which has been expensed in connection with the exchange offer. As a result of the Exchange Offering, an aggregate of $314,550 of Notes, 125,820 Note Warrants and $35,820 in cash were exchanged for 128,313 shares of Series A 7.0% Convertible Redeemable Preferred Stock, 125,820 shares of Common Stock and 94,365 Exchange Warrants.

                             TELENETICS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998




9.   CONVERTIBLE NOTES PAYABLE

     As of March 31, 1998, the Company had outstanding two convertible notes aggregating $156,051 which bore interest at 7% per annum and were due and payable six months from the date of issuance. During the nine months ended December 31, 1998, one note for $100,000 was converted into 80,000 shares of common stock and the second note was converted into a subordinated promissory note with an attached warrant to purchase shares of common stock (see Note 8).

10.  SHAREHOLDERS' EQUITY

     PREFERRED STOCK

     The Company has authorized 5,000,000 shares of preferred stock, of which 756,884 shares are designated as Series A 7% Convertible Redeemable Preferred Stock ("Series A Preferred Stock"), 128,571 shares are designated as Series B Convertible Preferred Stock ("Series B Preferred Stock"), and 400,000 shares are designated as Series C 7% Convertible Preferred Stock ("Series C Preferred Stock").

     The Series A Preferred Stock has a liquidation preference of $1.75 per share and each share is initially convertible into one share of common stock, subject to certain adjustments and automatically convertible on the occurrence of certain events. The holders of Series A Preferred Stock are entitled to receive cumulative dividends at a rate of $0.1225 per share per year, payable quarterly, which dividends are subject to certain increases. The Company can redeem all of the outstanding shares of Series A Preferred Stock at a price of $2 per share plus all accrued and unpaid dividends at any time three years after issuance.

     The Series B Preferred Stock has a liquidation preference of $7 per share, which is subordinated to the liquidation preference of the Company's Series A Preferred Stock and on a parity with the liquidation preference of the Company's Series C Preferred Stock. The holders of Series B Preferred Stock are not entitled to any dividends. Each share of the Series B Preferred Stock is initially convertible into one share of common stock, subject to certain adjustments and automatically convertible on the occurrence of certain events.

     The Series C Preferred Stock has a liquidation preference of $1.50 per share, which is subordinated to the liquidation preference of the Company's Series A Preferred Stock and on a parity with the liquidation preference of the Company's Series B Preferred Stock. Each share of Series C Preferred Stock is initially convertible into one share of common stock, subject to certain adjustments, voluntarily beginning on June 1, 2002 or automatically upon the occurrence of certain events. The holders of Series C Preferred Stock are entitled to receive cumulative dividends at a rate of $0.105 per share per year, payable quarterly.

                             TELENETICS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998


10.  SHAREHOLDERS' EQUITY (CONTINUED)

     Subsequent to December 31, 1999, all shares of preferred stock were converted into common stock (see Note 15).

     DIVIDENDS

     During the year ended December 31, 1999, the Company incurred and paid dividends aggregating $84,838 due on shares of Series A Preferred Stock and Series C Preferred Stock.

     PRIVATE EQUITY OFFERING

     In April 1999, the Company sold an aggregate of 628,571 shares of Series A Preferred Stock at $1.75 per share and five-year warrants to purchase up to 628,571 shares of common stock at an exercise price of $1.875 per share, subject to certain adjustments, in a private equity offering. In connection with the offering, the Company also issued five-year warrants to purchase up to 62,857 shares of common stock at an exercise price of $2.10 per share to the placement agent. The Company has ascribed an estimated fair value to the warrants issued in connection with this offering in the aggregate amount of $265,805 and accordingly has discounted the Series A Preferred Stock balance as of the date of issuance. The cash proceeds of this offering, net of commissions and offering costs, were $817,231.

     STOCK OPTIONS AND WARRANTS

     In August 1998, the Company's Board of Directors adopted the 1998 Stock Option Plan (the "Plan"). The Plan is administered by a committee appointed by the Board of Directors (the "Committee") which determines the recipients and the terms of the options granted. The Plan provides that options granted may be either incentive stock options or non-qualified options. Options may be granted to eligible employees, directors and consultants to purchase shares of the Company's common stock at a price generally not less than 100% of the fair market value of the common stock on the date of grant for incentive stock options and not less than 85% for non-qualified stock options. The Plan provides for the granting of options for up to 1,000,000 shares of the Company's common stock. Subject to termination of employment, options may expire up to ten years from the date of grant.

     The Company accounts for stock-based compensation for employees under the "intrinsic value" method. Under this method, no compensation expense is recorded for these plans and arrangements for current employees whose grants provide for exercise prices at or above the market price on the date of grant. Compensation expense for employees is recorded based on intrinsic value (excess of market price over exercise price on measurement date) which is accounted for as unearned compensation and is reflected as a separate component of shareholders' equity until earned. Unearned employee compensation is amortized to expense over the vesting period and the expense recognized amounted to $12,760 during 1999.

                             TELENETICS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998


10.  SHAREHOLDERS' EQUITY (CONTINUED)

     The Company accounts for stock-based compensation for non-employees using the fair value of the option award on the measurement date. Compensation for non-employee stock options are recorded in the period earned. The fair value of non-employee stock options granted in 1999 totaled $289,279, of which $168,288 was earned and recorded during 1999.

     A summary of stock option activity is as follows:

                                                                                                                           WEIGHTED
                                                                                                                           AVERAGE
                                                        NUMBER OF             PRICE PER             AGGREGATE              EXERCISE
                                                         SHARES                 SHARE                 PRICE                 PRICE
          --------------------------------------------------------------------------------------------------------------------------
          Balance, March 31, 1998                         600,000           $       0.05            $    30,000            $    .05
          Options granted                                 860,000            0.25 - 1.25                759,800                 .88
          Options exercised                              (700,000)           0.05 - 0.25                (55,000)                .08
          --------------------------------------------------------------------------------------------------------------------------

          Balance, December 31, 1998                      760,000            1.06 - 1.25                734,800                 .97

          Options granted                               2,195,000            0.01 - 5.50              4,860,000                2.21
          Options exercised                              (160,000)           0.01 - 0.25                (25,600)                .16
          Options forfeited/cancelled                    (364,000)           0.25 - 2.50               (627,400)               1.72
          --------------------------------------------------------------------------------------------------------------------------

          Balance, December 31, 1999                    2,431,000           $0.71 - 5.50            $ 4,941,800            $   2.03
          ==========================================================================================================================

     The following table summarizes information with respect to stock options outstanding at December 31, 1999:

                                              OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                                 -----------------------------------------------        ---------------------------------
                                                       WEIGHTED
                                     NUMBER            AVERAGE          WEIGHTED            NUMBER               WEIGHTED
               RANGE OF          OUTSTANDING AT       REMAINING         AVERAGE         EXERCISABLE AT           AVERAGE
               EXERCISE           DECEMBER 31,       CONTRACTUAL        EXERCISE         DECEMBER 31,            EXERCISE
               PRICES                1999            LIFE (YEARS)        PRICE              1999                  PRICE
          ---------------------------------------------------------------------------------------------------------------
          $   .71 to .75              140,000             5.6            $   .74            140,000              $   .74
             1.05 to 1.90           1,741,000             7.5               1.42            787,000                 1.52
             2.18                     100,000             9.2               2.18             20,000                 2.18
             4.00                     200,000             9.4               4.00                 --                   --
             5.00 to 5.50             250,000             9.5               5.40             50,000                 5.00
          ---------------------------------------------------------------------------------------------------------------
          $  .71 to 5.50            2,431,000             7.8            $  2.03            997,000              $  1.60
          ===============================================================================================================

                             TELENETICS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998




10.  SHAREHOLDERS' EQUITY (CONTINUED)

     If the Company had elected the fair value method of accounting for stock-based compensation, compensation cost would be accrued at the estimated fair value of all stock option grants over the service period, regardless of later changes in stock prices and price volatility. The fair value at date of grant for options granted during the year ended December 31, 1999 and the nine months ended December 31, 1998 has been estimated based on a modified Black-Scholes valuation model with the following assumptions: no dividend yield; expected volatility of 41% to 54% in 1999 and 50% in 1998, based on historical results; risk-free interest rates of 5.7% in 1999 and 4.9% in 1998; and average expected lives of 2.8 years in 1999 and five years in 1998.

     The weighted average fair value of the options granted during the periods was $.40 per share in 1999 and $.62 per share in 1998.

     The following table sets forth the net loss and loss per share amounts for the periods presented as if the Company had elected the fair value method of accounting for stock options.


                                                                    NINE MONTHS
                                                     YEAR ENDED        ENDED
                                                    DECEMBER 31,    DECEMBER 31,
                                                       1999             1998
                                                   -------------   -------------
        NET LOSS
              As reported                          $ (1,111,177)   $   (249,306)
                                                   =============   =============
              Pro forma                            $ (1,216,984)   $   (276,388)
                                                   =============   =============

        BASIC AND DILUTED LOSS PER SHARE
              As reported                          $       (.12)   $       (.03)
                                                   =============   =============
              Pro forma                            $       (.13)   $       (.03)
                                                   =============   =============


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

                             TELENETICS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998


10.  SHAREHOLDERS' EQUITY (CONTINUED)

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

     A summary of the activity of common stock purchase warrants is as follows:

                                                                                                          WARRANT PRICE
                                                                         NUMBER OF            -------------------------------------
                                                                           SHARES               PER SHARE                 TOTAL
         Balance outstanding, March 31, 1998                                 500,000          $   .25 - .50          $     200,000
         Warrants issued                                                     451,620                   1.00                451,620
         Warrants exercised                                                 (370,000)            .50 - 1.00               (220,000)
                                                                       --------------         --------------         --------------
         Balance outstanding, December  31, 1998                             581,620             .25 - 1.00                431,620
         Warrants issued                                                   1,098,293            1.75 - 2.10              2,034,380
         Warrants exercised                                                 (325,820)            .25 - 1.00               (175,820)
                                                                       --------------         --------------         --------------
         Balance outstanding, December  31, 1999                           1,354,093          $ 1.00 - 2.10          $   2,290,180
                                                                       ==============         ==============         ==============


     Included in the warrants exercised during 1999 are 20,000 warrants which were surrendered in full settlement of the amount due upon exercise of 200,000 warrants. In connection with this transaction, the Company issued 180,000 shares of common stock.

     At December 31, 1999, the Company has reserved 5,070,548 shares for issuance upon the exercise of outstanding stock options and warrants and conversion of convertible preferred stock.

     EMPLOYEE STOCK PURCHASE PLAN

     In July 1999, the Company's Board of Directors adopted the 1999 Employee Stock Purchase Plan, subject to shareholder approval. Eligible employees may authorize payroll deductions of up to 10% of their salary to purchase shares of the Company's common stock at 85% of the fair market value of common stock on the first or last day of the applicable purchase period. The Company has reserved 600,000 shares of common stock for issuance under this plan. No shares were issued during 1999.

     RESTRICTIONS ON DIVIDENDS

     Pursuant to state law, the Company may be restricted from paying dividends to its holders of common stock as a result of its accumulated deficit as of December 31, 1999.

                             TELENETICS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998




11.  INCOME TAXES

     The provision for income taxes for the year ended December 31, 1999 and nine months ended December 31, 1998 is comprised of the minimum current state income tax. Differences between the statutory and effective tax rates are primarily due to valuation allowances recorded to offset deferred tax benefits associated with net operating losses.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Components of the Company's deferred tax assets and liabilities are comprised primarily of the future tax benefit of the Company's net operating loss carryforwards of approximately $1,100,000 at December 31, 1999. Such deferred tax asset is offset by a valuation allowance equal to the total net deferred tax asset balance.

     As of December 31, 1999, the Company has a federal net operating loss carryforward of approximately $3,000,000 which expires at various dates between 2007 and 2019 and a state net operating loss carryforward of approximately $900,000 which expires at various dates between 2000 and 2004.

     The utilization of the net operating loss carryforwards could be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of deferred tax assets is not more likely than not. Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of December 31, 1999.

                             TELENETICS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998


12.  LOSS PER SHARE

     The following table illustrates the computation of basic and diluted loss per share:

                                                       YEAR         NINE MONTHS
                                                       ENDED           ENDED
                                                    DECEMBER 31,    DECEMBER 31,
                                                       1999             1998
                                                   -------------   -------------
        NUMERATOR:
        Net loss                                   $ (1,111,177)   $   (249,306)
        Less:  preferred stock dividends                 84,838              --
                                                   -------------   -------------
        Loss applicable to common shareholders     $ (1,196,015)   $   (249,306)
                                                   =============   =============
        DENOMINATOR:
        Weighted average number of common shares
         outstanding during the period               10,048,264       8,792,088
                                                   -------------   -------------
        Basic and diluted loss per share           $       (.12)   $       (.03)
                                                   =============   =============

     The computation of diluted loss per share excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants and the potential conversion of preferred stock because their effect was antidilutive due to losses incurred by the Company during the periods presented. See summary of outstanding stock options and warrants and discussion of convertible preferred stock in Note 10.

13.  COMMITMENTS AND CONTINGENCIES

     LEASES

     During 1999, the Company entered into an agreement with an unrelated party to lease a new corporate and manufacturing facility. The lease has an initial term of five years and one five-year option to extend. The lease also provides for certain options for the Company to purchase the building.

     The Company previously leased its facilities from SMC, an entity owned and controlled by a director of the Company through August 1999. The annual rental was $54,000 and was increased to $78,000 on August 1, 1998.

     The Company has acquired certain furniture, fixtures and equipment under capital leases which are payable in various scheduled monthly installments through August 2002.

                             TELENETICS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998


13.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Future minimum lease payments are as follows:

                                                     OPERATING        CAPITAL
          YEAR ENDING DECEMBER 31,                    LEASES          LEASES
          -------------------------------          -------------   -------------

          2000                                     $    313,108    $     38,949
          2001                                          304,033          29,335
          2002                                          309,456          28,864
          2003                                          316,923              --
          2004                                          188,069              --
                                                   -------------   -------------

          Total minimum lease payments             $  1,431,589          97,148
                                                   =============
          Amount representing interest
            at approximately 10%                                         (9,814)
                                                                   -------------
          Present value of future minimum
            capital lease obligations                                    87,334

          Current portion                                               (29,072)
                                                                   -------------
                                                                   $     58,262
                                                                   =============

     Total rent expense for the year ended December 31, 1999 and for the nine months ended December 31, 1998 was $196,900 and $50,500, respectively.

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

                             TELENETICS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998


13.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Pursuant to the Strategic Agreement, the Company is obligated to pay certain royalties to Duquesne in connection with sales generated through Duquesne's effort. Royalties earned in 1999 were approximately $42,000. No royalties were earned through December 31, 1998.

     EMPLOYMENT AGREEMENTS

     The Company has employment agreements with certain officers which provide for specified base salaries plus incentive compensation and other benefits.

     LITIGATION

     The Company is subject to certain legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exit. Therefore, it is possible the outcome of such legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

     On August 18, 1999, Drake & Drummond, a Nevada corporation, initiated an action in the Orange County Superior Court, Central (Case No. 813430) against the Company alleging, among other things, breach of contract, common count and declaratory relief arising out of a consulting agreement entered into between Drake & Drummond and the Company. The complaint seeks damages as follows: (i) cash in the amount of $535,000, plus interest, and
     (ii) judicial order directing the Company to sell to Drake & Drummond 950,000 shares of common stock for $.01 per share. On October 8, 1999, the Company filed an answer to the complaint and filed a cross-complaint against Drake & Drummond alleging, among other things, breach of contract, rescission based upon fraud, and declaratory relief arising out of the same consulting agreement. The cross-complaint seeks: (i) damages according to proof at trial, (ii) rescission of the consulting agreement and restitution of all consideration received by Drake & Drummond, and (iii) a judicial declaration of the rights and liabilities of the parties. The litigation is in its initial stage, and discovery has only recently commenced. The Company intends to vigorously defend this action and pursue the cross-complaint against Drake & Drummond.

                             TELENETICS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998


13.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

     On October 18, 1999, the Company initiated an action in the Orange County Superior Court, Central (Case No. 815922) by filing a complaint against Bibicoff & Associates and Harvey A. Bibicoff, its primary shareholder and chief executive officer, alleging, among other things, breach of contract, rescission based upon fraud, breach of fiduciary duty and declaratory relief arising out of a consulting agreement entered into between defendants and the Company. The complaint seeks damages according to proof at trial, rescission of the consulting agreement and restitution of all consideration received by defendants and a judicial declaration of the rights and liabilities of the parties. On December 6, 1999, defendants filed an answer to the complaint denying all material allegations contained therein. Defendants, together with five of the Company's subordinated promissory note holders and stockholders affiliated with defendants, concurrently filed a cross-complaint against the Company and Michael Armani, who is director and the President and Chief Executive Officer of the Company, for damages and rescission based upon alleged misrepresentations, false promises, and non-disclosures by the Company and Mr. Armani in connection with the cross-complainants' purchase of their interests in the Company. The cross-complaint also contains breach of contract claims arising out of the consulting agreement between the Company and certain of the defendants and purported oral contracts between the Company and certain of the cross-complainants. The Company and Mr. Armani filed an answer to the cross-complaint denying all material allegations contained therein. The litigation is in its initial stages and discovery has only recently commenced. The Company intends to vigorously defend the cross-complaint action.

     On January 28, 2000 Aeris Communications, Inc., a California corporation, initiated an action in the United States District Court for the Northern District of California (Case No. C00-00328) against the Company alleging, among other things, patent infringement of two U.S. patents held by Aeris Communications. The alleged patent infringement relates to certain technology the Company acquired in connection with the acquisition of eflex Wireless, Inc. (Note 15). The litigation is in its initial stages. Management believes that the allegations in the complaint are without merit and intends to vigorously defend this action.

14.  MAJOR CUSTOMER AND SUPPLIER INFORMATION

     The Company had sales to one customer which accounted for approximately 51% of net sales for the year ended December 31, 1999. The accounts receivable balance from this customer aggregated approximately 12% of total accounts receivable at December 31, 1999. In addition, one supplier accounted for approximately 36% of purchases for the year ended December 31, 1999.

     The Company had sales to two customers which accounted for approximately 32% and 17%, respectively, of net sales for the nine months ended December 31, 1998. In addition, one supplier accounted for approximately 42% of purchases for the nine months ended December 31, 1998.

                             TELENETICS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998


15.  SUBSEQUENT EVENTS

     ACQUISITION OF EFLEX WIRELESS, INC.

     On January 7, 2000, the Company issued 750,000 shares of common stock, with a fair market value of $2,070,000, in exchange for all the outstanding common stock of eflex Wireless, Inc. ("Eflex"). The agreement includes a provision for the issuance up to an additional 6,000,558 shares of common stock, contingent upon the successful implementation of the technology acquired and installation of a specified number units ending on the earlier of December 31, 2004 or the date upon which all shares of additional common stock have become issuable. In connection with the acquisition, the Company entered into certain employment and consulting agreements for periods up to five years with the principals of Eflex which include the granting of 1,150,000 options at $1.75 per share which is at a discount to market.

     CONVERSION OF PREFERRED STOCK

     All shares of each class of preferred stock were converted to common stock subsequent to December 31, 1999, pursuant to formula provisions for an automatic compulsory conversion based on the public trading price of the Company's common stock. These provisions were met in January 2000 for the Series A Preferred Stock, in February 2000 for the Series B Preferred Stock and in March 2000 for the Series C Preferred Stock. In connection with the conversion of preferred stock, the Company issued an aggregate of 1,285,455 shares of common stock.

     SUBORDINATED PROMISSORY NOTE OFFERING AND EXERCISE OF WARRANTS

     In January 2000, the Company completed its offering of $1,250,000 of Subordinated Unsecured Promissory Notes due 2001 (Note 8). In February 2000, conditions enabling the Company to call the warrants issued in connection with this offering were met. All of the warrants were exercised for cash in the amount of $1,590,625, reduction in the subordinated promissory notes of $512,500, and subscriptions receivable of $84,375. After the exercise of warrants the aggregate amount of notes remaining outstanding amounted to $737,500.

     PRIVATE EQUITY OFFERING

     On March 24, 2000, the Company commenced a private equity offering of up to 500,000 shares of common stock at a price of $5.00, $6.00 or $7.00 per share depending on the date the subscriptions are received through the closing date on April 21, 2000. The proceeds are to be used for working capital and other corporate purposes. As of April 13, 2000, the Company had received subscriptions for 40,000 shares of common stock with gross proceeds aggregating $200,000.

                                  EXHIBIT INDEX

Exhibit No.                  Description
-----------                  -----------

   21.1                      Subsidiaries of the Registrant

   23.1                      Consent of Independent Certified Public Accountants

   27.1                      Financial Data Schedule