Form 10QSB
period 2000-03-31
TELENETICS CORP
filed 2000-05-22
CIK 810018

================================================================================


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

[ ]   Transition Report under Section 13 or 15(d) of the Securities Exchange Act
      of 1934 for the transition period from           to           .
                                             ---------    ----------

                         Commission File Number 0-16580
                         ------------------------------

                             TELENETICS CORPORATION
      (Exact name of small business issuer as specified in its charter)


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


                                 (949) 455-4000
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No [ ]

As of May 19, 2000, there were 14,428,845 shares of the Company's common stock outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                                       TELENETICS CORPORATION
                                CONDENSED CONSOLIDATED BALANCE SHEET
                                           MARCH 31, 2000
                                             (Unaudited)


                                               ASSETS

Current Assets:
    Cash                                                                                                   $     72,594
    Accounts receivable                                                                                       2,763,055
    Receivable from related parties                                                                             175,391
    Inventories                                                                                               1,703,403
    Prepaid expenses and other current assets                                                                   294,463
                                                                                                           -------------
Total current assets                                                                                          5,008,906

Property, plant and equipment, net                                                                              849,385
Goodwill, net                                                                                                   364,894
Investments in technology and other intangible assets, net                                                    3,023,565
Other assets                                                                                                     73,743
                                                                                                           -------------
                                                                                                           $  9,320,493
                                                                                                           =============


                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Bank overdraft                                                                                        $    279,337
     Revolving line of credit                                                                                   399,106
     Subordinated promissory notes                                                                              720,506
     Current portion of related party debt                                                                      366,262
     Current portion of obligations under capital leases                                                         23,348
     Accounts payable                                                                                         1,151,193
     Accrued expenses                                                                                           664,549
     Advance payments from customers                                                                             54,670
                                                                                                           -------------
Total current liabilities                                                                                     3,658,971


Subordinated promissory notes                                                                                   681,741
Obligations under capital leases, less current portion                                                           55,289
                                                                                                           -------------
Total liabilities                                                                                             4,396,001
                                                                                                           -------------

Shareholders' equity:
     Preferred stock, no par value. Authorized 5,000,000 shares;
       no shares issued and outstanding                                                                               0
     Common stock, no par value. Authorized 25,000,000 shares;
       issued and outstanding 14,260,416 shares                                                              19,733,263
     Unearned compensation                                                                                     (780,169)
     Accumulated deficit                                                                                    (14,028,602)
                                                                                                           -------------
Total shareholders' equity                                                                                    4,924,492
                                                                                                           -------------
                                                                                                           $  9,320,493
                                                                                                           =============


               See accompanying notes to condensed consolidated financial statements.



                                       TELENETICS CORPORATION
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           MARCH 31, 2000
                                             (Unaudited)


                                                                 Three Months Ended March 31,
                                                                   2000               1999
                                                             ---------------     ---------------
Net sales                                                    $    2,928,014      $    3,838,050
Cost of sales                                                     1,939,797           2,837,836
                                                             ---------------     ---------------
Gross profit                                                        988,217           1,000,214
Operating expenses:
     Selling, general and administrative                          1,524,929             391,299
     Engineering and product development                            559,842             155,178
                                                             ---------------     ---------------
Income (loss) from operations                                    (1,096,554)            453,737
Interest expense                                                   (104,729)            (88,773)
Debt termination costs                                               (7,771)                  0
Other income                                                              0              36,298
                                                             ---------------     ---------------
Income (loss) before income taxes                                (1,209,054)            401,262

Income taxes                                                            800                 829
                                                             ---------------     ---------------

Net income (loss)                                            $   (1,209,854)     $      400,433
                                                             ===============     ===============

Earnings (loss) per share:
     Basic                                                   $         .096      $         .042
                                                             ===============     ===============
     Diluted                                                 $         .096      $         .038
                                                             ===============     ===============

Common shares used in computing earnings (loss) per share:
     Basic                                                       12,767,215           9,527,165
                                                             ===============     ===============
     Diluted                                                     12,767,215          10,468,785
                                                             ===============     ===============


               See accompanying notes to condensed consolidated financial statements.



                                       TELENETICS CORPORATION
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           MARCH 31, 2000
                                             (Unaudited)


                                                                 Three Months Ended March 31,
                                                                   2000               1999
                                                             ---------------     ---------------
Cash flows from operating activities:
     Net income                                              $   (1,209,854)     $      400,433
     Adjustments to reconcile net income to net cash
     provided by (used in) operations:
         Depreciation and amortization                              130,603              24,743
         Compensation for non-employee stock options                176,725                  --
         Amortization of unearned compensation for
           employee stock and options                                70,631                  --
        Provision for doubtful accounts                               8,500                  --
        Changes in operating assets and liabilities, net
          of business acquisition:
            Accounts receivable                                  (1,195,924)            362,692
            Inventories                                             202,836           1,194,438
            Prepaid expenses and other current assets               (55,973)            (34,783)
            Other assets                                                 --               3,424
            Accounts payable                                       (281,365)           (871,683)
            Accrued expenses                                       (109,668)            (18,491)
            Advance payments from customers                         (35,189)           (573,965)
                                                             ---------------     ---------------
Net cash provided by (used in) operating activities              (2,298,678)            486,808
                                                             ---------------     ---------------

Cash flows from investing activities:
     Purchases of property and equipment                           (124,048)             (6,435)
     Cash acquired in connection with business acquisition           19,909                  --
     Amounts collected from (advanced to) related parties           (16,769)            (35,363)
                                                             ---------------     ---------------
Net cash used in investing activities                              (120,908)            (41,798)
                                                             ---------------     ---------------

Cash flows from financing activities:
     Bank overdraft                                                 (39,250)            (18,010)
     Net decrease in obligations under factoring agreement               --            (475,836)
     Net proceeds from revolving line of credit                    (398,696)                 --
     Repayments of obligation under capital leases                   (8,697)                 --
     Repayments of notes payable                                   (322,890)                 --
     Repayments of related party debt                               (10,000)            (30,000)
     Proceeds of convertible promissory notes                       871,000                  --
     Proceeds from exercise of warrants and options               2,412,163                  --
     Proceeds from subscription receivable                               --             224,959
     Costs of private placement                                          --             (14,067)
     Dividends on preferred stock                                   (12,095)                 --
                                                             ---------------     ---------------
Net cash provided by (used in) financing activities               2,491,535            (312,954)
                                                              --------------      --------------
Net increase in cash                                                 71,949             132,056

Cash, beginning of period                                               645                  --
                                                             ---------------     ---------------
Cash, end of period                                          $       72,594       $     132,056
                                                             ===============      ==============


               See accompanying notes to condensed consolidated financial statements.



                                       TELENETICS CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                           MARCH 31, 2000
                                             (Unaudited)


                                                                Three Months Ended March 31,
                                                                   2000               1999
                                                             ---------------     ---------------
Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                $       81,480       $      60,609
                                                             ===============      ==============
     Income taxes                                                        --                  --
                                                             ===============      ==============

Supplemental disclosures of non-cash investing and financing activities:

     Issuance of common stock upon conversion of preferred stock:
         Class "A"                                           $      775,976                  --
         Class "B"                                                  249,106                  --
         Class "C"                                                  550,000                  --
                                                             ---------------     ---------------
                                                                  1,575,082                  --
                                                             ===============      ==============
     Issuance of common stock upon conversion of debt               147,983                  --
                                                             ===============      ==============
     Issuance of common stock for services                          153,720                  --
                                                             ===============      ==============
     Issuance of common stock upon exercise of warrants
       pursuant to subscription agreements                           84,375                  --
                                                             ===============      ==============
     Warrants issued in connection with issuance
       of subordinated promissory notes                              10,013                  --
                                                             ===============      ==============
     Subordinated promissory note issued in exchange
       for related party note payable                                62,500                  --
                                                             ===============      ==============
     Issuance of common stock in connection with
       acquisition                                                2,070,000                  --
                                                             ===============      ==============


               See accompanying notes to condensed consolidated financial statements.


                             TELENETICS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


1.   Basis of Presentation and Business

     The accompanying condensed consolidated financial statements have been prepared by Telenetics Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of March 31, 2000 and the results of operations and cash flows for the related interim periods ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or any other period.

    The accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed on April 14, 2000 as part of the Company's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

2.   Inventories

     Inventories consist of the following:
                                                                 March 31,
                                                                   2000
                                                             ---------------
     Raw materials                                           $      917,500
     Work-in-process                                                693,053
     Finished goods                                                  92,850
                                                             ---------------
                                                             $    1,703,403
                                                             ===============

3.   Litigation

     The Company is subject to certain legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible that the outcome of such legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

     On October 18, 1999, the Company initiated an action in the Orange County Superior Court, Central (Case No. 815922) by filing a complaint against Bibicoff & Associates and Harvey A. Bibicoff, its primary shareholder and chief executive officer, alleging, among other things, breach of contract, rescission based upon fraud, breach of fiduciary duty and declaratory relief arising out of a consulting agreement entered into between defendants and the Company. The complaint seeks damages according to proof at trial, rescission of the consulting agreement and restitution of all consideration received by defendants and a judicial declaration of the rights and liabilities of the parties. On December 6, 1999, defendants filed an answer to the complaint denying all material allegations contained therein. Defendants, together with five of the Company's subordinated promissory note holders and shareholders affiliated with defendants, concurrently filed a cross-complaint against the Company and Michael Armani, who is a director and the President and Chief Executive Officer of the Company, for damages and rescission based upon alleged misrepresentations, false promises, and non-disclosures by the Company and Mr. Armani in connection with the cross-complainants' purchase of their interests in the Company. The cross-complaint also contains breach of contract claims arising out of the consulting agreement between the Company and certain of the defendants and purported oral contracts between the Company and certain of the cross-complainants. The Company and Mr. Armani filed an answer to the cross-complaint denying all material allegations contained therein. The Company intends to vigorously defend the cross-complaint action.

     On January 28, 2000, Aeris Communications, Inc., a California corporation, initiated an action in the United States District Court for the Northern District of California (Case No. C00-00328) against the Company alleging, among other things, patent infringement of two United States patents held by Aeris Communications. The alleged patent infringement relates to certain technology the Company acquired in connection with the acquisition of eflex Wireless, Inc. The litigation is in its initial stages. Management believes that the allegations in the complaint are without merit and intends to vigorously defend this action.

4.   Earnings (Loss) Per Common Share

     Basic earnings (loss) per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the periods. Diluted earnings per share reflect per share amounts that would have resulted from the dilutive potential effect of common stock instruments. The net loss for the three months ended March 31, 2000 has been adjusted by $12,095 for dividends during such period on the Company's preferred stock to arrive at the basic loss per share of common stock.

5.   Acquisition of eflex Wireless, Inc.

     On January 7, 2000, the Company issued 750,000 shares of common stock, with a fair market value of $2,070,000, in exchange for all the outstanding common stock of eflex Wireless, Inc. ("eflex"). The agreement includes a provision for the issuance up to an additional 6,000,558 shares of common stock, contingent upon the successful implementation of the acquired technology and installation of a specified number units ending on the earlier of December 31, 2004 or the date upon which all shares of additional common stock have become issuable. In connection with the acquisition, the Company entered into certain employment and consulting agreements for periods up to five years with the principals of eflex, which include the granting of 1,150,000 options at $1.75 per share, which is at a discount to market.

6.   Conversion of Preferred Stock

     Between January and March 2000, all shares of each class of preferred stock were converted to common stock pursuant to formula provisions for an automatic compulsory conversion based on the public trading price of the Company's common stock. These provisions were met in January 2000 for the Series A Preferred Stock, in February 2000 for the Series B Preferred Stock, and in March 2000 for the Series C Preferred Stock. In connection with the conversion of preferred stock, the Company issued an aggregate of 1,285,455 shares of common stock.

7.   Subordinated Promissory Note Offering and Exercise of Warrants

     In January 2000, the Company completed its offering of $1,250,000 of Subordinated Unsecured Promissory Notes due 2001. In February 2000, conditions enabling the Company to call the warrants issued in connection with this offering were met. All of the warrants were exercised for cash in the amount of $1,590,625, reduction in the subordinated promissory notes of $512,500, subscriptions receivable of $84,375 and repayments of $50,000. After the exercise of warrants, the aggregate amount of notes remaining outstanding amounted to $687,500, less unamortized warrant valuation of $5,759.

8.   Subsequent Events -- Private Equity Offerings

     Subsequent to March 31, 2000, the Company completed private equity offerings of an aggregate of 100,000 shares of common stock for $395,000. The Company intends to use the proceeds of these offerings for working capital and other corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-QSB. Except for the historical information contained herein, the following discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this quarterly report on Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear herein. See "Forward Looking Statements; Cautionary Statement." The Company's actual results may differ materially from the results discussed in the forward-looking statements.

OVERVIEW

     Telenetics Corporation (the "Company") designs and manufactures wireless and landline remote monitoring products and systems that collect data from industrial devices such as meters, remote terminal units, traffic controllers, industrial controls, remote sensors and data loggers. The collected data is sent through wireless cellular and radio frequency networks or telephone lines to a host site, direct or via the Internet. The Company is an innovator of proprietary wireless data-communications solutions for utility, transportation, oil and gas and other industrial automation applications.

     The Company's results of operations have been and may continue to be subject to significant fluctuations. The results for a particular period may vary due to a number of factors, many of which are beyond the Company's control, including the timing and nature of revenues from product sales that are recognized during any particular quarter, the impact of price competition upon the Company's average selling prices, the availability and pricing of components for the Company's products, market acceptance of new product introductions by the Company and its competitors, the timing of expenditures in anticipation of future sales, product returns, the financial health of the Company's customers, the overall state of the modem, data and wireless communications industries, and economic conditions generally. In addition, the volume and timing of orders received during a quarter are difficult to forecast. The Company expects that its quarterly operating results will continue to fluctuate in the future as a result of these and other factors.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                                Three Months Ended March 31,
                                                                   2000               1999
                                                             ---------------     ---------------
Net sales..................................................          100.0%              100.0%
Cost of sales..............................................           66.2                73.9
                                                             ---------------     ---------------

Gross profit...............................................           33.8                26.1
Operating expenses:
  Selling, general and administrative......................           52.1                10.2
  Engineering and product development......................           19.1                 4.1
                                                             ---------------     ---------------

Income (loss) from operations..............................          (37.4)               11.8
Interest expense...........................................           (3.6)               (2.3)
Debt termination costs.....................................           (0.3)                 --
Other income...............................................              0                 0.9
                                                             ---------------     ---------------

Net income (loss)..........................................          (41.3%)              10.4%
                                                             ===============      ==============

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31,
1999

     NET SALES. Net sales for the three months ended March 31, 2000 were $2.9 million as compared to $3.8 million for the three months ended March 31, 1999, a decrease of $910,000 or approximately 24%. The decrease in net sales was primarily a result of decreased sales of the Company's products to Duquesne Light Company, through its subcontractor Sargent Electric Company, Itron and Bailey Network Systems, partially offset by revenues from the Company's GDI traffic management division, which was acquired in June 1999.

     GROSS PROFIT. Gross profit increased as a percentage of net sales by 7.7% to 33.8% for the three months ended March 31, 2000 as compared to 26.1% for the same period in 1999. This increase was primarily the result of the existence of significant revenues from the Company's GDI traffic management division, which typically carries higher gross margins. The Company acquired GDI in June 1999. The cost of sales decreased by $898,000 or approximately 32% to approximately $1.9 million during the three months ended March 31, 2000 from $2.8 million during the three months ended March 31, 1999. The decrease in cost of sales resulted primarily from the decrease in the volume of sales.

     SELLING GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by approximately $1.1 million, or approximately 289%, to $1.5 million during the three months ended March 31, 2000 from $391,000 during the three months ended March 31, 1999, and increased as a percentage of net sales from approximately 10% during the three months ended March 31, 1999 to approximately 52% during the three months ended March 31, 2000. The increase in expenses resulted primarily from four areas: the existence of selling, general and administrative expenses for the Company's GDI traffic management division and the eflex subsidiary, which were acquired in June 1999 and January 2000, respectively; an increase in salary expense associated with the Company's rapid internal growth and the addition of personnel that were previously employed by GDI and Sierra Digital, which the Company acquired during 1999, and eflex, which the Company acquired in January 2000; an increase in professional fees, primarily audit, accounting and legal costs; and an increase in non-cash amortization expense. Amortization expense amounted to $126,000 during the three months ended March 31, 2000 as compared to $8,000 during the same period in 1999. Amortization expense during the three months ended March 31, 2000 includes $90,000 in connection with deferred compensation arrangements, and $22,000 in amortization of goodwill.

     ENGINEERING AND PRODUCT DEVELOPMENT. Engineering and product development expense increased by $405,000 or approximately 261% to $560,000 during the three months ended March 31, 2000 from $155,000 during the three months ended March 31, 1999, and increased as a percentage of sales from approximately 4% during the three months ended March 31, 1999 to approximately 19% during the three months ended March 31, 2000. This increase in engineering and product development expense was primarily attributable to the creation and support of a research and development operation associated with the Company's acquisition of the eflex Wireless technology in January 2000. The increase was also due to an increase in professional services and outside consulting associated with the expansion of product development efforts of the Company. Engineering and product development expense during the three months ended March 31, 2000 includes $157,000 in amortization for deferred compensation arrangements in connection with the eflex acquisition, and $27,000 in amortization of investments in technology.

     INTEREST EXPENSE. Interest expense during the three months ended March 31, 2000 increased by $16,000 or approximately 18%, to $105,000, or 4% of net sales from $89,000 or approximately 2% of net sales during the same period for 1999. This increase in interest expense was primarily attributable to interest on the Company's 10% Subordinated Notes, of which $1,250,000 were issued in December 1999 and January 2000.

     OTHER INCOME. Other income was zero during the three months ended March 31, 2000, as compared to $36,000 during the three months ended March 31, 1999. Other income in the three months ended March 31, 1999 was primarily attributable to the resolution of certain liabilities for amounts less than the carrying value of those obligations.

     NET LOSS. Net loss for the three months ended March 31, 2000 was approximately $1.2 million or approximately 41% of net sales as compared to net income of $400,000 or 10% of net sales for the three months ended March 31, 1999. The increase in net loss was primarily due to increased operating expenses and to the decrease in net sales.

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended March 31, 2000, the Company financed its operations and capital expenditures primarily through working capital, proceeds from the Company's offering of 10% Subordinated Unsecured Promissory Notes due 2001 and proceeds under the Company's revolving line of credit. As of March 31, 2000, the Company had approximately $2.5 million in backlog orders for its products.

     As of March 31, 2000, the Company had working capital of approximately $1.35 million and an accumulated deficit of approximately $14 million. As of that date, the Company had a net bank overdraft of $279,000 and $2.8 million in accounts receivable. The Company also had promissory notes outstanding in the aggregate amount of approximately $1.4 million (net of $30,000 of unamortized discount) as of March 31, 2000, of which $75,000 was due to related parties.

     On April 2, 1999, the Company secured a revolving line of credit with Celtic Capital Corporation, a division of Foothill Capital Corporation. The line of credit bears interest at the greater of prime rate plus 3% (11.9% at March 31, 2000) or 10.75% per annum, is collateralized by substantially all of the assets of the Company and expires on October 2, 2000. The borrowing base under the line of credit is 80% of eligible accounts receivable up to a maximum borrowing of $3.0 million. As of March 31, 2000, the Company had borrowings of approximately $399,000 under the line of credit.

     Between November 15, 1999 and December 31, 1999, the Company issued $312,500 of 10% Subordinated Unsecured Promissory Notes due 2001. The Company closed the note offering in January 2000 after issuing additional notes totaling $937,500. Included with the sale of the notes were warrants to purchase one share of common stock of the Company for each dollar amount of the notes purchased, with an exercise price of $1.75 per share. In February 2000, conditions enabling the Company to call the warrants issued in connection with this offering were met. All of the warrants were exercised for cash in the amount of $1,590,625, reduction in the subordinated promissory notes of $512,500, subscriptions receivable of $84,375. After the exercise of warrants and repayments of $50,000, the aggregate amount of notes remaining outstanding as of March 31, 2000 was $687,500, less unamortized warrant valuation of $5,759.

     The cash proceeds from the offering of 10% Subordinated Unsecured Promissory Notes due 2001, together with current and anticipated borrowings under the Company's line of credit with Celtic Capital Corporation, have been, and will continue to be, used as working capital to fund research and development costs associated with the Company's products, costs associated with manufacturing and marketing such products and costs associated with the Company's continued growth and expansion.

     Effective as of January 7, 2000, the Company entered into a Stock Purchase Agreement in connection with the purchase by the Company of all of the issued and outstanding shares of capital stock of eflex Wireless, Inc. In connection with this transaction, the Company issued an aggregate of 750,000 shares of common stock, with an aggregate fair market value of $2,070,000. In addition, the Company agreed to issue up to 6,000,558 shares of common stock contingent upon the successful implementation of the acquired technology and installation of a specified number units and payable in certain increments between January 7, 2000 and December 31, 2004. In connection with the acquisition, the Company entered into certain employment and consulting agreements for periods up to five years with the principals of eflex which include the granting of options to purchase up to 1,150,000 shares of common stock at $1.75 per share.

     In April 2000, the Company completed a private equity offering of 40,000 shares of common stock at a price of $5.00 per share, with gross proceeds of $200,000. In May 2000, the Company closed another private equity offering of an aggregate of 60,000 shares of its common stock at $3.25 per share, with gross proceeds aggregating $195,000. The Company intends to use the proceeds of these private offerings for working capital and other corporate purposes.

     While the Company believes that cash flow from operations and its revolving line of credit with Celtic Capital Corporation will be adequate to fund its continuing operations for the next twelve months, the Company further believes that additional financing will be required to fund its plans to utilize the technology it obtained in connection with its acquisition of eflex and to fund other plans for future growth. The Company will require additional sources of liquidity through debt and/or equity financing, which it believes it has identified. However, there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. The inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations. If additional funds are raised by issuing equity or convertible debt securities, options or warrants, further dilution to the existing shareholders of the Company may result.

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

YEAR 2000 COMPLIANCE

    The Company has not experienced any significant problems as a result of the arrival of the Year 2000. Although no significant problems have materialized to date, the Company will continue to monitor its systems throughout the Year 2000, including the proper recognition of the leap year.

LOOKING AHEAD

     The Company believes that during 2000, a significant portion of revenues will be realized from certain opportunities that were uncovered and developed during fiscal 1999 and during the first quarter of 2000. Some of these opportunities are as follows:

     o WIRELESS SOLUTIONS. The Company believes that a significant portion of its future revenues will be generated through sales of its wireless products, the cellular-based Omega(TM) System and the TrafficWatch(TM) and patent pending AirWave(TM) module. The Company's acquisition of millimeter wave radio technology from Sierra Digital is also expected to contribute to this trend.

     o TRANSPORTATION INDUSTRY. The Company anticipates that its significant activities within the transportation industry and close work with several departments of transportation such as CALTRANS, Los Angeles Department of Transportation, Wyoming Department of Transportation, Pennsylvania Department of Transportation and several others that are currently customers of the Company will result in a significant increase in its business during 2000.

     o GROWTH THROUGH ACQUISITIONS. To expand its markets, the Company's business strategy includes growth through acquisitions. During the year ended December 31, 1999, the Company acquired certain assets of Greenland Corporation as well as all of the assets of GDI and Sierra Digital. In addition, in January 2000, the Company acquired all of the outstanding capital stock of eflex. The Company anticipates continuing this acquisition strategy during 2000.

     o DISTRIBUTION. The Company believes that its on-going aggressive plan in identifying and hiring distributors, VARs and system integrators will result in additional revenues in this sector in 2000 and beyond.

     o INTERNATIONAL BUSINESS. The Company anticipates a significant increase in international business. Current opportunities in China, Mexico, India, Spain and several other countries with which the Company has been involved may result in approximately $2.0 million of revenues during the next 18 months.

FORWARD-LOOKING STATEMENTS; CAUTIONARY STATEMENT

     Certain of the statements contained in this report, including those under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and especially those contained under "Liquidity and Capital Resources" and "Looking Ahead" sections are "forward-looking statements" that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this quarterly report on Form 10-QSB and risks associated with managing the Company's growth. While the Company believes that these statements are accurate, the Company's business is dependent upon general economic conditions and various conditions specific to the modem, data and wireless communications industries, and future trends and results cannot be predicted with certainty. In particular:

     o Although the Company's business strategy includes growth through acquisitions, identifying and pursuing acquisition opportunities and integrating acquired products and businesses requires a significant amount of management time and skill. There can be no assurance that the Company will be able to continue to identify suitable acquisition candidates, consummate additional acquisitions on acceptable terms or successfully integrate any acquired business into its operations. There also can be no assurance that any future acquisition will not have an adverse effect upon the Company's operating results, particularly in the fiscal quarters immediately following consummation of the acquisition while the acquired business is being integrated into the Company's operations.

     o In the past, the Company has experienced problems associated with under-capitalization, including the inability to ship products in a timely manner, which in some cases has caused customers to cancel a portion or all of their orders. Although the Company believes that it has identified sources of liquidity that will be adequate to fund its operations for the next twelve months, there can be no assurance that sufficient funds will be available or that the Company will not in the future experience problems associated with under-capitalization.

     o The Company has experienced significant growth during the last 18 months. As a result of this rapid growth, the Company has had to raise equity capital to fund its liquidity needs, the timing of which has, on occasion, resulted in the Company being required to purchase product components at less than optimal price points. As a result, the Company's gross margins on many of its product lines may fluctuate on a quarterly basis.

     o The Company has limited experience in marketing and selling its products in international markets. International customs, standards, approvals and political and economic uncertainties may adversely affect the Company's ability to ship its products internationally in a timely and profitable manner.

     o The trading price of the Company's common stock, like other technology stocks, is subject to significant volatility due to factors impacting the overall market that are unrelated to the Company's performance. The historical results of the Company's operations and financial position are not necessarily indicative of future financial performance. If revenues or earnings fail to meet securities analysts' expectations, there could be an immediate and significant adverse impact on the trading price of the Company's common stock.

     The Company has not experienced a material adverse impact of such risks and uncertainties and does not anticipate such an impact. However, no assurance can be given that such risks and uncertainties will not affect the Company's future results of operations or its financial position.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     On August 18, 1999, Drake & Drummond, a Nevada corporation, initiated an action in the Orange County Superior Court, Central (Case No. 813430) against the Company alleging, among other things, breach of contract, common count and declaratory relief arising out of a consulting agreement entered into between Drake & Drummond and the Company. The complaint seeks damages as follows: (i) cash in the amount of $535,000, plus interest, and (ii) judicial order directing the Company to sell to Drake & Drummond 950,000 shares of its common stock for $.01 per share. On October 8, 1999, the Company filed an answer to the complaint and filed a cross-complaint against Drake & Drummond alleging, among other things, breach of contract, rescission based upon fraud, and declaratory relief arising out of the same consulting agreement. The cross-complaint seeks: (i) damages according to proof at trial, (ii) rescission of the consulting agreement and restitution of all consideration received by Drake & Drummond, and (iii) a judicial declaration of the rights and liabilities of the parties. The Company intends to vigorously defend this action and pursue its cross-complaint against Drake & Drummond. At this point, the Company cannot determine what impact, if any, the ultimate resolution of this matter would have on its financial position or results of operations.

     On October 18, 1999, the Company initiated an action in the Orange County Superior Court, Central (Case No. 815922) by filing a complaint against Bibicoff & Associates and Harvey A. Bibicoff, its primary shareholder and chief executive officer, alleging, among other things, breach of contract, rescission based upon fraud, breach of fiduciary duty and declaratory relief arising out of a consulting agreement entered into between defendants and the Company. The complaint seeks damages according to proof at trial, rescission of the consulting agreement and restitution of all consideration received by defendants and a judicial declaration of the rights and liabilities of the parties. On December 6, 1999, defendants filed an answer to the complaint denying all material allegations contained therein. Defendants, together with five of the Company's debenture holders and shareholders affiliated with defendants, concurrently filed a cross-complaint against the Company and Michael Armani, who is a director and the President and Chief Executive Officer of the Company, for damages and rescission based upon alleged misrepresentations, false promises and non-disclosures by the Company and Mr. Armani in connection with the cross-complainants' purchase of their interests in the Company. The cross-complaint also contains breach of contract claims arising out of the consulting agreement between the Company and certain of the defendants and purported oral contracts between the Company and certain of the cross-complainants. The Company and Mr. Armani filed an answer to the cross-complaint denying all material allegations contained therein. The Company intends to vigorously defend the cross-complaint that was filed against it. At this point, the Company cannot determine what impact, if any, the ultimate resolution of this matter would have on its financial position or results of operations.

     On January 28, 2000, Aeris Communications, Inc., a California corporation, initiated an action in the United States District Court for the Northern District of California (Case No. C00-00328) against the Company alleging, among other things, patent infringement of two United States patents held by Aeris Communications. The alleged patent infringement relates to certain technology the Company acquired in connection with its acquisition of eflex. The litigation is in its initial stages. The Company believes that the allegations in the complaint are without merit and it intends to vigorously defend this action. At this point, the Company cannot determine what impact, if any, the ultimate resolution of this matter would have on its financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Recent Sales of Unregistered Securities.

     In January 2000, in connection with the Company's acquisition of all of the issued and outstanding shares of eflex Wireless, Inc., the Company issued a total of 750,000 shares of common stock to four individuals, with an aggregate value of $2,070,000. In connection with this transaction, the Company also issued options to purchase up to 1,150,000 shares at $1.75 per share to three principals of eflex and to one entity, Saunders & Parker, Inc., which provides consulting services to the Company.

     In January 2000, the Company issued 34,425 shares to its legal counsel in consideration of cancellation of debt in the aggregate amount of $147,983.

     In January 2000, a consultant of the Company exercised options to purchase 100,000 shares of common stock through a cashless exercise at a price of $0.75 per share. The Company issued 90,840 shares of common stock pursuant to the cashless exercise.

     In January 2000, the Company issued an aggregate of 60,000 shares of common stock at $2.56 per share to an employee of the Company in connection with services to be rendered to the Company.

     Effective January 2000, the Company granted to Brookstreet Securities, a corporate finance consultant, non-qualified options to purchase up to 180,000 shares of common stock of the Company at an exercise price of $2.56 per share, of which options to purchase 90,000 shares were immediately exercisable, and options to purchase the remaining shares are exercisable in twelve equal monthly installments beginning February 3, 2000. In March 2000, Brookstreet exercised its option to purchase 90,000 shares of common stock of the Company.

    Effective January 2000, the Company granted non-qualified options to purchase up to 200,000 shares of its common stock at $3.00 per share to M.H. Meyerson & Co., Inc., a company providing investment banking services to the Company on a non-exclusive basis.

     Between January and February 2000, the Company issued 30,000 shares of its common stock upon the exercise of certain warrants, at an exercise price of $1.00 per share, that had been issued in connection with the Company's offering of Subordinated Unsecured Promissory Notes due 2000.

     During January and February 2000, Interfirst Capital Corp., a consultant of the Company, exercised options to purchase an aggregate of 200,000 shares of common stock at an exercise price of $1.75 per share.

     In February 2000, all warrants issued in connection with the Company's issuance of $1,250,000 of 10% Subordinated Unsecured Promissory Notes due 2001 were called by the Company and such warrants were exercised for an aggregate of 1,250,000 shares of common stock at an exercise price of $1.75 per share.

     In February 2000, the Company issued 15,000 shares of common stock upon the exercise of warrants issued in connection with the Company's 1999 exchange offering. The warrants were exercisable at $1.875 per share.

     Between January and March 2000, the Company issued an aggregate of 1,285,455 shares of common stock upon the automatic conversion of all shares of each class of preferred stock of the Company as follows: in January 2000, an aggregate of 756,884 shares of common stock were issued upon the conversion of all shares of Series A 7.0% Convertible Redeemable Preferred Stock; in February 2000, an aggregate of 128,571 shares of common stock were issued upon the conversion of all shares of Series B Convertible Preferred Stock; and in March 2000, the Company issued an aggregate of 400,000 shares of common stock upon the conversion of its Series C 7.0% Convertible Preferred Stock.

     Between January and March 2000, the Company issued an aggregate of 23,923 shares upon the exercise of certain five-year warrants issued to the Company's placement agent, Taglich Brothers, D'Amadeo, Wagner & Company, in connection with the Company's offering of shares of its Series A Convertible Redeemable Preferred Stock in April 1999. The warrants were exercisable at a price of $2.10 per share.

     The issuances of securities of the Company in the above-referenced transactions were effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), as transactions not involving a public offering. Exemption from the registration provisions of the Securities Act is claimed on the basis that such transaction did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide.

         Dividends.

     Pursuant to the terms of the Company's 10% Subordinated Unsecured Promissory Notes due 2000 and 10% Subordinated Unsecured Promissory Notes due 2001, the Company is restricted in its ability to declare and pay dividends and redeem or repurchase any shares of its common stock. The Company was in compliance with all covenants of these notes at March 31, 2000.

     In addition, pursuant to state law, the Company may be restricted from paying dividends to its holders of common stock as a result of its accumulated deficit as of March 31, 2000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the quarter ended March 31, 2000, no matters were submitted to a vote of the holders of the Company's securities.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  27.1  Financial Data Schedule.

         (b)      Reports on Form 8-K.

                  On January 21, 2000, the Company filed a Form 8-K reporting on the acquisition of all of the issued and outstanding stock of eflex Wireless, Inc., as amended by a Form 8-K/A filed March 22, 2000.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TELENETICS CORPORATION


Dated: May 22, 2000               By: /s/ DAVID L. STONE
                                      ------------------------------------------
                                      David L. Stone
                                      Chief Financial Officer
                                      (principal financial and accounting
                                       officer)

                                  EXHIBIT INDEX


Exhibit No.                Description
-----------                -----------

27.1                       Financial Data Schedule