Form 10QSB/A
period 2000-03-31
TELENETICS CORP
filed 2000-07-25
CIK 810018

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

     RESTATEMENT OF FINANCIAL INFORMATION TO CORRECT TYPOGRAPHICAL ERROR

     This Quarterly Report on Form 10-QSB/A No. 1 is filed to restate the Company's financial statements for the quarterly period ended March 31, 2000.

     Due to a typographical error, the basic and diluted earnings (loss) per share as indicated on the face of the Company's Condensed Consolidated Statements of Operations for March 31, 2000 were reported incorrectly as $0.096 earnings per share rather than ($0.096) loss per share. The related footnotes, discussion and financial data schedule entries were unaffected by this typographical error.

     The accompanying pages have been amended and restated to correct for the typographical error described above.

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

                                       TELENETICS CORPORATION
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           MARCH 31, 2000
                                             (Unaudited)


                                                                 Three Months Ended March 31,
                                                                   2000               1999
                                                             ---------------     ---------------
Net sales                                                    $    2,928,014      $    3,838,050
Cost of sales                                                     1,939,797           2,837,836
                                                             ---------------     ---------------
Gross profit                                                        988,217           1,000,214
Operating expenses:
     Selling, general and administrative                          1,524,929             391,299
     Engineering and product development                            559,842             155,178
                                                             ---------------     ---------------
Income (loss) from operations                                    (1,096,554)            453,737
Interest expense                                                   (104,729)            (88,773)
Debt termination costs                                               (7,771)                  0
Other income                                                              0              36,298
                                                             ---------------     ---------------
Income (loss) before income taxes                                (1,209,054)            401,262

Income taxes                                                            800                 829
                                                             ---------------     ---------------

Net income (loss)                                            $   (1,209,854)     $      400,433
                                                             ===============     ===============

Earnings (loss) per share:
     Basic                                                   $        (.096)      $         .042
                                                             ===============     ===============
     Diluted                                                 $        (.096)      $         .038
                                                             ===============     ===============

Common shares used in computing earnings (loss) per share:
     Basic                                                       12,767,215           9,527,165
                                                             ===============     ===============
     Diluted                                                     12,767,215          10,468,785
                                                             ===============     ===============


               See accompanying notes to condensed consolidated financial statements.

                                       TELENETICS CORPORATION
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           MARCH 31, 2000
                                             (Unaudited)


                                                                 Three Months Ended March 31,
                                                                   2000               1999
                                                             ---------------     ---------------
Cash flows from operating activities:
     Net income (loss)                                       $   (1,209,854)     $      400,433
     Adjustments to reconcile net income to net cash
     provided by (used in) operations:
         Depreciation and amortization                              130,603              24,743
         Compensation for non-employee stock options                176,725                  --
         Amortization of unearned compensation for
           employee stock and options                                70,631                  --
        Provision for doubtful accounts                               8,500                  --
        Changes in operating assets and liabilities, net
          of business acquisition:
            Accounts receivable                                  (1,195,924)            362,692
            Inventories                                             202,836           1,194,438
            Prepaid expenses and other current assets               (55,973)            (34,783)
            Other assets                                                 --               3,424
            Accounts payable                                       (281,365)           (871,683)
            Accrued expenses                                       (109,668)            (18,491)
            Advance payments from customers                         (35,189)           (573,965)
                                                             ---------------     ---------------
Net cash provided by (used in) operating activities              (2,298,678)            486,808
                                                             ---------------     ---------------

Cash flows from investing activities:
     Purchases of property and equipment                           (124,048)             (6,435)
     Cash acquired in connection with business acquisition           19,909                  --
     Amounts collected from (advanced to) related parties           (16,769)            (35,363)
                                                             ---------------     ---------------
Net cash used in investing activities                              (120,908)            (41,798)
                                                             ---------------     ---------------

Cash flows from financing activities:
     Bank overdraft                                                 (39,250)            (18,010)
     Net decrease in obligations under factoring agreement               --            (475,836)
     Net proceeds from revolving line of credit                    (398,696)                 --
     Repayments of obligation under capital leases                   (8,697)                 --
     Repayments of notes payable                                   (322,890)                 --
     Repayments of related party debt                               (10,000)            (30,000)
     Proceeds of convertible promissory notes                       871,000                  --
     Proceeds from exercise of warrants and options               2,412,163                  --
     Proceeds from subscription receivable                               --             224,959
     Costs of private placement                                          --             (14,067)
     Dividends on preferred stock                                   (12,095)                 --
                                                             ---------------     ---------------
Net cash provided by (used in) financing activities               2,491,535            (312,954)
                                                             ---------------     ---------------
Net increase in cash                                                 71,949             132,056

Cash, beginning of period                                               645                  --
                                                             ---------------     ---------------
Cash, end of period                                          $       72,594      $      132,056
                                                             ===============     ===============


               See accompanying notes to condensed consolidated financial statements.

                                       TELENETICS CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                           MARCH 31, 2000
                                             (Unaudited)


                                                                Three Months Ended March 31,
                                                                   2000               1999
                                                             ---------------     ---------------
Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                $       81,480       $      60,609
                                                             ===============      ==============
     Income taxes                                                        --                  --
                                                             ===============      ==============

Supplemental disclosures of non-cash investing and financing activities:

     Issuance of common stock upon conversion of preferred stock:
         Class "A"                                           $      775,976                  --
         Class "B"                                                  249,106                  --
         Class "C"                                                  550,000                  --
                                                             ---------------      --------------
                                                                  1,575,082                  --
                                                             ===============      ==============
     Issuance of common stock upon conversion of debt               147,983                  --
                                                             ===============      ==============
     Issuance of common stock for services                          153,720                  --
                                                             ===============      ==============
     Issuance of common stock upon exercise of warrants
       pursuant to subscription agreements                           84,375                  --
                                                             ===============      ==============
     Warrants issued in connection with issuance
       of subordinated promissory notes                              10,013                  --
                                                             ===============      ==============
     Subordinated promissory note issued in exchange
       for related party note payable                                62,500                  --
                                                             ===============      ==============
     Issuance of common stock in connection with
       acquisition                                                2,070,000                  --
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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                                Three Months Ended March 31,
                                                                   2000               1999
                                                             ---------------     ---------------
Net sales..................................................          100.0%              100.0%
Cost of sales..............................................           66.2                73.9
                                                             ---------------     ---------------

Gross profit...............................................           33.8                26.1
Operating expenses:
  Selling, general and administrative......................           52.1                10.2
  Engineering and product development......................           19.1                 4.1
                                                             ---------------     ---------------

Income (loss) from operations..............................          (37.4)               11.8
Interest expense...........................................           (3.6)               (2.3)
Debt termination costs.....................................           (0.3)                 --
Other income...............................................              0                 0.9
                                                             ---------------     ---------------

Net income (loss)..........................................          (41.3%)              10.4%
                                                             ===============     ===============

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

                                    TELENETICS CORPORATION


Dated: July 24, 2000               By: /s/ DAVID L. STONE
                                      ------------------------------------------
                                      David L. Stone
                                      Chief Financial Officer
                                      (principal financial and accounting
                                       officer)

                                  EXHIBIT INDEX


Exhibit No.                Description
-----------                -----------

27.1                       Financial Data Schedule