Form 10QSB
period 2000-06-30
TELENETICS CORP
filed 2000-08-21
CIK 810018

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ______________ .

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


                                  NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No [ ]

As of August 18, 2000, there were 15,299,502 shares of the Company's common stock outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


                             TELENETICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000
                                   (Unaudited)


                                     ASSETS

                                                                      June 30,
                                                                        2000
                                                                   -------------
Current assets:
    Cash                                                           $      2,559
    Accounts receivable                                               1,911,399
    Receivable from related parties                                     178,240
    Inventories                                                       2,242,723
    Prepaid expenses and other current assets                           315,429
                                                                   -------------
Total current assets                                                  4,650,350

Property, plant and equipment, net                                      850,404
Goodwill, net                                                           343,003
Investments in technology and other intangible assets, net            3,486,090
Other assets                                                             95,751
                                                                   -------------
Total assets                                                       $  9,425,598
                                                                   =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Bank overdraft                                                $    309,798
     Revolving line of credit                                           115,860
     Subordinated promissory notes                                      683,363
     Current portion of related party debt                              250,000
     Current portion of obligations under capital leases                 23,348
     Accounts payable                                                 1,643,339
     Accrued expenses                                                   859,947
     Advance payments from customers                                     69,172
                                                                   -------------
Total current liabilities                                             3,954,827

Note Payable                                                            325,000
Subordinated promissory notes                                           683,070
Obligations under capital leases, less current portion                   47,910
                                                                   -------------
Total liabilities                                                     5,010,807
                                                                   -------------
Shareholders' equity:
     Preferred stock, no par value. Authorized 5,000,000 shares;
       no shares issued and outstanding                                      --
     Common stock, no par value. Authorized 25,000,000 shares;
       issued and outstanding 15,018,502 shares                      21,958,446
     Subscriptions receivable                                           (73,250)
     Unearned compensation                                             (709,537)
     Accumulated deficit                                            (16,760,868)
                                                                   -------------
Total shareholders' equity                                            4,414,791
                                                                   -------------
                                                                   $  9,425,598
                                                                   =============

     See accompanying notes to condensed consolidated financial statements.

                                               TELENETICS CORPORATION
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (Unaudited)

                                                 Three Months      Three Months       Six Months        Six Months
                                                Ended June 30,    Ended June 30,    Ended June 30,    Ended June 30,
                                                     2000              1999              2000              1999
                                                --------------    --------------    --------------    --------------
Net sales                                       $   1,345,769     $   3,787,975     $   4,273,783     $   7,626,025
Costs of sales                                        882,735         2,759,806         2,822,532         5,597,642
                                                --------------    --------------    --------------    --------------

Gross profit                                          463,034         1,028,169         1,451,251         2,028,383

Selling, general and
  administrative expenses                           1,921,918           848,618         3,446,847         1,239,917
Engineering and
  product development expenses                        692,234           155,587         1,252,076           310,765
                                                --------------    --------------    --------------    --------------

Income (loss) from operations                      (2,151,118)           23,964        (3,247,672)          477,701

Interest expense                                     (130,379)          (68,487)         (235,108)         (157,260)
Debt termination costs                                 (1,756)          (84,465)           (9,527)          (84,465)
Litigation settlement                                (448,213)               --          (448,213)               --
Other income                                               --                36                --            36,334
                                                --------------    --------------    --------------    --------------

Income (loss) before income taxes                  (2,731,466)         (128,952)       (3,940,520)          272,310

Income taxes                                              800                --             1,600               829
                                                --------------    --------------    --------------    --------------

Net income (loss)                               $  (2,732,266)    $    (128,952)    $  (3,942,120)    $     271,481
                                                ==============    ==============    ==============    ==============
Earnings (loss) per common share:
     Basic                                      $        (.19)    $        (.02)    $        (.29)    $         .03
                                                ==============    ==============    ==============    ==============
     Diluted                                    $        (.19)    $        (.02)    $        (.29)    $         .03
                                                ==============    ==============    ==============    ==============

Common shares used in
 computing earnings (loss) per common share:
     Basic                                         14,452,964         9,576,066        13,610,089         9,551,751
                                                ==============    ==============    ==============    ==============
     Diluted                                       14,452,964         9,576,066        13,610,089        11,044,096
                                                ==============    ==============    ==============    ==============

                       See accompanying notes to condensed consolidated financial statements.

                                                         F-2

                                      TELENETICS CORPORATION
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                                                   Six Months         Six Months
                                                                 Ended June 30,     Ended June 30,
                                                                      2000               1999
                                                                 ---------------    --------------
Cash flows from operating activities:
     Net income (loss)                                           $   (3,942,120)    $     271,481
     Adjustments to reconcile net income (loss) to net cash
     used in operations:
         Depreciation and amortization                                  254,330            80,787
         Stock issued for services                                       44,693            25,000
         Compensation for non-employee stock options                    346,778                --
         Amortization of unearned compensation for
           Employee stock and options                                   141,263                --
         Stock and warrants issued in connection
           Settlement of litigation                                     448,213                --
         Warrants issued in connection with
           debt to equity conversion                                         --            17,797
         Provision for doubtful accounts                                 28,500                --
         Benefits from debt relief                                        9,527           (36,160)
         Changes in operating assets and liabilities:
            Accounts receivable                                        (364,268)          122,612
            Inventories                                                (336,484)        1,903,028
            Prepaid and other assets                                   (234,650)             (266)
            Accounts payable                                            221,831        (1,343,623)
            Accrued expenses                                            147,943            15,489
            Advance payment from customers                              (20,687)       (1,309,279)
                                                                 ---------------    --------------
Net cash used in operating activities                                (3,255,131)         (253,134)
                                                                 ---------------    --------------
Cash flows from investing activities:
     Purchases of property, plant and equipment                        (185,771)          (22,426)
     Payments for business acquisitions                                (188,395)         (378,901)
     Other assets                                                       (42,311)         (121,430)
     Amounts collected from (advanced to) related parties               (19,618)          (54,981)
                                                                 ---------------    --------------
Net cash used in investing activities                                  (436,095)         (577,738)
                                                                 ---------------    --------------
Cash flows from financing activities:
     Bank overdraft                                                      (8,789)           41,618
     Proceeds from (repayment on) obligation under
         factoring agreement                                                 --          (289,627)
     Net proceeds from (repayment of) revolving line
         of credit                                                     (681,942)           29,228
     Repayments of long-term debt                                      (202,521)               --
     Repayments of related party debt                                  (110,000)          (40,553)
     Proceeds from subscription receivable                                   --           224,959
     Proceeds from subordinated notes payable                           871,000                --
     Proceeds from exercise of warrants and options                   2,576,567            45,000
     Proceeds of Common Stock offerings                               1,330,950                --
     Proceeds of Series A 7.0% Convertible Redeemable
         Preferred Stock offering                                            --           881,843
     Debt issuance costs                                                     --           (61,149)
     Dividends on preferred stock                                       (12,095)               --
     Offering costs                                                     (70,030)               --
                                                                 ---------------    --------------
Net cash provided by financing activities                             3,693,140           831,319
                                                                 ---------------    --------------
Net increase in cash                                                      1,914               447

Cash, beginning of period                                                   645                --
                                                                 ---------------    --------------
Cash, end of period                                              $        2,559     $         447
                                                                 ===============    ==============

              See accompanying notes to condensed consolidated financial statements.

                                               F-3

                                           TELENETICS CORPORATION
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                 (Unaudited)

                                                                            Six Months         Six Months
                                                                           Ended June 30,     Ended June 30,
                                                                                2000               1999
                                                                           --------------     --------------
Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                              $       80,294     $     129,283
                                                                           ===============    ==============
     Income taxes                                                                      --                --
                                                                           ===============    ==============

Supplemental disclosures of non-cash investing and financing activities:

     Issuance of common stock upon conversion of preferred stock:
         Class "A"                                                         $      775,976                --
         Class "B"                                                                249,106                --
         Class "C"                                                                550,000                --
                                                                           ---------------    --------------
                                                                                1,575,082                --
                                                                           ===============    ==============
     Issuance of common stock upon conversion of debt                             197,983            68,000
                                                                           ===============    ==============
     Issuance of common stock for services                                        153,720                --
                                                                           ===============    ==============
     Issuance of common stock upon exercise of warrants
       pursuant to subscription agreements                                        121,875                --
                                                                           ===============    ==============
     Warrants issued in connection with issuance
       of subordinated promissory notes                                            10,013                --
                                                                           ===============    ==============
     Subordinated promissory note issued in exchange
       for related party note payable                                              62,500                --
                                                                           ===============    ==============
     Issuance of common stock in connection with
       acquisition                                                              2,070,000                --
                                                                           ===============    ==============
     Subordinated promissory note issued in connection
       with acquisition                                                           325,000                --
                                                                           ===============    ==============
     Issuance of common stock for services in connection
       with common stock offering in process                                      406,200                --
                                                                           ===============    ==============
     Issuance of Series A 7.0% Convertible Redeemable
        Preferred Stock upon conversion of debt                                        --           185,000
                                                                           ===============    ==============
     Issuance of preferred stock upon business acquisitions:
        Series B Convertible Preferred Stock (Greenland)                               --           185,000
                                                                           ===============    ==============
        Series C 7.0% Convertible Preferred Stock
            (Sunnyvale General Devices and Instruments)                                --           550,000
                                                                           ===============    ==============

                   See accompanying notes to condensed consolidated financial statements.

                                                    F-4

                             TELENETICS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 2000

1.       BASIS OF PRESENTATION AND BUSINESS

         The accompanying condensed consolidated financial statements have been prepared by Telenetics Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of June 30, 2000 and the results of operations and cash flows for the related interim periods ended June 30, 2000 and 1999. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or any other period.

         The accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed on April 14, 2000 as part of the Company's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

2.       INVENTORIES

         Inventories consist of the following:                   June 30, 2000
                                                                ---------------
         Raw materials                                          $    1,458,723
         Work-in-process                                               692,500
         Finished goods                                                 91,500
                                                                ---------------
                                                                $    2,242,723
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

         On August 18, 1999, Drake & Drummond, a Nevada corporation, initiated an action in the Orange County Superior Court, Central (Case No. 813430) against the Company alleging, among other things, breach of contract, common count and declaratory relief arising out of a consulting agreement entered into between Drake & Drummond and the Company. On October 8, 1999, the Company filed an answer to the complaint and filed a cross-complaint against Drake & Drummond alleging, among other things, breach of contract, rescission based upon fraud, and declaratory relief arising out of the same consulting agreement. Effective, as of June 30, 2000, the Company and Drake & Drummond settled this litigation. The settlement was paid with 50,000 shares of the Company's common stock, with a fair market value of $201,550, and a five-year warrant to purchase up to 200,000 shares of common stock at $5.00 per share.

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

         On January 28, 2000, Aeris Communications, Inc., a California corporation, initiated an action in the United States District Court for the Northern District of California (Case No. C00-00328) against the Company alleging, among other things, patent infringement of two United States patents held by Aeris Communications. The alleged patent infringement relates to certain technology the Company acquired in connection with its acquisition of eflex Wireless, Inc. The court dismissed this action on June 28, 2000.

         On June 27, 2000, Racon, Inc., a Washington corporation, and Daniel A. Blattman initiated an action in the King County Superior Court in the State of Washington (Case No. 00-2-17912-OSEA) against the Company alleging, among other things, breach of contract and default on a promissory note arising out of the Asset Purchase Agreement dated April 21, 2000 between the Company and Racon. The complaint seeks damages according to proof at trial in an amount not less than $50,000 with respect to Racon, and not less than $325,0000 with respect to Mr. Blattman, plus an award of prejudgment and/or default interest and attorneys' fees. The Company intends to vigorously defend this action. At this point, the Company cannot determine what impact, if any, the ultimate resolution of this matter would have on its financial position or results of operations.

4.       EARNINGS (LOSS) PER COMMON SHARE

         Basic earnings (loss) per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the periods. Diluted earnings per share reflect per share amounts that would have resulted from the dilutive potential effect of common stock instruments. The net loss for the three and six months ended June 30, 2000 has been adjusted by $12,095 for dividends during such period on the Company's preferred stock to arrive at the basic loss per share of common stock.

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

8.       ACQUISITION OF ASSETS OF RACON

         In April 2000, the Company entered into an agreement with Racon, Inc. ("Racon") to purchase certain assets related to its microwave business, as well as assume certain liabilities in exchange for $50,000 in cash and a $325,000 convertible promissory note. At June 30, 2000, the cash payment had not yet been paid. The convertible promissory note accrues interest at 7.5% and is payable in monthly installments of interest only through maturity of April 28, 2001, at which time all unpaid principal and interest are due. The note is convertible at the option of the holder into common stock at a price of $7.00 per share. The Company can mandate the conversion at $7.00 per share when the average closing price of the Company's common stock is at least $9.00 per share for ten consecutive trading days. Racon was a competitor of Sierra Digital Communications, Inc. which the Company acquired in July 1999.

9.       EQUITY DRAW DOWN FACILITY

         In June 2000, the Company and an investor entered into an equity draw down facility pursuant to which the investor committed to purchase up to $50,000,000 of the Company's common stock over an 18-month period. The Company must register the shares for resale prior to their issuance to the investor. The Company periodically may request a draw of an amount between $250,000 and $3,000,000 of the commitment. On a weekly basis during the 22-day trading period designated in the draw down request, the amount of money that the investor will provide to the Company and the number of shares the Company will issue to the investor in return for that money will be settled based on the formula contained in the stock purchase agreement that established the equity draw down facility. The investor will receive a 10% discount to the market price for the 22-day period, which discount may be increased under certain circumstances, and the Company will receive the settled amount of the draw down less a $1,500 escrow fee and a 6% placement fee payable to a placement agent that introduced the Company to the investor.

         In lieu of providing the investor with a minimum draw down commitment, the Company issued to the investor at the closing a five-year warrant to purchase up to 308,627 shares of common stock at an exercise price of $4.8602, which was 120% of the average stock price on the trading day immediately prior to the closing of the agreement. At each draw down settlement, if any, after $25,000,000 has been drawn down pursuant to the stock purchase agreement, the Company must issue to the investor a warrant to purchase up to a number of shares of common stock equal to 5% of the purchase price of such draw down divided by the average stock price on the trading day immediately prior to the date of settlement of the draw down, with such warrant having an exercise price equal to the lower of $4.8602 or 120% of the average stock price on the trading day immediately prior to the settlement date.

         Pursuant to the placement agent agreement, the Company issued to the placement agent at the closing of the stock purchase agreement a five-year warrant to purchase up to 308,627 shares of common stock at an exercise price of $4.8602 and agreed to issue additional warrants to the placement agent at the same times and on the same terms that additional warrants may be issued to the investor as described above.

10.      PRIVATE EQUITY OFFERING

         During the six months ended June 30, 2000, the Company sold 40,000 shares of common stock at $5.00 per share and 396,912 shares of common stock at $3.25 per share, less costs of $46,800, in a private equity offering.

11.      SUBSEQUENT EVENT

         Subsequent to June 30, 2000, the Company completed a private equity offering of an aggregate of 230,000 shares of common stock for $747,500, less costs of $27,975. The Company intends to use the proceeds of this offering for working capital and other corporate purposes.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                    Three Months ended June 30,
                                                    ---------------------------
                                                       2000             1999
                                                    ----------       ----------

Net sales.....................................        100.0%            100.0%
Cost of sales.................................         65.5              72.9
                                                    ----------       ----------

Gross profit..................................         34.4              27.1

Selling, general and administrative...........        142.8              22.4
Engineering and product development...........         51.4               4.1
                                                    ----------       ----------

Operating income (loss).......................       (159.8)              0.6

Interest expense..............................         (9.7)             (1.8)
Debt termination costs........................         (0.1)             (2.2)
Litigation settlement.........................        (33.3)               --
                                                    ----------       ----------
Net loss......................................        203.0%              3.4%
                                                    ==========       ===========

         NET SALES. Net sales for the three months ended June 30, 2000 were $1.3 million as compared to $3.8 million for the three months ended June 30, 1999, a decrease of $2.4 million or approximately 64.5%. The decrease in net sales was primarily a result of decreased sales of the Company's products to Duquesne Light Company, through its subcontractor Sargent Electric Company, and engineering and production delays in the Company's new products, which included delays in the completion of designs, design changes, delays in the completion of testing and unexpectedly long lead times for certain components. To address these issues, the Company has named a chief operating officer and is working on improving its engineering and manufacturing systems.

         GROSS PROFIT. Gross profit increased as a percentage of net sales by 7.3% to 34.4% for the three months ended June 30, 2000 as compared to 27.1% for the same period in 1999. This increase was primarily the result of significant revenues contributed by the Company's GDI traffic management division, which typically carries higher gross margins. The Company acquired GDI in June 1999. The cost of sales decreased by $1.9 million or approximately 68.0% to approximately $883,000 during the three months ended June 30, 2000 from $2.8 million during the three months ended June 30, 1999. The decrease in cost of sales resulted primarily from the decrease in the volume of sales.

         SELLING GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by approximately $1.1 million, or approximately 126.5%, to $1.9 million during the three months ended June 30, 2000 from $849,000 during the three months ended June 30, 1999, and increased as a percentage of net sales from approximately 22.4% during the three months ended June 30, 1999 to approximately 142.8% during the three months ended June 30, 2000. The increase in expenses resulted primarily from the following: (1) an increase in amortization expense; (2) an increase in professional fees, primarily legal costs in association with litigation matters; (3) the existence of selling, general and administrative expenses for the Company's GDI traffic management division which was acquired in June 1999; (4) and an increase in salary expense associated with the Company's rapid internal growth and the addition of personnel. Amortization expense amounted to $362,000 during the three months ended June 30, 2000 as compared to $8,000 during the same period in 1999. Amortization expense during the three months ended June 30, 2000 includes $84,000 in connection with deferred compensation arrangements, and $22,000 in amortization of goodwill.

         ENGINEERING AND PRODUCT DEVELOPMENT. Engineering and product development expense increased by $537,000 or approximately 344.9% to $692,000 during the three months ended June 30, 2000 from $156,000 during the three months ended June 30, 1999, and increased as a percentage of sales from approximately 4.1% during the three months ended June 30, 1999 to approximately 51.4% during the three months ended June 30, 2000. This increase in engineering and product development expense was primarily attributable to the creation and support of a research and development operation associated with the Company's acquisition of the eflex Wireless technology in January 2000. Engineering and product development expense during the three months ended June 30, 2000 includes $157,000 in amortization for deferred compensation arrangements in connection with the eflex acquisition, and $26,000 in amortization of investments in technology.

         INTEREST EXPENSE. Interest expense during the three months ended June 30, 2000 increased by $62,000 or approximately 90.4%, to $130,000, or 9.7% of net sales from $68,000 or approximately 1.8% of net sales during the same period for 1999. This increase in interest expense was primarily attributable to interest on the Company's 10% Subordinated Notes, of which $1,250,000 were issued in December 1999 and January 2000.

         LITIGATION SETTLEMENT. Litigation settlement expense during the three months ended June 30, 1999 was 0 as compared to litigation settlement expenses of $448,000 for the same period in 2000, which costs were attributable to the Drake & Drummond litigation settlement, which settlement was paid with 50,000 shares of the Company's common stock, with a fair market value of $201,550, and a warrant to purchase up to 200,000 shares of common stock at $5.00 per share.

         OTHER INCOME. Other income was 0 during the three months ended June 30, 2000, as compared to $36 during the three months ended June 30, 1999.

         NET LOSS. Net loss for the three months ended June 30, 2000 was approximately $2.7 million or approximately 203.0% of net sales as compared to net loss of $129,000 or 3.4% of net sales for the three months ended June 30, 1999. The increase in net loss was primarily due to increased operating expenses and to the decrease in net sales.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                      Six Months ended June 30,
                                                      -------------------------
                                                         2000           1999
                                                      ----------     ----------

Net sales..........................................     100.0%          100.0%
Cost of sales......................................      66.0            73.4
                                                      ----------     ----------

Gross profit.......................................      34.0            26.6

Selling, general and administrative expenses.......      80.7            16.3
Engineering and product development expenses.......      29.3             4.1
                                                      ----------     ----------

Operating income (loss)............................     (76.0)            6.3

Interest expense...................................      (5.5)           (2.1)
Debt termination costs.............................      (0.2)           (1.1)
Litigation settlement..............................     (10.5)             --
Other income.......................................        --             0.5
                                                      ----------     ----------
Net income (loss)..................................     (92.2)%           3.6%
                                                      ==========     ==========

         NET SALES. Net sales for the six months ended June 30, 2000 were $4.3 million as compared to $7.6 million for the six months ended June 30, 1999, a decrease of $3.4 million or approximately 44.0%. The decrease in net sales was primarily a result of decreased sales of the Company's products to Duquesne Light Company, through its subcontractor Sargent Electric Company, and engineering and production delays in the Company's new products, which included delays in the completion of designs, design changes, delays in the completion of testing and unexpectedly long lead times for certain components. To address these issues, the Company has named a chief operating officer and is working on improving its engineering and manufacturing systems.

         GROSS PROFIT. Gross profit increased as a percentage of net sales by 7.4% to 34.0% for the six months ended June 30, 2000 as compared to 26.6% for the same period in 1999. This increase was primarily the result of significant revenues contributed by the Company's GDI traffic management division, which typically carries higher gross margins. The Company acquired GDI in June 1999. The cost of sales decreased by $2.8 million or approximately 49.6% to approximately $2.8 million during the six months ended June 30, 2000 from $5.6 million during the six months ended June 30, 1999. The decrease in cost of sales resulted primarily from the decrease in the volume of sales.

         SELLING GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by approximately $2.2 million, or approximately 178.0%, to $3.4 million during the six months ended June 30, 2000 from $1.2 million during the six months ended June 30, 1999, and increased as a percentage of net sales from approximately 16.3% during the six months ended June 30, 1999 to approximately 80.7% during the six months ended June 30, 2000. The increase in expenses resulted primarily from the following: (1) the existence of selling, general and administrative expenses for the Company's GDI traffic management division which was acquired in June 1999; (2) an increase in professional fees, primarily legal costs in association with litigation matters; and (3) an increase in salary expense associated with the Company's rapid internal growth and the addition of personnel. Amortization expense amounted to $440,000 during the six months ended June 30, 2000 as compared to $15,000 during the same period in 1999. Amortization expense during the six months ended June 30, 2000 includes $170,000 in connection with deferred compensation arrangements, and $44,000 in amortization of goodwill.

         ENGINEERING AND PRODUCT DEVELOPMENT. Engineering and product development expense increased by $941,000 or approximately 302.9% to $1.3 million during the six months ended June 30, 2000 from $311,000 during the six months ended June 30, 1999, and increased as a percentage of sales from approximately 4.1% during the six months ended June 30, 1999 to approximately 29.3% during the six months ended June 30, 2000. This increase in engineering and product development expense was primarily attributable to the creation and support of a research and development operation associated with the Company's acquisition of the eflex Wireless technology in January 2000. Engineering and product development expense during the six months ended June 30, 2000 includes $315,000 in amortization for deferred compensation arrangements in connection with the eflex acquisition, and $52,000 in amortization of investments in technology.

         INTEREST EXPENSE. Interest expense during the six months ended June 30, 2000 increased by $78,000 or approximately 49.5%, to $235,000, or 5.5% of net sales from $157,000 or approximately 2.1% of net sales during the same period for 1999. This increase in interest expense was primarily attributable to interest on the Company's 10% Subordinated Notes, of which $1,250,000 were issued in December 1999 and January 2000.

         LITIGATION SETTLEMENT. Litigation settlement expense during the three months ended June 30, 1999 was 0 as compared to litigation settlement expenses of $448,000 for the same period in 2000, which costs were attributable to the Drake & Drummond litigation settlement, which settlement was paid with 50,000 shares of the Company's common stock, with a fair market value of $201,550, and a warrant to purchase up to 200,000 shares of common stock at $5.00 per share.

         OTHER INCOME. Other income was 0 during the six months ended June 30, 2000, as compared to $36,000 during the six months ended June 30, 1999.

         NET LOSS. Net loss for the six months ended June 30, 2000 was approximately $3.9 million or approximately 92.2% of net sales as compared to net income of $271,000 or 3.6% of net sales for the six months ended June 30, 1999. The increase in net loss was primarily due to increased operating expenses and to the decrease in net sales.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 2000, the Company financed its operations and capital expenditures primarily through proceeds from private placement of stock as explained below and proceeds under the Company's revolving line of credit. As of June 30, 2000, the Company had approximately $4.7 million in backlog orders for its products.

         As of June 30, 2000, the Company had working capital of approximately $696,000 and an accumulated deficit of approximately $16.8 million. As of that date, the Company had a net bank overdraft of $310,000 and $1.9 million in accounts receivable. The Company also had promissory notes outstanding in the aggregate amount of approximately $1.4 million (net of $15,600 of unamortized discount) as of June 30, 2000, of which $75,000 was due to related parties.

         On April 2, 1999, the Company secured a revolving line of credit with Celtic Capital Corporation, a division of Foothill Capital Corporation. The line of credit bears interest at the greater of prime rate plus 3% (12.6% at June 30, 2000) or 10.75% per annum, is collateralized by substantially all of the assets of the Company and expires on October 2, 2000. The borrowing base under the line of credit is 80% of eligible accounts receivable up to a maximum borrowing of $3.0 million. As of June 30, 2000, the Company had borrowings of approximately $116,000 under the line of credit.

         Between November 15, 1999 and December 31, 1999, the Company issued $312,500 of 10% Subordinated Unsecured Promissory Notes due 2001. The Company closed the note offering in January 2000 after issuing additional notes totaling $937,500. Included with the sale of the notes were warrants to purchase one share of common stock of the Company for each dollar amount of the notes purchased, with an exercise price of $1.75 per share. In February 2000, conditions enabling the Company to call the warrants issued in connection with this offering were met. All of the warrants were exercised for cash in the amount of $1,590,625, reduction in the subordinated promissory notes of $512,500, subscriptions receivable of $84,375. After the exercise of warrants and repayments of $50,000, the aggregate amount of notes remaining outstanding as of June 30, 2000 was $687,500, less unamortized warrant valuation of $5,759.

         In April 2000, the Company completed a private equity offering of 40,000 shares of common stock at a price of $5.00 per share, with gross proceeds of $200,000. In June 2000, the Company closed another private equity offering of an aggregate of 396,912 shares of its common stock at $3.25 per share, with gross proceeds aggregating $1.3 million. The Company intends to use the proceeds of these private offerings for working capital and other corporate purposes.

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

         The Company does not believe that cash flow from operations and its revolving line of credit with Celtic Capital Corporation will be adequate to fund its continuing operations over the next twelve months, including the Company's plans to exploit the technology obtained in connection with the Company's acquisition of eflex. The Company will require additional sources of liquidity through debt and/or equity financing, which sources the Company believes it has identified, including the Company's equity line of credit with Helenville Holdings Limited, the terms of which have been finalized but which does not become effective until the shares to be issued to, and the shares underlying warrants to be issued to, such investor are registered under the Securities Act of 1933, as amended. However, there can be no assurance that any additional financing will be available to the Company on a timely basis or on acceptable terms, or at all. The inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations. If additional funds are raised by issuing equity or convertible debt securities, options or warrants, further dilution to the existing shareholders of the Company may result. In addition, any debt financing or other financing of securities senior to common stock will likely include financial and other covenants that will restrict the Company's flexibility. At a minimum, the Company expects these covenants to include restrictions on the Company's ability to pay dividends on its common stock. Any failure to comply with these covenants would have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

         If adequate funds are not available, the Company may also be required to delay, scale back or eliminate its product development efforts or to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of its proprietary technology and other important Company assets and could also adversely affect the Company's ability to continue its product development efforts, which the Company believes contribute significantly to its competitive advantage. If any of such circumstances were to arise, the Company's business, financial condition and results of operations could be materially and adversely affected.

LOOKING AHEAD

         The Company believes that, during 2000, a significant portion of revenues will be realized from certain opportunities that were uncovered and developed during fiscal 1999 and during the six-month period ended June 30, 2000. Some of these opportunities are as follows:

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

     o GROWTH THROUGH ACQUISITIONS. To expand its markets, the Company's business strategy includes growth through acquisitions. During the year ended December 31, 1999, the Company acquired certain assets of Greenland Corporation as well as all of the assets of GDI and Sierra Digital. In addition, in January 2000, the Company acquired all of the outstanding capital stock of eflex Wireless, Inc., and in April 2000, the Company acquired all of the outstanding capital stock of Racon, Inc. The Company anticipates continuing this acquisition strategy during 2000.

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

     o The Company has experienced significant losses over the last two quarters. As a result of its losses, the Company has had to raise equity capital to fund its liquidity needs, the timing of which has, on occasion, resulted in the Company being required to purchase product components at less than optimal price points. As a result, the Company's gross margins on many of its product lines may continue to fluctuate on a quarterly basis.

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

         The Company has experienced certain material adverse impacts associated with such risks and uncertainties. No assurance can be given that such risks and uncertainties will not continue to affect the Company's results of operations or its financial position.

RISK FACTORS

         In addition to the other information contained in this quarterly report on Form 10-QSB, the following factors should be considered carefully in evaluating the Company's business and prospects.

THE COMPANY HAS A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT WHICH MAY CONTINUE IN THE FUTURE AND WHICH MAY ADVERSELY IMPACT THE COMPANY'S BUSINESS AND THE COMPANY'S SHAREHOLDERS.

         The Company has incurred net losses in each fiscal year since the Company's inception, with the exception of the fiscal year ended March 31, 1998, in which the Company realized nominal net income of $94,000. For the nine month transition period ended December 31, 1998, the Company reported a net loss of $249,000. The Company's accumulated deficit through December 31, 1999 was $12.8 million, and as of that date the Company had a total shareholders' equity of $663,000. The Company realized a net loss of $1.1 million for the twelve months ended December 31, 1999, as compared to incurring a net loss of $204,000 for the twelve months ended December 31, 1998. For the six-month period ended June 30, 2000, the Company reported a net loss of $3.9 million. The Company expects its losses to continue during the remaining two quarters of 2000. The Company also expects that its losses may continue further into the future. There is no assurance that the Company will attain profitable operations in the future.

THE COMPANY MAY NEED AND BE UNABLE TO OBTAIN ADDITIONAL FUNDING ON SATISFACTORY TERMS, WHICH COULD DILUTE THE COMPANY'S SHAREHOLDERS OR IMPOSE BURDENSOME FINANCIAL RESTRICTIONS ON THE COMPANY'S BUSINESS.

         Historically, the Company has relied upon cash from financing activities to fund most of the cash requirements of its operating and investing activities. Although the Company has been able to generate some cash from its operating activities in the past, there is no assurance the Company will be able to continue to do so in the future. The Company does not believe that cash flows from operations and its revolving line of credit with Celtic Capital Corporation will be adequate to fund its continuing operations over the next twelve months, including its plans to exploit the technology obtained in connection with the Company's acquisition of eflex. The Company will require additional sources of liquidity through debt and/or equity financing, which sources the Company believes it has identified. However, there can be no assurance that any additional financing will be available to the Company on a timely basis or on acceptable terms, or at all. The inability to obtain such financing could have a material adverse effect on the Company's business and financial condition. If additional funds are raised by issuing equity or convertible debt securities, options or warrants, further dilution to the Company's existing shareholders may result. In addition, any debt financing or other financing of securities senior to common stock will likely include financial and other covenants that will restrict the Company's flexibility. At a minimum, the Company expects these covenants to include restrictions on the Company's ability to pay dividends on the Company's common stock. Any failure to comply with these covenants would have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

         If adequate funds are not available, the Company may also be required to delay, scale back or eliminate its product development efforts or to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of the Company's proprietary technology and other important assets and could also adversely affect the Company's ability to continue its product development efforts, which the Company believes contribute significantly to its competitive advantage. If any of such circumstances were to arise, the Company's business, financial condition and results of operations could be materially and adversely affected.

THE COMPANY'S OPERATING RESULTS IN ONE OR MORE FUTURE PERIODS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY AND MAY NEGATIVELY IMPACT THE COMPANY'S STOCK PRICE.

         The Company's quarterly results have varied significantly in the past and will likely continue to do so in the future due to a variety of factors, many of which are beyond the Company's control, including the timing and nature of revenues from product sales that are recognized during any particular quarter, the impact of price competition on the Company's average selling prices, the availability and pricing of components for the Company's products, market acceptance of new product introductions by the Company and the Company's competitors, the timing of expenditures in anticipation of future sales, product returns, the financial health of the Company's customers, the overall state of the modem and wireless communication and device products industry and economic conditions generally. The volume and timing of orders received during a quarter are difficult to forecast. As a result, it is likely that in some future periods the Company's operating results will be below the expectations of securities analysts and investors. If this happens, the trading price of the Company's common stock would likely be materially and adversely affected.

THE COMPANY'S OPERATING RESULTS ARE SIGNIFICANTLY DEPENDENT UPON THE ACCEPTANCE BY THE UTILITY INDUSTRY OF THE COMPANY'S SYSTEM.

         The Company offers automatic meter reading ("AMR") and other remote monitoring products and services and data generated from such services to utilities, the transportation industry and other such entities. The Company's success is almost entirely dependent upon whether these parties accept the Company's solution for their AMR or other data acquisition requirements and whether they allow the Company to install wireless data networks for servicing a substantial number of endpoint monitoring devices including utility meters. The automation of utility meter reading and data distribution is a relatively new and rapidly changing market. The Company believes that, as the utility industry becomes more competitive through various deregulation and privatization initiatives, there will be an increased need for more accurate, timely and efficient collection of consumption and other operating data. This will ultimately accelerate the adoption of AMR, data collection and data distribution systems and techniques. However, this is entirely dependent upon decisions made by utilities, other utility industry participants and utility customers over whom the Company has no control. The Company cannot accurately predict the size of this market or the Company's potential growth. The Company's system is one possible solution for AMR and data distribution. It has not been adopted as an industry standard and it may not be adopted on a broad scale. Competing systems have been and likely will continue to be selected by utilities and other potential clients. In the event utilities, other utility industry participants and utility customers do not adopt the Company's technology or do so less rapidly than expected by the Company, the Company's future financial results, including the Company's ability to service its indebtedness and achieve positive cash flows or profitability, will be materially and adversely affected.

         Participants in the utility industry have historically been cautious and deliberate in making decisions concerning the adoption of new technology. This process, which can take up to several years to complete, may include the formation of evaluation committees, a review of different technical options, technology trials, equipment testing and certification, performance and cost justifications, regulatory review, one or more requests for vendor quotes and proposals, budgetary approvals and other steps. Although deregulation and privatization initiatives may ultimately accelerate the adoption of the Company's technology, the timing and extent of such adoption cannot be predicted. Only a limited number of utilities have made a commitment to purchase the Company's products and services to date. If the Company does not enter into additional product and/or service contracts or enter into contracts on terms favorable to the Company, the Company's business, operating results, financial condition, cash flows and its ability to service its indebtedness will be materially and adversely affected.

THE COMPANY'S BUSINESS COULD SUFFER IF THE COMPANY IS UNABLE TO OBTAIN COMPONENTS OF ITS PRODUCTS FROM OUTSIDE SUPPLIERS.

         The major components of the Company's products include circuit boards, microprocessors, chipsets and memory components. Most of these components are available from multiple sources. However, certain components used in the Company's products are currently obtained from single or limited sources. Certain modem chipsets used in the Company's data communications products have been in short supply and are frequently on allocation by semiconductor manufacturers. Similar to others in the modem industry, the Company has, from time to time, experienced difficulty in obtaining certain components. In addition, the Company is currently experiencing unusually long lead times in sourcing certain components that are in short supply. The Company does not have guaranteed supply arrangements with any of its suppliers, and there can be no assurance that these suppliers will continue to meet the Company's requirements. In addition, the Company is currently experiencing problems in finding new suppliers to help satisfy its requirements. The failure to find new suppliers and shortages of components could not only limit the Company's production capacity but also could result in higher costs due to the higher costs of components in short supply or the need to utilize higher cost substitute components. An extended interruption in the supply of any of these components or a reduction in their quality or reliability would have a material adverse effect on the Company's financial condition and results of operations. While the Company believes that with respect to the Company's single source components the Company could obtain similar components from other sources, the Company could be required to alter product designs to use alternative components. There can be no assurance that severe shortages of components will not occur in the future that could increase the cost or delay the shipment of the Company's products and have a material adverse effect on the Company's financial condition and results of operations. Significant increases in the prices of these components could also have a material adverse effect on the Company's results of operations because the Company may not be able to adjust product pricing to reflect the increases in component costs.

THE COMPANY'S LACK OF DIVERSIFICATION MAY AFFECT THE COMPANY'S BUSINESS IF DEMAND IS REDUCED.

         A substantial portion of the Company's business is centered on the sale of modems and similar data communication devices, which typically accounts for over 90% of the Company's total revenues. Although the Company's customers typically standardize the unique or special components that are manufactured for them by or through the Company to be incorporated in the customers' end product, in most cases the Company does not have long-term contracts with the Company's customers. Accordingly, the Company is highly dependent on the successful sales of these types of products. A significant reduction in sales of these products resulting from changes in the industry, including the entry of new competitors into the market, from the introduction of new or improved technology or an unanticipated shift in the needs of the Company's customers, or for other reasons, would have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

THE COMPANY RELIES ON A RELATIVELY LIMITED NUMBER OF CUSTOMERS, AND THE LOSS OF ANY SIGNIFICANT CUSTOMER COULD MATERIALLY AND ADVERSELY AFFECT THE COMPANY'S BUSINESS AND FINANCIAL CONDITION.

         The Company derives a significant portion of its revenues from a relatively limited number of customers. The Company anticipates that its five or six largest customers will continue to account for the majority of the Company's revenues for the foreseeable future. The loss of any one or more of these major customers would likely have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

THE INABILITY TO SHIP ORDERS ON A TIMELY BASIS COULD MATERIALLY AND ADVERSELY IMPACT THE COMPANY'S BUSINESS AND RESULTS OF OPERATIONS.

         The Company has previously experienced and is currently experiencing problems associated with under-capitalization and engineering and production delays, including the inability to ship products in a timely manner, which in some cases has caused customers to cancel a portion or all of their orders. The cancellation of orders may damage the Company's reputation and could cause it to lose existing customers or prevent it from obtaining new customers. The failure to deliver products on time could have a material adverse affect on the Company's business and results of operations.

THE COMPANY RELIES UPON THE SUCCESSFUL DEVELOPMENT AND PERFORMANCE OF ITS TECHNOLOGIES AND PRODUCTS.

         The Company has made and expects to continue to make substantial investments in technology development. The Company's success depends, in part, on its ability to continue to design and manufacture new competitive products and to enhance its existing products. This product development requires continued investment in order to maintain the Company's market position. There can be no assurance that unforeseen problems will not occur with respect to the development and performance of the Company's technologies or products. Development schedules for technology products are subject to uncertainty, and there can be no assurance that the Company will meet its product development schedules. The Company has previously experienced significant delays and cost overruns in the design and manufacture of new products and is currently experiencing delays on certain new product production. There can be no assurance that delays or cost overruns will not be experienced in the future. Delays can be caused by a number of factors, including changes in product design or definition during the development stage, changes in customer requirements, unexpected behavior of products under certain conditions, failure of third-party components to meet specifications or lack of availability of such components, and other factors. Delays in the availability of new products, or the inability to successfully develop products that meet customer needs, could result in increased competition, the loss of revenue or increased costs, any of which would have a material adverse effect on the Company's business, financial condition and results of operations.

THE COMPANY RELIES HEAVILY ON ITS KEY EMPLOYEES, AND THE LOSS OF THEIR SERVICES COULD MATERIALLY AND ADVERSELY AFFECT THE COMPANY'S BUSINESS.

         The Company's success is highly dependent upon the continued services of key members of the Company's management, including the Company's Chairman of the Board, President and Chief Executive Officer, Michael A. Armani, and the Company's Chief Financial Officer, David Stone. The loss of either Mr. Armani or Mr. Stone or one or more other key members of management could have a material adverse effect on the Company. The Company has not entered into any employment agreement with Mr. Armani or any other executive officer of the Company other than a written employment offer with Mr. Stone. The Company does not maintain key-man life insurance policies on any member of management.

THE MARKETS IN WHICH THE COMPANY COMPETES ARE HIGHLY COMPETITIVE, AND THE COMPANY'S GROWTH PROSPECTS COULD BE MATERIALLY AND ADVERSELY AFFECTED IF THE COMPANY IS UNSUCCESSFUL IN ITS EFFORTS TO COMPETE.

         Electronics, communications and utility product companies are beginning to develop various wireless network meter reading systems as a result of the deregulation of the electric utility industry and the potential market for other applications once a common infrastructure is in place. A number of these systems currently compete, and others may in the future compete, with the Company's system. Deregulation will likely cause competition to increase. The Company believes that at this time the Company's most significant direct competitor in the marketplace is Itron, an established manufacturer and seller of hand-held and drive-by AMR equipment for utilities. Itron is currently providing to customers its Genesis(TM) system, a wireless radio network marketed as similar to the Company's for meter reading purposes. There are other potential alternative solutions to the Company's network meter reading services, including traditional wireless solutions. Many of the Company's present and potential future competitors may have substantially greater financial, marketing, technical and manufacturing resources, name recognition and experience than the Company. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products and services than the Company. While the Company believes its technology, including AirWave(TM), is widely regarded as competitive at the present time, the Company's competitors may successfully develop products, technologies or software that are better or more cost effective. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that increase their ability to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. In addition, if the Company achieves significant success it could draw additional competitors into the market. Providers of wireless services may in the future choose to enter the Company's markets. Such existing and future competition could materially and adversely affect the pricing for the Company's products and services and the Company's ability to sign new services contracts and maintain existing agreements. Competition for services relating to non-utility applications may be more intense than competition for network meter reading services, and additional competitors may emerge as the Company continues to develop non-utility applications. The Company may be unable to compete successfully against current and future competitors, and any failure to do so would have a material adverse effect on its business, operating results, financial condition and cash flows.

THE COMPANY'S INABILITY TO SUCCESSFULLY DEVELOP AND EXPAND ITS SYSTEM COULD MATERIALLY AND ADVERSELY AFFECT ITS BUSINESS.

         The Company's initial target market is the monitoring, control and automation of utilities' electric, gas and water meters and distribution networks. Unforeseen problems may occur with respect to the Company's technology, products or services, and the Company may not successfully complete the development and commercial implementation of the Company's technology on a wide scale. The Company must continue to expand and upgrade its ability to implement successfully the Company's wireless networks. The Company may not be able to develop successfully a full range of endpoint devices. The Company's future success will also depend, in part, on the Company's ability to enhance the Company's existing hardware, software and wireless communications technology. Significant technological advances occur rapidly and frequently in the telecommunications industry. The advent of computer-linked electronic networks, fiber optic transmission, advanced data digitization technology, cellular and satellite communications capabilities, specialized mobile radio services and other commercial mobile radio services have radically expanded communications capabilities and market opportunities. Future advances may render the Company's technology obsolete or less cost effective than competitive systems or erode the Company's market position. Competitors may be capable of offering significant cost savings or other benefits to the Company's customers. Consequently, the Company may be unable to offer competitive services or obtain appropriate new technologies on a timely basis or on satisfactory terms. The Company's future performance will also depend significantly on the Company's ability to respond to future regulatory changes. The Company must make continued substantial investments to develop its technology. The Company has encountered product development delays in the past affecting both software and hardware components of the Company's system and the Company expects to incur such delays in the future.

BECAUSE THE COMPANY BELIEVES THAT PROPRIETARY RIGHTS ARE MATERIAL TO ITS SUCCESS, MISAPPROPRIATION OF THESE RIGHTS OR CLAIMS OF INFRINGEMENT OR LEGAL ACTIONS RELATED TO INTELLECTUAL PROPERTY COULD ADVERSELY IMPACT THE COMPANY'S FINANCIAL CONDITION.

         The Company does not hold any patents. The Company currently relies on a combination of contractual rights, copyrights, trademarks and trade secrets to protect its proprietary rights. Historically, the Company's management believed that because of the rapid pace of technological change in the modem and wireless communication and device products industry, the legal intellectual property protection for the Company's products was a less significant factor in the Company's success than the knowledge, abilities and experience of the Company's employees, the frequency of the Company's product enhancements, the effectiveness of the Company's marketing activities and the timeliness and quality of the Company's support services. However, the Company now believes that several of the Company's current products and some products in development could benefit from patent protection. Accordingly, the Company has retained the services of a patent and trademark law firm to file patent applications for those products with the United States Patent and Trademark Office and have several patents pending. Although the Company relies to a great extent on trade secret protection for much of its technology, there can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors or customers will not independently develop comparable or superior technologies or obtain unauthorized access to the Company's proprietary technology.

         The Company owns, licenses or has otherwise obtained the right to use certain technologies incorporated in its products, including certain technology the Company acquired through its acquisition of eflex. In addition, the Company purchases modem chipsets that incorporate sophisticated modem technology. The Company may receive infringement claims from third parties relating to the Company's products and technologies, such as the patent infringement action filed against the Company by Aeris Communications, Inc. In such event, the Company intends to investigate the validity of any such claims and, if the Company believes the claims have merit, the Company intends to respond through licensing or other appropriate actions. Certain of these claims may relate to technology included in modem chipsets or other components purchased by the Company from third-party vendors for incorporation into the Company's products. In such event, the Company would forward these claims to the appropriate vendor. If the Company or the Company's component manufacturers were unable to license or otherwise provide any such necessary technology on a cost-effective basis, the Company could be prohibited from marketing products containing that technology, incur substantial costs in redesigning products incorporating such technology, or incur substantial costs defending any legal action taken against the Company, all of which could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

THERE ARE RISKS THAT THE COMPANY'S PRODUCTS MAY BE RETURNED BY THE COMPANY'S CUSTOMERS.

         The Company is exposed to the risk of product returns from the Company's customers due to defective products or product components. Returned used products are tested, repaired and used as warranty replacements. Products returned to the Company due to faulty work by the Company's subcontractors are returned to the subcontractors for credit against future purchase orders. Historically, product returns have not had a material impact on the Company's operations or financial condition. While the Company believes that product returns should not be material in future periods, it is expected that a relatively modest number of returns will continue. However, there can be no assurance that significant levels of product returns will not occur in the future, which may have a material adverse effect on the Company's operations.

THE COMPANY'S FAILURE TO MANAGE GROWTH EFFECTIVELY COULD IMPAIR ITS BUSINESS.

         The Company's strategy envisions a period of rapid growth that may put a strain on the Company's administrative and operational resources. While the Company believes that it has established a significant infrastructure to support growth, the Company's ability to effectively manage growth will require the Company to continue to expand the capabilities of the Company's operational and management systems and to attract, train, manage and retain qualified engineers, technicians, salesperson and other personnel. There can be no assurance that the Company will be able to do so. If the Company is unable to successfully manage its growth, the Company's business, prospects, financial condition and results of operations could be adversely affected.

THE COMPANY'S STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY WHICH COULD RESULT IN LITIGATION AGAINST THE COMPANY.

         The trading prices of the Company's common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in the Company's operating results, material announcements of technological innovations, price reductions, significant customer orders or establishment of strategic partnerships by the Company or its competitors or providers of alternative products, general conditions in the modem and data communications industry, or other events or factors, many of which are beyond the Company's control. In addition, the stock market as a whole and individual stocks have experienced extreme price and volume fluctuations, which have often been unrelated to the performance of the related corporations. The Company's operating results in future quarters may be below the expectations of market makers, securities analysts and investors. In any such event, the price of the Company's common stock will likely decline, perhaps substantially. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has occurred against the issuing company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Any adverse determination in such litigation could also subject the Company to substantial liabilities.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On August 18, 1999, Drake & Drummond, a Nevada corporation, initiated an action in the Orange County Superior Court, Central (Case No. 815922) against the Company alleging, among other things, breach of contract, common count and declaratory relief arising out of a consulting agreement entered into between Drake & Drummond and the Company. On October 8, 1999, the Company filed an answer to the complaint and filed a cross-complaint against Drake & Drummond alleging, among other things, breach of contract, rescission based upon fraud, and declaratory relief arising out of the same consulting agreement. Effective as of June 30, 2000, the Company and Drake & Drummond settled this litigation. The settlement was paid with 50,000 shares of the Company's common stock and a five-year warrant to purchase up to 200,000 shares of common stock at $5.00 per share.

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

         On January 28, 2000, Aeris Communications, Inc., a California corporation, initiated an action in the United States District Court for the Northern District of California (Case No. C00-00328) against the Company alleging, among other things, patent infringement of two United States patents held by Aeris Communications. The alleged patent infringement relates to certain technology the Company acquired in connection with its acquisition of eflex. The court dismissed this action on June 28, 2000.

         On June 27, 2000, Racon, Inc., a Washington corporation, and Daniel A. Blattman initiated an action in the King County Superior Court in the State of Washington (Case No. 00-2-17912-OSEA) against the Company alleging, among other things, breach of contract and default on a promissory note arising out of the Asset Purchase Agreement dated April 21, 2000 between the Company and Racon. The complaint seeks damages according to proof at trial in an amount not less than $50,000 with respect to Racon, and not less than $325,0000 with respect to Mr. Blattman, plus an award of prejudgment and/or default interest and attorneys' fees. The Company intends to vigorously defend this action. At this point, the Company cannot determine what impact, if any, the ultimate resolution of this matter would have on its financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Recent Sales of Unregistered Securities.

         In April 2000, the Company issued an aggregate of 40,000 shares of common stock at $5.00 per share to six investors in a private offering.

         In April 2000, in connection with the Company's acquisition of certain assets of Racon, Inc., the Company executed a promissory note in the amount of $325,000, which principal and accrued but unpaid interest is convertible, at any time at the option of the holder, or at the option of the Company when the average closing price of the Company's common stock for ten consecutive trading days is at least $9.00 per share, into shares of common stock of the Company at a price of $7.00 per share.

         In May 2000, the Company issued 16,429 shares of common stock upon the exercise of warrants issued in connection with the offering of shares of the Company's Series A 7.0% Convertible Redeemable Preferred Stock in April 1999. The warrants were exercisable at $1.875 per share.

         In May 2000, the Company issued 20,000 shares of common stock to a consultant upon the exercise of incentive stock options issued pursuant to the Company's 1998 Stock Option Plan. The options were exercisable at $2.18 per share.

         In June 2000, the Company issued 100,000 shares of common stock as compensation to a financial and investor relations consultant.

         Between May and June 2000, the Company issued an aggregate of 396,912 shares of common stock at $3.25 per share to 13 investors in a private offering. In addition, the Company issued a warrant to purchase up to 81,200 shares of common stock to a finder in connection with the offering.

         In June 2000, the Company issued an option to purchase up to 50,000 shares of common stock at an exercise price of $6.00 per share as compensation to a financial and investor relations consultant.

         In June 2000, the Company issued 50,000 shares of common stock and warrants to purchase up to 200,000 shares of common stock at an exercise price of $5.00 per share in connection with the settlement of litigation.

         In June 2000, the Company issued 2,745 shares of common stock at prices ranging from $4.00 to $4.50 per share as compensation to a management and business consultant.

         In June 2000, the Company issued warrants to purchase up to an aggregate of 617,254 shares at an exercise price of $4.8602 to an investor and to the Company's placement agent in connection with the closing of the Company's equity line of credit.

         In June 2000, the Company issued incentive stock options to 12 employees to purchase an aggregate of 240,000 shares of common stock pursuant to the Company's 2000 Stock Option Plan. The options are exercisable at $3.812 per share.

         The issuances of securities of the Company in the above-referenced transactions were effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide.

         Dividends.

         Pursuant to the terms of the Company's 10% Subordinated Unsecured Promissory Notes due 2000 and 10% Subordinated Unsecured Promissory Notes due 2001, the Company is restricted in its ability to declare and pay dividends and redeem or repurchase any shares of its common stock. The Company was in compliance with all covenants of these notes at June 30, 2000.

         In addition, pursuant to state law, the Company may be restricted from paying dividends to its holders of common stock as a result of its accumulated deficit as of June 30, 2000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The Annual Meeting of Shareholders of the Company was held on June 6, 2000.

         (b)      Omitted pursuant to Instruction 3 to Item 4 of Form 10-QSB.

         (c)(i) PROPOSAL ONE: Approval of amendment of the Company's Restated and Amended Bylaws:

                           For:                   6,952,111
                           Against:                  86,658
                           Abstain:                  19,655

         (c)(ii)  PROPOSAL TWO: Election of six directors:

                                            For          Against        Withheld
                                            ---          -------        --------
                  Michael A. Armani     11,438,537          0            13,025
                  Edmund P. Finamore    11,438,537          0            13,025
                  George Levy, M.D.     11,436,537          0            15,025
                  Terry S. Parker       11,386,337          0            65,225
                  Thomas Povinelli      11,438,537          0            13,025
                  Shala Shashani        11,438,537          0            13,025

         (c)(iii) PROPOSAL THREE: Approval of the adoption of the Company's 1999 Employee Stock Purchase Plan:

                           For:                   6,972,778
                           Against:                  56,056
                           Abstain:                  29,590

         (c)(iv) PROPOSAL FOUR: Approval of the adoption of the Company's 2000 Stock Option Plan:

                           For:                   6,960,637
                           Against:                  73,428
                           Abstain:                  24,359

         (c)(v) PROPOSAL FIVE: Authorization of the issuance of options and warrants to purchase up to a specified percentage of the Company's common stock and the ratification of certain issuances and grants made prior to such authorization:

                           For:                   6,870,132
                           Against:                 119,702
                           Abstain:                  68,590

         (c)(vi) PROPOSAL SIX: Approval of the issuance of an aggregate of 2,098,043 shares of common stock in connection with the Company's stock purchase transaction with eflex:

                           For:                   6,912,561
                           Against:                 126,068
                           Abstain:                  19,795

         (c)(vii) PROPOSAL SEVEN: Ratification of the appointment of BDO Seidman, LLP as the Company's independent certified public accountants for the fiscal year beginning January 1, 2000:

                           For:                  11,421,086
                           Against:                  15,586
                           Abstain:                  14,890

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

                                    TELENETICS CORPORATION


Dated: August 21, 2000              By: /s/ DAVID L. STONE
                                       -------------------------------------
                                       David L. Stone
                                       Chief Financial Officer and Secretary
                                       (principal financial and accounting
                                       officer)

                                  EXHIBIT INDEX


Exhibit No.                Description
-----------                -----------

27.1                       Financial Data Schedule