Form 10QSB
period 2000-09-30
TELENETICS CORP
filed 2000-11-15
CIK 810018

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the transition period from ______________ to ______________


                         Commission File Number 0-16580
                         ------------------------------

                             TELENETICS CORPORATION
                 (Name of small business issuer in its charter)

          CALIFORNIA                                              33-0061894
--------------------------------                             -------------------
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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of November 13, 2000, there were 16,418,611 shares of the Company's common stock outstanding.


================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             TELENETICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                     ASSETS
                                                                    September 30,
                                                                         2000
                                                                    -------------
Current Assets:
     Cash                                                           $     33,769
     Accounts receivable, net                                          2,415,218
     Receivable from related parties                                     217,957
     Inventories                                                       3,088,737
     Prepaid expenses and other current assets                           189,690
                                                                    -------------

     Total current assets                                              5,945,371

Property, plant and equipment, net                                     1,035,933
Goodwill, net                                                            321,111
Investments in technology and other intangible assets, net             3,092,778
Other assets                                                              76,603
                                                                    -------------
                                                                    $ 10,471,796
                                                                    =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Bank overdraft                                                 $    372,554
     Revolving line of credit                                            575,736
     Subordinated promissory notes                                     1,477,262
     Note Payable                                                        325,000
     Related party debt                                                  440,000
     Current portion of obligations under capital leases                  23,348
     Accounts payable                                                  2,672,636
     Accrued expenses                                                  1,651,367
     Advance payments from customers                                      50,470
                                                                    -------------

     Total current liabilities                                         7,588,373

Obligations under capital leases, less current portion                    53,175
                                                                    -------------

     Total liabilities                                                 7,641,548
                                                                    -------------

Shareholders' equity:
     Preferred stock, no par value. Authorized 5,000,000 shares;
         no shares issued and outstanding                                     --
     Common stock, no par value. Authorized 25,000,000 shares;
         issued and outstanding 16,123,623 shares                     24,996,113
       Equity line costs                                              (1,302,328)
Subscriptions receivable                                                (111,250)
Unearned compensation                                                   (638,906)
Accumulated deficit                                                  (20,113,381)
                                                                    -------------

     Total shareholders' equity                                        2,830,248
                                                                    -------------
                                                                    $ 10,471,796
                                                                    =============

     See accompanying notes to condensed consolidated financial statements.


                             TELENETICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   Three Months     Three Months      Nine Months      Nine Months
                                                       Ended            Ended            Ended            Ended
                                                   September 30,    September 30,    September 30,    September 30,
                                                       2000             1999              2000             1999
                                                   -------------    -------------    -------------    -------------
Net sales                                          $  2,310,837     $  2,690,313     $  6,584,620     $ 10,316,338
Cost of sales                                         1,715,348        1,549,382        4,537,880        7,147,024
                                                   -------------    -------------    -------------    -------------

Gross profit                                            595,489        1,140,931        2,046,740        3,169,314

Selling, general and administrative expenses          1,448,520        1,000,790        4,195,716        2,092,350
Engineering and product development expenses            893,027          229,464        2,145,103          540,229
Severance costs                                         190,500               --          190,500               --
Legal and accounting                                    391,410           81,654        1,100,588          314,476
                                                   -------------    -------------    -------------    -------------

Income (loss) from operations                        (2,327,968)        (170,977)      (5,585,167)         222,259

Interest expense                                       (115,880)         (97,678)        (350,988)        (254,938)
Litigation Settlements                                 (908,665)              --       (1,356,878)              --
Other income                                                 --              239               --           36,573
                                                   -------------    -------------    -------------    -------------

Income (loss) before income taxes                    (3,352,513)        (268,416)      (7,293,033)           3,894

Income taxes                                                 --               --            1,600              829
                                                   -------------    -------------    -------------    -------------

Net income (loss)                                  $ (3,352,513)    $   (268,416)    $ (7,294,633)    $      3,065
                                                   =============    =============    =============    =============

Earnings (loss) per common share:
     Basic                                         $       (.22)    $       (.03)    $       (.51)       $      --
                                                   =============    =============    =============    =============
     Diluted                                       $       (.22)    $       (.03)    $       (.51)       $      --
                                                   =============    =============    =============    =============

Common shares used in computing earnings (loss)
  per common share:
     Basic                                           15,551,388        9,825,754       14,232,247        9,644,125
                                                   =============    =============    =============    =============
     Diluted                                         15,551,388        9,825,754       14,232,247        9,644,125
                                                   =============    =============    =============    =============


     See accompanying notes to condensed consolidated financial statements.


                             TELENETICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Nine Months     Nine Months
                                                                    Ended          Ended
                                                                 September 30,   September 30,
                                                                     2000           1999
                                                                 ------------    ------------
Cash flows from operating activities:
       Net income (loss)                                         $(7,294,633)    $     3,065
       Adjustments to reconcile net income (loss) to net cash
       used in operations:
          Depreciation and amortization                              390,510         164,576
          Stock issued for services                                   63,406          25,000
          Compensation for non-employee stock options                516,529              --
          Amortization of unearned compensation for employee
            stock and options                                        211,894              --
          Stock, warrants and debt issued in connection
            with the settlement of litigation                      1,356,878              --
          Warrants issued in connection with debt to
            equity conversion                                             --          19,522
          Provision for doubtful accounts                            138,500              --
          Benefits from debt relief                                    9,874         (36,160)
            Changes in operating assets and liabilities:
                Accounts receivable                                 (978,087)        142,616
                Inventories                                         (893,028)      1,811,052
                Prepaid and other assets                            (100,929)         (5,012)
                Accounts payable                                   1,060,242      (1,258,796)
                Accrued expenses                                     477,713         200,257
                Advance payment from customers                       (39,389)     (1,395,641)
                                                                 ------------    ------------
Net cash used in operating activities                             (5,080,520)       (329,521)
                                                                 ------------    ------------
Cash flows from investing activities:
       Purchases of property, plant and equipment                   (136,350)       (603,857)
       Payments for business acquisitions                           (184,395)       (676,004)
       Other assets                                                  (59,342)        (30,094)
       Amounts collected from (advanced to) related parties          (59,335)        (49,297)
                                                                 ------------    ------------
Net cash used in investing activities:                              (439,422)     (1,359,252)
                                                                 ------------    ------------
Cash flows from financing activities:
       Bank overdraft                                                 53,967          48,969
       Proceeds from (repayment on) obligation under
            factoring agreement                                           --        (289,627)
       Net proceeds from (repayment of) revolving line
            of credit                                               (222,066)        940,501
       Repayments of long-term debt                                 (211,451)         (8,754)
       Net proceeds from (repayments of) related party debt           80,000         (40,553)
       Proceeds from subscription receivable                              --         224,959
       Proceeds from subordinated notes payable                    1,131,000              --
       Proceeds from exercise of warrants and options              2,841,567          61,420
       Proceeds of Common Stock offerings                          1,986,374              --
       Proceeds of Series A 7.0% Convertible Redeemable
            Preferred Stock offering                                      --         835,893
       Debt issuance costs                                                --         (61,149)
       Dividends on Preferred Stock                                  (12,095)        (18,013)
       Offering costs                                                (94,230)             --
                                                                 ------------    ------------
Net cash provided by financing activities                          5,553,066       1,693,646
                                                                 ------------    ------------
Net increase in cash                                                  33,124           4,873
Cash, beginning of period                                                645              --
                                                                 ------------    ------------
Cash, end of period                                              $    33,769     $     4,873
                                                                 ============    ============

     See accompanying notes to condensed consolidated financial statements.

                             TELENETICS CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                    Nine Months      Nine Months
                                                                       Ended           Ended
                                                                   September 30,    September 30,
                                                                        2000             1999
                                                                   -------------    -------------
Supplemental disclosures of cash flow information:
Cash paid during the period for:
       Interest                                                    $     219,206    $     209,426
                                                                   =============    =============
       Income taxes                                                           --               --
                                                                   =============    =============

Supplemental disclosures of non-cash investing and financing activities:

       Issuance of common stock upon conversion of
          preferred stock:
                Class "A"                                          $     775,976               --
                Class "B"                                                249,106               --
                Class "C"                                                550,000               --
                                                                   -------------    -------------
                                                                       1,575,082               --
                                                                   =============    =============

       Common stock and warrants issued in connection
            with the settlement of litigation                            905,278               --
                                                                   =============    =============

       Issuance of common stock upon conversion of debt                  990,833           64,836
                                                                   =============    =============

       Issuance of common stock and options for services                 701,291          100,200
                                                                   =============    =============

       Issuance of common stock upon exercise of warrants
            pursuant to subscription agreements                          159,875               --
                                                                   =============    =============

       Warrants issued in connection with issuance of
            subordinated promissory notes                                 24,412               --
                                                                   =============    =============

       Subordinated promissory note issued in exchange for
            related party note payable                                    62,500               --
                                                                   =============    =============

       Issuance of common stock in connection with acquisitions        2,070,000          190,000
                                                                   =============    =============

       Subordinated promissory note issued in connection
            with acquisition                                             325,000               --
                                                                   =============    =============

       Common stock and warrants issued in connection
            with common stock offering                                 1,208,098               --
                                                                   =============    =============

       Issuance of Series A 7.0% Convertible Redeemable
            Preferred Stock upon conversion of debt                           --          224,550
                                                                   =============    =============

       Issuance of preferred stock upon business acquisitions:
            Series B Convertible Preferred Stock (Greenland)                  --          249,106
                                                                   =============    =============

            Series C 7.0% Convertible Preferred Stock
                (Sunnyvale General Devices and Instruments)                   --          550,000
                                                                   =============    =============


     See accompanying notes to condensed consolidated financial statements.

                             TELENETICS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


1.   Basis of Presentation and Business
     ----------------------------------

     The accompanying condensed consolidated financial statements have been prepared by Telenetics Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of September 30, 2000 and the results of operations and cash flows for the related interim periods ended September 30, 2000 and 1999. The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or any other period.

     The accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed on April 14, 2000 as part of the Company's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

       Certain reclassifications have been made to the prior quarters' financial statements to be consistent with the current quarter presentation.

2.   Liquidity
     ---------

       During the three and nine months ended September 30, 2000, the Company experienced a net loss totaling $3.4 million and $7.3 million, respectively, and had negative cash flows from operations for the nine months ended September 30, 2000 totaling $5.1 million. In addition, the Company had a working capital deficit totaling $1.6 million and an accumulated deficit of $20.1 million at September 30, 2000. The Company will require additional sources of liquidity through debt or equity financing. However, there can be no assurance that any additional financing will be available to the Company on a timely basis or on acceptable terms or at all. The inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

3.   Inventories
     -----------

     Inventories consist of the following:
                                                               September 30,
                                                                   2000
                                                               -------------
     Raw materials                                             $   1,988,807
     Work-in-process                                                 665,670
     Finished goods                                                  434,260
                                                               -------------
                                                               $   3,088,737
                                                               =============

4.   Litigation
     ----------

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

     On October 18, 1999, the Company initiated an action in the Orange County Superior Court, Central (Case No. 815922) by filing a complaint against Bibicoff & Associates and Harvey A. Bibicoff, its primary shareholder and chief executive officer, alleging, among other things, breach of contract, rescission based upon fraud, breach of fiduciary duty and declaratory relief arising out of a consulting agreement entered into between defendants and the Company. The complaint seeks damages according to proof at trial, rescission of the consulting agreement and restitution of all consideration received by defendants and a judicial declaration of the rights and liabilities of the parties. On December 6, 1999, defendants filed an answer to the complaint denying all material allegations contained therein. Defendants, together with five of the Company's subordinated promissory note holders and shareholders affiliated with defendants, concurrently filed a cross-complaint against the Company and Michael Armani, who is a director of the Company and was, at all times relevant to the action, a director and the President and Chief Executive Officer of the Company, for damages and rescission based upon alleged misrepresentations, false promises and non-disclosures by the Company and Mr. Armani in connection with the cross-complainants' purchase of their interests in the Company. The cross-complaint also contains breach of contract claims arising out of the consulting agreement between the Company and certain of the defendants and purported oral contracts between the Company and certain of the cross-complainants. On August 14, 2000, the Company and Mr. Armani filed an answer to the cross-complaint denying all material allegations contained therein, and, based on information elicited during the discovery process, the Company filed a cross-complaint against Mr. Bibicoff for insider trading activities. The Company determined it lacked the financial resources required to vigorously prosecute its claims or defend the cross-complaint in this action. Solely for that reason, on August 24, 2000, the Company entered in to a letter of intent to settle this matter, which, with certain modifications, was finalized in November 2000. The settlement is payable with cash in the amount of $300,000 as well as 200,000 shares of the Company's common stock, with a fair market value of $350,000, and three-year warrants to purchase up to an aggregate of 150,000 shares of common stock at $1.92 per share, which were valued at $68,764. The impact of the resolution of this matter was fully recorded effective as of September 30, 2000.

     On January 28, 2000, Aeris Communications, Inc., a California corporation, initiated an action in the United States District Court for the Northern District of California (Case No. C00-00328) against the Company alleging, among other things, patent infringement of two United States patents held by Aeris. The alleged patent infringement related to certain technology the Company acquired in connection with its acquisition of eflex Wireless, Inc. (see Note 6.) The court dismissed this action on June 28, 2000. However, on October 10, 2000 Aeris filed a second action based on the same allegations (Case No. C00-3727). The Company intends to vigorously defend this second action. At this point, the Company cannot determine what impact, if any, the ultimate resolution of this matter would have on its financial position or results of operations.

     On June 27, 2000, Racon, Inc., a Washington corporation, and Daniel A. Blattman initiated an action in the King County Superior Court in the State of Washington (Case No. 00-2-17912-OSEA) against the Company alleging, among other things, breach of contract and default on a promissory note arising out of the Asset Purchase Agreement dated April 21, 2000 between the Company and Racon. The complaint seeks damages according to proof at trial in an amount not less than $50,000 with respect to Racon, and not less than $325,0000 with respect to Mr. Blattman, plus an award of prejudgment and/or default interest and attorneys' fees. The Company has recorded the liability for the $375,000 due under the Asset Purchase Agreement, but intends to vigorously defend this action based on Racon's failure to deliver all of the assets acquired thereunder. At this point, the Company cannot determine what impact, if any, the ultimate resolution of this matter would have on its financial position or results of operations.

5.   Earnings (Loss) Per Common Share
     --------------------------------

     Basic earnings (loss) per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the periods. Diluted earnings per share reflect per share amounts that would have resulted from the dilutive potential effect of common stock instruments. The net loss for the nine months ended September 30, 2000 has been adjusted by $12,095 for dividends during such period on the Company's preferred stock to arrive at the basic loss per share of common stock.

6.   Acquisition of eflex Wireless, Inc.
     -----------------------------------

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

7.   Conversion of Preferred Stock
     -----------------------------

     During the nine months ended September 30, 2000, all shares of each class of preferred stock were converted to common stock pursuant to various formula provisions set forth in the Certificate of Determination of Rights, Preferences, Privileges and Restrictions of each respective class of preferred stock, which provisions were all based on the public trading price of the Company's common stock. The provisions relating to the Series A Preferred Stock were met in January 2000 and those relating to the Series C Preferred Stock in March 2000. The conversion of the Series B Preferred Stock was commenced in February 2000 and adjusted in October 2000. In connection with the conversion of preferred stock, the Company issued an aggregate of 1,579,021 shares of common stock.

8.   Subordinated Promissory Note Offerings and Exercise of Warrants
     ---------------------------------------------------------------

     In January 2000, the Company completed its offering of $1,250,000 of 10% Subordinated Unsecured Promissory Notes due 2001. Included with the sale of the notes were warrants to purchase one share of common stock of the Company for each dollar amount of the notes purchased, an aggregate of 1,250,000 shares. The warrants had an exercise price of $1.75 per share. In February 2000, conditions enabling the Company to call the warrants issued in connection with this offering were met. All of the warrants were exercised for cash in the amount of $1,590,625, reduction in the subordinated promissory notes of $512,500, subscriptions receivable of $84,375. After the exercise of warrants and repayments of $50,000, the aggregate amount of notes remaining outstanding amounted to $687,500, before unamortized warrant valuation.

     In September 2000, the Company issued $260,000 of 8% Convertible Subordinated Unsecured Promissory Notes due 2001. At the election of the holder, the notes may be converted into shares of the Company's common stock at a conversion price of $1.625 per share. Included with the sale of the notes were warrants to purchase one share of common stock of the Company for each $5.00 amount of the notes purchased, with an exercise price of $2.75 per share. The aggregate amount of notes remaining outstanding as of September 30, 2000 was $245,600, less unamortized warrant valuation of $14,399.

9.   Acquisition of Assets of Racon
     ------------------------------

     In April 2000, the Company entered into an agreement with Racon, Inc. ("Racon") to purchase certain assets related to its microwave business, as well as to assume certain liabilities in exchange for $50,000 in cash and a $325,000 convertible promissory note. At September 30, 2000, the cash payment had not yet been paid and the matter was subject to litigation (see Note 4.). The convertible promissory note accrues interest at 7.5% and is payable in monthly installments of interest only through maturity on April 28, 2001, at which time all unpaid principal and interest are due. The note is convertible at the option of the holder into common stock at a price of $7.00 per share. The Company can mandate the conversion at $7.00 per share when the average closing price of the Company's common stock is at least $9.00 per share for ten consecutive trading days. Racon was a competitor of Sierra Digital Communications, Inc., an entity whose assets were acquired by the Company in July 1999.

10.  Revolving Line of Credit
     ------------------------

     In April 1999, the Company secured a revolving line of credit with Celtic Capital Corporation, a division of Foothill Capital Corporation. The line of credit bears interest at the greater of prime rate plus 3% (12.6% at September 30, 2000) or 10.75% per annum, is collateralized by substantially all of the assets of the Company and expires on November 28, 2000. The borrowing base under the line of credit is 80% of eligible accounts receivable up to a maximum borrowing of $3.0 million. As of September 30, 2000, the Company had borrowings of approximately $576,000 under the line of credit, and collateral availability of $316,000.

11.  Related Party Debt
     ------------------

       During the three and nine months ended September 30, 2000 the Company received net proceeds of short term loans from related parties in the amount of $190,000 and $80,000, respectively. The loans are due and payable on demand and the Company reimburses the related party for any actual out-of-pocket interest and related costs they may incur in connection with such loans.

12.  Equity Draw Down Facility
     -------------------------

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

       The Company has ascribed an estimated value of the warrants issued in connection with this equity line and outstanding as of September 30, 2000 of an aggregate of $801,898. The Company has also issued 100,000 shares of common stock to a finder in connection with this line, which was valued at $406,200.

13.  Private Equity Offerings
     ------------------------

     During the nine months ended September 30, 2000, the Company completed private equity offerings for the sale of 40,000 shares of common stock at $5.00 per share, and for the sale of 616,912 shares of common stock at $3.25 per share. After costs of $106,376, the Company realized net cash proceeds of $1,986,375 from these offerings as well as the satisfaction of debt in the amount of $112,213. In connection with the second offering, the Company issued warrants to purchase up to an aggregate of 81,200 shares of common stock to a finder in connection with the offering. Such warrants are exercisable at prices ranging from $3.812 to $4.18.

14.  Subsequent Event
     ----------------

     Subsequent to September 30, 2000, the Company completed a private equity offering of an aggregate of 287,572 shares of common stock at $1.75 per share realizing $503,250. The Company also completed a private equity offering of 102 shares of Series A Convertible Preferred Stock at $10,000 per share realizing $1,020,000. The cost of these offerings approximated $151,094. The Company intends to use the proceeds of these offerings for working capital and other corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-QSB. Except for the historical information contained herein, the following discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this quarterly report on Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear herein. See "Special Note Regarding Forward-Looking Statements." The Company's actual results may differ materially from the results discussed in the forward-looking statements.

OVERVIEW

     Telenetics Corporation designs and manufactures wireless and landline remote monitoring products and systems that collect data from industrial devices such as meters, remote terminal units, traffic controllers, industrial controls, remote sensors and data loggers. The collected data is sent through wireless cellular and radio frequency networks or telephone lines to a host site, direct or via the Internet. The Company is an innovator of proprietary wireless data-communications solutions for utility, transportation, oil and gas and other industrial automation applications.

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

RESULTS OF OPERATIONS

    THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED
         SEPTEMBER 30, 1999

     The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                       Three Months ended September 30,
                                                          -----------------------
                                                            2000           1999
                                                          --------       --------
Net sales ........................................          100.0%         100.0%
Cost of sales ....................................           74.2           57.6
                                                          --------       --------

Gross profit .....................................           25.8           42.4

Selling, general and administrative ..............           62.7           37.2
Engineering and product development ..............           38.7            8.5
Severance costs ..................................            8.2           --
Legal and accounting .............................           17.0            3.0
                                                          --------       --------

Operating income (loss) ..........................         (100.8)          (6.3)

Interest expense .................................           (5.0)          (3.6)
Debt termination costs ...........................           --             (0.1)
Litigation Settlements ...........................          (39.3)          --
                                                          --------       --------

Net loss .........................................         (145.1)%        (10.0)%
                                                          ========       ========

     NET SALES. Net sales for the three months ended September 30, 2000 were $2.3 million as compared to $2.7 million for the three months ended September 30, 1999, a decrease of $0.4 million or approximately 14.1%. The decrease in net sales was primarily a result of decreased sales of the Company's products to Duquesne Light Company, through its subcontractor Sargent Electric Company, and engineering and production delays in the Company's new products, which included delays in the completion of designs, design changes, delays in the completion of testing and unexpectedly long lead times for certain components. Net sales also decreased at the GDI traffic management division during the quarter. To address these issues, the Company has named a chief operating officer and is working on improving its engineering and manufacturing systems.

     GROSS PROFIT. Gross profit decreased as a percentage of net sales by 47.8% to 25.8% for the three months ended September 30, 2000 as compared to 42.4% for the same period in 1999. This decrease was primarily the result of lower revenues by the Company's GDI traffic management division, which typically carries higher gross margins. The Company acquired GDI in June 1999. The cost of sales increased by $166,000 or approximately 10.7% to approximately $1.7 million during the three months ended September 30, 2000 from $1.5 million during the three months ended September 30, 1999. The decrease in gross profit resulted primarily from the underutilization of capacity as well as the product mix of the GDI traffic management division.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by approximately $0.4 million, or approximately 44.7%, to $1.4 million during the three months ended September 30, 2000 from $1.0 million during the three months ended September 30, 1999, and increased as a percentage of net sales from approximately 37.2% during the three months ended September 30, 1999 to approximately 62.7% during the three months ended September 30, 2000. The increase in expenses resulted primarily from the following: (1) an increase in amortization expense; and (2) an increase in salary expense associated with the Company's rapid internal growth and the addition of personnel. Amortization expense amounted to $131,000 during the three months ended September 30, 2000 as compared to $22,000 during the same period in 1999. Amortization expense during the three months ended September 30, 2000 includes $83,000 in connection with deferred compensation arrangements, and $22,000 in amortization of goodwill.

     ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expense increased by $664,000 or approximately 289.2%, to $893,000 during the three months ended September 30, 2000 from $229,000 during the three months ended September 30, 1999, and increased as a percentage of sales from approximately 8.5% during the three months ended September 30, 1999 to approximately 38.7% during the three months ended September 30, 2000. This increase in engineering and product development expense was primarily attributable to the creation and support of a research and development operation associated with the Company's acquisition of the eflex Wireless technology in January 2000. Engineering and product development expense during the three months ended September 30, 2000 includes $157,000 in amortization for deferred compensation arrangements in connection with the eflex acquisition, and $26,000 in amortization of investments in technology.

     SEVERANCE COSTS. There was no amount for severance costs during the three months ended September 30, 1999 as compared to severance costs of $191,000 for the same period in 2000. These costs were primarily attributable to the termination of Michael Armani in the amount of $168,000.

     LEGAL AND ACCOUNTING. Legal and accounting expenses during the nine months ended September 30, 2000 increased by $310,000 or approximately 379.4%, to $391,000, or 17.0% of net sales from $82,000 or approximately 3.0% of net sales during the same period for 1999. This increase in legal and accounting expense was primarily attributable to costs of litigation matters.

     INTEREST EXPENSE. Interest expense during the three months ended September 30, 2000 increased by $18,000 or approximately 18.6%, to $116,000, or 5.0% of net sales from $98,000 or approximately 3.6% of net sales during the same period for 1999. This increase in interest expense was primarily attributable to interest on the Company's 10% Subordinated Unsecured Notes due 2001, of which $1,250,000 were issued between November 1999 and January 2000.

     LITIGATION SETTLEMENTS. There was no amount for litigation settlement expense during the three months ended September 30, 1999 as compared to litigation settlement expenses of $909,000 for the same period in 2000, which was attributable primarily to the Bibicoff settlement, which amounted to $719,000.

     OTHER INCOME. There was no amount for other income during the three months ended September 30, 2000, as compared to $239 during the three months ended September 30, 1999.

     NET LOSS. Net loss for the three months ended September 30, 2000 was approximately $3.4 million or approximately 145.1% of net sales as compared to net loss of $268,000 or 10.0% of net sales for the three months ended September 30, 1999. The increase in net loss was primarily due to increased operating expenses, including legal fees, severance costs and cost of litigation settlements, and to the decrease in net sales and change of product mix.


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                         Nine Months ended September 30,
                                                            ----------------------
                                                              2000          1999
                                                            ---------    ---------
Net sales ............................................        100.0%       100.0%
Cost of sales ........................................         68.9         69.3
                                                            ---------    ---------

Gross profit .........................................         31.1         30.7

Selling, general and administrative expenses .........         63.7         20.3
Engineering and product development expenses .........         32.6          5.2
Severance Costs ......................................          2.9         --
Legal and accounting .................................         16.7          3.0
                                                            ---------    ---------

Operating income (loss) ..............................        (84.8)         2.2

Interest expense .....................................         (5.4)        (2.5)
Litigation Settlements ...............................        (20.6)        --
Other income .........................................         --            0.3
                                                            ---------    ---------

Net income (loss) ....................................       (110.8)%        0.0%
                                                            =========    =========

     NET SALES. Net sales for the nine months ended September 30, 2000 were $6.6 million as compared to $10.3 million for the nine months ended September 30, 1999, a decrease of $3.7 million or approximately 36.2%. The decrease in net sales was primarily a result of decreased sales of the Company's products to Duquesne Light Company, through its subcontractor Sargent Electric Company, and engineering and production delays in the Company's new products, which included delays in the completion of designs, design changes, delays in the completion of testing and unexpectedly long lead times for certain components. To address these issues, the Company has named a chief operating officer and is working on improving its engineering and manufacturing systems.

     GROSS PROFIT. Gross profit increased as a percentage of net sales by 0.4% as 31.1% for the nine months ended September 30, 2000 as compared to 30.7% for the same period in 1999. The gross profit decreased by $1.1 million or approximately 35.4% to approximately $2.0 million during the nine months ended September 30, 2000 from $3.1 million during the nine months ended September 30, 1999. The decrease in gross profit resulted primarily from decrease in sales and the resulting underutilization of capacity.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by approximately $2.1 million, or approximately 100.5%, to $4.2 million during the nine months ended September 30, 2000 from $2.1 million during the nine months ended September 30, 1999, and increased as a percentage of net sales from approximately 20.3% during the nine months ended September 30, 1999 to approximately 63.7% during the nine months ended September 30, 2000. The increase in expenses resulted primarily from the following: (1) the existence of selling, general and administrative expenses for the Company's GDI traffic management division which was acquired in September 1999; (2) the existence of selling, general and administrative expenses for the Company's GDI traffic management division which was acquired in June 1999; and
(3) an increase in salary expense associated with the Company's rapid internal growth and the addition of personnel. Amortization expense amounted to $398,000 during the nine months ended September 30, 2000 as compared to $29,000 during the same period in 1999. Amortization expense during the nine months ended September 30, 2000 includes $253,000 in connection with deferred compensation arrangements, and $66,000 in amortization of goodwill.

     ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expense increased by $1.6 million or approximately 297.1%, to $2.1 million during the nine months ended September 30, 2000 from $0.5 million during the nine months ended September 30, 1999, and increased as a percentage of sales from approximately 5.2% during the nine months ended September 30, 1999 to approximately 32.6% during the nine months ended September 30, 2000. This increase in engineering and product development expense was primarily attributable to the creation and support of a research and development operation associated with the Company's acquisition of the eflex Wireless technology in January 2000. Engineering and product development expense during the nine months ended September 30, 2000 includes $472,000 in amortization for deferred compensation arrangements in connection with the eflex acquisition, and $79,000 in amortization of investments in technology.

     SEVERANCE COSTS. There was no amount for severance costs during the nine months ended September 30, 1999 as compared to severance costs of $191,000 for the same period in 2000. These costs were primarily attributable to the termination of Michael Armani in the amount of $168,000.

     LEGAL AND ACCOUNTING. Legal and accounting expenses during the nine months ended September 30, 2000 increased by $0.7 million or approximately 250.0%, to $1.1 million, or 16.7% of net sales from $0.3 million or approximately 3.0% of net sales during the same period for 1999. This increase in legal and accounting expense was primarily attributable to costs of litigation matters.

     INTEREST EXPENSE. Interest expense during the nine months ended September 30, 2000 increased by $96,000 or approximately 37.7%, to $351,000, or 5.3% of net sales from $255,000 or approximately 2.5% of net sales during the same period for 1999. This increase in interest expense was primarily attributable to interest on the Company's 10% Subordinated Unsecured Notes due 2001, of which $1,250,000 were issued between November 1999 and January 2000 and the Celtic Corporation revolving line of credit.

     LITIGATION SETTLEMENTS. There was no amount for litigation settlement expense during the nine months ended September 30, 1999 as compared to litigation settlement expenses of $1.4 million for the same period in 2000, which was attributable primarily to the Bibicoff settlement, which amounted to $719,000; and to the Drake & Drummond settlement, which amounted to $448,000.

     OTHER INCOME. There was no amount for other income during the nine months ended September 30, 2000, as compared to $36,000 during the nine months ended September 30, 1999.

     NET LOSS. Net loss for the nine months ended September 30, 2000 was approximately $7.3 million or approximately 110.8% of net sales as compared to net income of $3,000 or 0.0% of net sales for the nine months ended September 30, 1999. The increase in net loss was primarily due to increased operating expenses, including legal fees, severance costs and cost of litigation settlements, and to the decrease in net sales.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 2000, the Company financed its operations and capital expenditures primarily through proceeds from private placements of stock as explained below and proceeds under the Company's revolving line of credit. As of September 30, 2000, the Company had approximately $8.5 million in backlog orders for its products.

     As of September 30, 2000, the Company had a working capital deficiency of approximately $1.6 million and an accumulated deficit of approximately $20.1 million. As of that date, the Company had a net bank overdraft of $373,000 and $2.4 million in accounts receivable. The Company also had promissory notes outstanding in the aggregate amount of approximately $2.2 million (net of $17,500 of unamortized discount) as of September 30, 2000, of which $440,000 was due to related parties.

     In April 1999, the Company secured a revolving line of credit with Celtic Capital Corporation, a division of Foothill Capital Corporation. The line of credit bears interest at the greater of prime rate plus 3% (12.6% at September 30, 2000) or 10.75% per annum, is collateralized by substantially all of the assets of the Company and expires on November 28, 2000. The borrowing base under the line of credit is 80% of eligible accounts receivable up to a maximum borrowing of $3.0 million. As of September 30, 2000, the Company had borrowings of approximately $576,000 under the line of credit, and collateral availability of $316,000.

     Between November 1999 and January 2000, the Company issued $1,250,000 of 10% Subordinated Unsecured Promissory Notes due 2001. Included with the sale of the notes were warrants to purchase one share of common stock of the Company for each dollar amount of the notes purchased, an aggregate of 1,250,000 shares. The warrants had an exercise price of $1.75 per share. In February 2000, conditions enabling the Company to call the warrants issued in connection with this offering were met. All of the warrants were exercised for cash in the amount of $1,590,625, reduction in the subordinated promissory notes of $512,500, subscriptions receivable of $84,375. After the exercise of warrants and repayments of $50,000, the aggregate amount of notes remaining outstanding as of September 30, 2000 was $687,500, less unamortized warrant valuation of $3,101.

     In April 2000, the Company completed a private equity offering of 40,000 shares of common stock at a price of $5.00 per share, with gross proceeds of $200,000. In September 2000, the Company closed another private equity offering of an aggregate of 616,912 shares of its common stock at $3.25 per share, with gross proceeds aggregating $2 million.

     In September 2000, the Company issued $260,000 of 8% Convertible Subordinated Unsecured Promissory Notes due 2001. At the election of the holder, the notes may be converted into shares of the Company's common stock at a conversion price of $1.625 per share. Included with the sale of the notes were warrants to purchase one share of common stock of the Company for each $5.00 amount of the notes purchased, with an exercise price of $2.75 per share. The aggregate amount of notes remaining outstanding as of September 30, 2000 was $245,600, less unamortized warrant valuation of $14,399.

     Subsequent to September 30, 2000, the Company completed a private equity offering of an aggregate of 287,572 shares of common stock at $1.75 per share realizing $503,250. The Company also completed a private equity offering of 102 shares of Series A Convertible Preferred Stock at $10.00 per share realizing $1,020,000. The cost of these offerings approximated $151,094. The Company intends to use the proceeds of these private offerings for working capital and other corporate purposes.

     The cash proceeds from the above offerings, together with current and anticipated borrowings under the Company's line of credit with Celtic Capital Corporation, have been, and will continue to be, used as working capital to fund research and development costs associated with the Company's products, costs associated with manufacturing and marketing such products and costs associated with the Company's continued growth and expansion.

     The Company does not believe that cash flow from operations and its revolving line of credit with Celtic Capital Corporation will be adequate to fund its continuing operations over the next twelve months, including the Company's plans to exploit the technology obtained in connection with the Company's acquisition of eflex. The Company will require additional sources of liquidity through debt and/or equity financing, which sources the Company believes it has identified, including the Company's equity line of credit with Helenville Holdings Limited, the terms of which have been finalized but which does not become available until the shares to be issued to, and the shares underlying warrants to be issued to, such investor are registered under the Securities Act of 1933, as amended. However, there can be no assurance that any additional financing will be available to the Company on a timely basis or on acceptable terms, or at all. The inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations. If additional funds are raised by issuing equity or convertible debt securities, options or warrants, further dilution to the existing shareholders of the Company may result. In addition, any debt financing or other financing of securities senior to common stock will likely include financial and other covenants that will restrict the Company's flexibility. At a minimum, the Company expects these covenants to include restrictions on the Company's ability to pay dividends on its common stock. Any failure to comply with these covenants would have a material adverse effect on the Company's business, prospects, financial condition, results of operations and cash flows.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements. These forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

    o    market growth;
    o    new competition;
    o    competitive pricing;
    o    new technologies;
    o the Company's ability to successfully implement its future business plans; o statements about the Company's business strategy and its expansion strategy; o the Company's ability to attract strategic partners and alliances;
    o uncertainties relating to economic conditions in the markets in which the Company currently operates and in which the Company intends to operate in the future;
    o    the Company's ability to hire and retain qualified personnel;
    o    the Company's ability to obtain capital, if required;
    o the risk that if the Company is unable to ship products in a timely manner due to under-capitalization or other reasons, customers may cancel all or a portion of their orders;

    o the Company's ability to successfully implement its brand-building campaign;
    o the risks of uncertainty of trademark and other intellectual property protections;
    o the risks associated with the Company's strategy of growth through acquisitions, including whether the Company has the financial, human and other resources needed to identify and pursue acquisition opportunities and integrate acquired products and businesses into the Company's operations;
    o the Company's beliefs regarding the demand for its products and its competitive advantages;
    o    the negative impact of economic slowdowns and recessions;
    o the risk that if the Company's revenues or earnings fail to meet securities analysts' expectations, there could be an immediate and significant impact on the trading price of the Company's common stock;
    o volatility of the trading price of the Company's common stock that may be due to factors that impact the overall market and are unrelated to the Company's performance;
    o risks associated with existing and future governmental regulation to which the Company is subject; and
    o international customs, standards, approvals and political and economic uncertainties that may adversely affect the Company's ability to ship its products internationally in a timely and profitable manner.

         Results actually achieved may differ materially from expected results discussed in these statements. Several of these risks are discussed in greater detail in this report under the heading "Risk Factors." Any of the factors described above or under the heading "Risk Factors" could cause our financial results, including our net income (loss) or growth in net income (loss), to differ materially from prior results or from those expressed or implied by these forward-looking statements.

RISK FACTORS

     In addition to the other information contained in this quarterly report on Form 10-QSB, the following factors should be considered carefully in evaluating the Company's business and prospects.

THE COMPANY HAS A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT WHICH MAY CONTINUE IN THE FUTURE AND WHICH MAY ADVERSELY IMPACT THE COMPANY'S BUSINESS AND THE COMPANY'S SHAREHOLDERS.

     The Company has incurred net losses in each fiscal year since the Company's inception, with the exception of the fiscal year ended March 31, 1998, in which the Company realized nominal net income of $94,000. For the nine month transition period ended December 31, 1998, the Company reported a net loss of $249,000. The Company's accumulated deficit through December 31, 1999 was $12.8 million, and as of that date the Company had a total shareholders' equity of $663,000. The Company realized a net loss of $1.1 million for the twelve months ended December 31, 1999, as compared to incurring a net loss of $204,000 for the twelve months ended December 31, 1998. For the nine-month period ended September 30, 2000, the Company reported a net loss of $7.3 million. The Company expects its losses to continue during the remaining quarters of 2000 and the first quarter of 2001. The Company also expects that its losses may continue further into the future. There is no assurance that the Company will attain profitable operations in the future.

THE COMPANY MAY NEED AND BE UNABLE TO OBTAIN ADDITIONAL FUNDING ON SATISFACTORY TERMS, WHICH COULD DILUTE THE COMPANY'S SHAREHOLDERS OR IMPOSE BURDENSOME FINANCIAL RESTRICTIONS ON THE COMPANY'S BUSINESS.

     Historically, the Company has relied upon cash from financing activities to fund most of the cash requirements of its operating and investing activities. The Company does not believe that cash flows from operations and its revolving line of credit with Celtic Capital Corporation will be adequate to fund its continuing operations over the next twelve months, including its plans to exploit the technology obtained in connection with the Company's acquisition of eflex. The Company will require additional sources of liquidity through debt and/or equity financing, which sources the Company believes it has identified, including the Company's equity line of credit with Helenville Holdings Limited, the terms of which have been finalized but which does not become available until the shares to be issued to, and the shares underlying warrants to be issued to, such investor are registered under the Securities Act of 1933, as amended. However, there can be no assurance that any additional financing will be available to the Company on a timely basis or on acceptable terms, or at all. The inability to obtain such financing could have a material adverse effect on the Company's business and financial condition. If additional funds are raised by issuing equity or convertible debt securities, options or warrants, further dilution to the Company's existing shareholders may result. In addition, any debt financing or other financing of securities senior to common stock will likely include financial and other covenants that will restrict the Company's flexibility. At a minimum, the Company expects these covenants to include restrictions on the Company's ability to pay dividends on the Company's common stock. Any failure to comply with these covenants would have a material adverse effect on the Company's business, prospects, financial condition, results of operations and cash flows.

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

THE COMPANY'S OPERATING RESULTS ARE SIGNIFICANTLY DEPENDENT UPON THE ACCEPTANCE BY THE UTILITY INDUSTRY OF THE COMPANY'S SYSTEM.

     The Company offers automatic meter reading, or AMR, and other remote monitoring products and services and data generated from such services to utilities, the transportation industry and other such entities. The Company's success is almost entirely dependent upon whether these parties accept the Company's solution for their AMR or other data acquisition requirements and whether they allow the Company to install wireless data networks for servicing a substantial number of endpoint monitoring devices including utility meters. The automation of utility meter reading and data distribution is a relatively new and rapidly changing market. The Company believes that, as the utility industry becomes more competitive through various deregulation and privatization initiatives, there will be an increased need for more accurate, timely and efficient collection of consumption and other operating data. This will ultimately accelerate the adoption of AMR, data collection and data distribution systems and techniques. However, this is entirely dependent upon decisions made by utilities, other utility industry participants and utility customers over whom the Company has no control. The Company cannot accurately predict the size of this market or the Company's potential growth. The Company's system is one possible solution for AMR and data distribution. It has not been adopted as an industry standard and it may not be adopted on a broad scale. Competing systems have been and likely will continue to be selected by utilities and other potential clients. In the event utilities, other utility industry participants and utility customers do not adopt the Company's technology or do so less rapidly than expected by the Company, the Company's future financial results, including the Company's ability to service its indebtedness and achieve positive cash flows or profitability, will be materially and adversely affected.

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

THE COMPANY'S LACK OF DIVERSIFICATION MAY AFFECT THE COMPANY'S BUSINESS IF DEMAND IS REDUCED.

     A substantial portion of the Company's business is centered on the sale of modems and similar data communication devices, which typically accounts for over 90% of the Company's total revenues. Although the Company's customers typically standardize the unique or special components that are manufactured for them by or through the Company to be incorporated in the customers' end product, in most cases the Company does not have long-term contracts with the Company's customers. Accordingly, the Company is highly dependent on the successful sales of these types of products. A significant reduction in sales of these products resulting from changes in the industry, including the entry of new competitors into the market, from the introduction of new or improved technology or an unanticipated shift in the needs of the Company's customers, or for other reasons, would have a material adverse effect on the Company's business, prospects, financial condition, results of operations and cash flows.

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

THE COMPANY RELIES HEAVILY ON ITS KEY EMPLOYEES, AND THE LOSS OF THEIR SERVICES COULD MATERIALLY AND ADVERSELY AFFECT THE COMPANY'S BUSINESS.

     The Company's success is highly dependent upon the continued services of key members of the Company's management, including the Company's Chief Executive Officer, Terry Parker, Chief Operating Officer, John McLean, and Chief Financial Officer, David Stone. The loss of Mr. Parker, Mr. McLean or Mr. Stone or one or more other key members of management could have a material adverse effect on the Company. The Company has entered into an employment agreement with Mr. McLean in his capacity as president of the Company's telemetry division, but has not entered into an employment agreement with any other executive officer of the Company other than a written employment offer with Mr. Stone. The Company does not maintain key-man life insurance policies on any member of management.

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

THE COMPANY'S INABILITY TO SUCCESSFULLY DEVELOP AND EXPAND ITS SYSTEM COULD MATERIALLY AND ADVERSELY AFFECT ITS BUSINESS.

     The Company's initial target market is the monitoring, control and automation of utilities' electric, gas and water meters and distribution networks. Unforeseen problems may occur with respect to the Company's technology, products or services, and the Company may not successfully complete the development and commercial implementation of the Company's technology on a wide scale. The Company must continue to expand and upgrade its ability to implement successfully the Company's wireless networks. The Company may not be able to develop successfully a full range of endpoint devices. The Company's future success will also depend, in part, on the Company's ability to enhance the Company's existing hardware, software and wireless communications technology. Significant technological advances occur rapidly and frequently in the telecommunications industry. The advent of computer-linked electronic networks, fiber optic transmission, advanced data digitization technology, cellular and satellite communications capabilities, specialized mobile radio services and other commercial mobile radio services have radically expanded communications capabilities and market opportunities. Future advances may render the Company's technology obsolete or less cost effective than competitive systems or erode the Company's market position. Competitors may be capable of offering significant cost savings or other benefits to the Company's customers. Consequently, the Company may be unable to offer competitive services or obtain appropriate new technologies on a timely basis or on satisfactory terms. The Company's future performance will also depend significantly on the Company's ability to respond to future regulatory changes. The Company must make continued substantial investments to develop its technology. The Company has encountered product development delays in the past affecting both software and hardware components of the Company's system and the Company expects to incur such delays in the future. Delays can be caused by a number of factors, including changes in product design or definition during the development stage, changes in customer requirements, unexpected behavior of products under certain conditions, failure of third-party components to meet specifications or lack of availability of such components, and other factors. Delays in the availability of new products, or the inability to successfully develop products that meet customer needs, could result in increased competition, the loss of revenue or increased costs, any of which would have a material adverse effect on the Company's business, prospects, financial condition, results of operations and cash flows.

BECAUSE THE COMPANY BELIEVES THAT PROPRIETARY RIGHTS ARE MATERIAL TO ITS SUCCESS, MISAPPROPRIATION OF THESE RIGHTS OR CLAIMS OF INFRINGEMENT OR LEGAL ACTIONS RELATED TO INTELLECTUAL PROPERTY COULD ADVERSELY IMPACT THE COMPANY'S FINANCIAL CONDITION.

     The Company does not hold any patents. The Company currently relies on a combination of contractual rights, copyrights, trademarks and trade secrets to protect its proprietary rights. Historically, the Company's management believed that because of the rapid pace of technological change in the modem and wireless communication and device products industry, the legal intellectual property protection for the Company's products was a less significant factor in the Company's success than the knowledge, abilities and experience of the Company's employees, the frequency of the Company's product enhancements, the effectiveness of the Company's marketing activities and the timeliness and quality of the Company's support services. However, the Company now believes that several of the Company's current products and some products in development could benefit from patent protection. Accordingly, the Company has retained the services of a patent and trademark law firm to file patent applications for those products with the United States Patent and Trademark Office and has several patents pending. Although the Company relies to a great extent on trade secret protection for much of its technology, there can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors or customers will not independently develop comparable or superior technologies or obtain unauthorized access to the Company's proprietary technology.

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

                           PART II - OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS.

     On October 18, 1999, the Company initiated an action in the Orange County Superior Court, Central (Case No. 815922) by filing a complaint against Bibicoff & Associates and Harvey A. Bibicoff, its primary shareholder and chief executive officer, alleging, among other things, breach of contract, rescission based upon fraud, breach of fiduciary duty and declaratory relief arising out of a consulting agreement entered into between defendants and the Company. The complaint seeks damages according to proof at trial, rescission of the consulting agreement and restitution of all consideration received by defendants and a judicial declaration of the rights and liabilities of the parties. On December 6, 1999, defendants filed an answer to the complaint denying all material allegations contained therein. Defendants, together with five of the Company's subordinated promissory note holders and shareholders affiliated with defendants, concurrently filed a cross-complaint against the Company and Michael Armani, who is a director of the Company and was, at all times relevant to the action, a director and the President and Chief Executive Officer of the Company, for damages and rescission based upon alleged misrepresentations, false promises and non-disclosures by the Company and Mr. Armani in connection with the cross-complainants' purchase of their interests in the Company. The cross-complaint also contains breach of contract claims arising out of the consulting agreement between the Company and certain of the defendants and purported oral contracts between the Company and certain of the cross-complainants. On August 14, 2000, the Company and Mr. Armani filed an answer to the cross-complaint denying all material allegations contained therein, and, based on information elicited during the discovery process, on August 14, 2000 the Company filed a cross-complaint against Mr. Bibicoff for insider trading activities. The Company determined it lacked the financial resources required to vigorously prosecute its claims or defend the cross-complaint in this action. Solely for that reason, on August 24, 2000, the Company entered in to a letter of intent to settle this matter, which, with certain modifications, was finalized in November 2000. The settlement is payable with cash in the amount of $300,000 as well as 200,000 shares of the Company's common stock, and three-year warrants to purchase up to an aggregate of 150,000 shares of common stock at $1.92 per share. The Company has recorded the impact of the resolution of this matter as of September 30, 2000.

     On January 28, 2000, Aeris Communications, Inc., a California corporation, initiated an action in the United States District Court for the Northern District of California (Case No. C00-00328) against the Company alleging, among other things, patent infringement of two United States patents held by Aeris Communications. The alleged patent infringement related to certain technology the Company acquired in connection with its acquisition of eflex. The court dismissed this action on June 28, 2000. However, on October 10, 2000 Aeris filed a second action based on the same allegations (Case No. C00-3727). The Company intends to vigorously defend this second action. At this point, the Company cannot determine what impact, if any, the ultimate resolution of this matter would have on its financial position or results of operations.

     On June 27, 2000, Racon, Inc., a Washington corporation, and Daniel A. Blattman initiated an action in the King County Superior Court in the State of Washington (Case No. 00-2-17912-OSEA) against the Company alleging, among other things, breach of contract and default on a promissory note arising out of the Asset Purchase Agreement dated April 21, 2000 between the Company and Racon. The complaint seeks damages according to proof at trial in an amount not less than $50,000 with respect to Racon, and not less than $325,0000 with respect to Mr. Blattman, plus an award of prejudgment and/or default interest and attorneys' fees. The Company has recorded the liability for the $375,000 due under the Asset Purchase Agreement, but intends to vigorously defend this action based on Racon's failure to deliver all of the assets acquired thereunder. At this point, the Company cannot determine what impact, if any, the ultimate resolution of this matter would have on its financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Recent Sales of Unregistered Securities.
     ---------------------------------------

     In July 2000, the Company issued an aggregate of 220,000 shares of common stock at $3.25 per share to 14 investors in a private offering pursuant to which the Company issued an aggregate of 616,912 shares of common stock to 16 investors between May and July 2000. In addition, the Company issued warrants to purchase up to an aggregate of 81,200 shares of common stock to a finder in connection with the offering, which warrants are exercisable at prices ranging from $3.812 to $4.18.

     From July to September 2000, the Company issued 7,855 shares of common stock at prices ranging from $1.875 to $3.813 per share as compensation to a management and business consultant.

     From July to September 2000, the Company issued an aggregate of 136,700 shares of common stock upon exercise of warrants to six individuals in exchange for aggregate reductions in the balances of their 10% Unsecured Subordinated Promissory Notes due 2000 of $146,238.

     In July 2000, we issued 25,000 shares of common stock to a consultant upon the exercise of a stock option with an exercise price of $3.00 per share.

     In July 2000, we issued 6,000 shares of common stock to an employee upon the exercise of a stock option issued under our 1998 Qualified Stock Option Plan, which option had an exercise price of $1.25.

     In August 2000, we issued an aggregate of 40,000 shares of common stock to one current and one former non-employee director upon the exercise in full of warrants with an exercise price of $0.05 per share.

     From August to September 2000, we issued an aggregate of 26,000 shares of common stock to two employees upon the exercise of a non-qualified stock options with at exercise prices ranging from $1.25 to $1.90 per share.

     In September 2000, we issued 100,000 shares of common stock to one employee upon the exercise of a non-qualified stock option granted in connection with the acquisition of eflex at an exercise price of $1.75 per share.

     In September 2000, the Company issued warrants to purchase 52,000 shares of common stock at an exercise price of $2.75 per share pursuant to the Company's offering of 8% Convertible Subordinated Unsecured Promissory Notes due 2001.

     In September 2000, the Company issued options to purchase an aggregate of 623,000 shares of common stock to sixty-seven employees and options to purchase an aggregate of 40,000 shares to two non-employee directors under our 2000 Qualified Stock Option Plan, which have an exercise price of $2.59.

       Effective as of September 30, 2000, the Company issued an aggregate of 250,000 shares of common stock at prices ranging from $0.625 to $1.75 per share and warrants to purchase an aggregate of 150,000 shares of common stock at an exercise price of $1.92 to settle two litigation matters.

       Effective as of September 30, 2000, the Company issued an aggregate of 293,566 shares of common stock to adjust the conversion of the Series B Preferred Stock pursuant to formula provisions based on the public trading price of the Company's common stock as set forth in the Certificate of Determination of Rights, Preferences, Privileges and Restrictions.

The issuances of securities of the Company in the above-referenced transactions were effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide.

     Dividends.

     Pursuant to the terms of the Company's 10% Subordinated Unsecured Promissory Notes due 2000 and 10% Subordinated Unsecured Promissory Notes due 2001, the Company is restricted in its ability to declare and pay dividends and redeem or repurchase any shares of its common stock. The Company was in compliance with all covenants of these notes at September 30, 2000.

     In addition, pursuant to state law, the Company may be restricted from paying dividends to its holders of common stock as a result of its accumulated deficit as of September 30, 2000.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)      Exhibits.

              27.1    Financial Data Schedule.

     (b)      Reports on Form 8-K.

              A report on Form 8-K was filed on September 27, 2000 to report under Item 5 - Other Events a reorganization of the Company's top management effective as of September 8, 2000 and the adoption of a non-employee director compensation program.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TELENETICS CORPORATION

Dated:   November 15, 2000              By: /s/ DAVID L. STONE
                                           -------------------------------------
                                           David L. Stone
                                           Chief Financial Officer and Secretary
                                           (principal financial and accounting
                                           officer)

                                  EXHIBIT INDEX

Exhibit No.           Description

27.1                  Financial Data Schedule