Form 10QSB/A
period 2000-09-30
TELENETICS CORP
filed 2001-01-26
CIK 810018

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  AMENDMENT NO. 1
                                        TO
                                   FORM 10-QSB

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of January 24, 2001, there were 16,434,611 shares of the registrant's common stock outstanding.


================================================================================

PORTIONS AMENDED

The registrant hereby amends Item 6 of its Form 10-QSB for the quarter ended September 30, 2000 to add exhibits 10.1 through 10.4 that were inadvertently omitted from the Form 10-QSB. Except as described in the preceding sentence, no other changes are made to the Form 10-QSB.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)      Exhibits.

          Exhibit No.           Description

              10.1 Settlement Agreement and Mutual Release dated as of November 7, 2000 by and between Telenetics Corporation, on the one hand, and Harvey Bibicoff, Bibicoff & Associates, Inc., David Landau, Linda Berglas, Peter Nitz, Sandra Nitz and Paul Springer

              10.2 Security Agreement dated as of November 6, 2000 by and between Telenetics Corporation and Harvey Bibicoff

              10.3 Intercreditor Agreement dated as of November 6, 2000 by and among Telenetics Corporation, Harvey Bibicoff, Shala Shashani doing business as SMC Group, and SMC Communications Group, Inc.

              10.4 Form of Common Stock Purchase Warrant dated as of November 7, 2000 issued in connection with Settlement Agreement and Mutual Release dated as of November 7, 2000

              27.1    Financial Data Schedule

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TELENETICS CORPORATION

Dated:   January 25, 2001              By: /s/ DAVID L. STONE
                                           -------------------------------------
                                           David L. Stone
                                           Chief Financial Officer and Secretary
                                           (principal financial and accounting
                                           officer)

                                  EXHIBIT INDEX


          Exhibit No.           Description

              10.1 Settlement Agreement and Mutual Release dated as of November 7, 2000 by and between Telenetics Corporation, on the one hand, and Harvey Bibicoff, Bibicoff & Associates, Inc., David Landau, Linda Berglas, Peter Nitz, Sandra Nitz and Paul Springer

              10.2 Security Agreement dated as of November 6, 2000 by and between Telenetics Corporation and Harvey Bibicoff

              10.3 Intercreditor Agreement dated as of November 6, 2000 by and among Telenetics Corporation, Harvey Bibicoff, Shala Shashani doing business as SMC Group, and SMC Communications Group, Inc.

              10.4 Form of Common Stock Purchase Warrant dated as of November 7, 2000 issued in connection with Settlement Agreement and Mutual Release dated as of November 7, 2000

              27.1    Financial Data Schedule