Form 10KSB
period 2000-12-31
TELENETICS CORP
filed 2001-04-17
CIK 810018

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2000 or

| | Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to ___________

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

                                 (949) 455-4000
                (Issuer's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:
     Title of each class             Name of each exchange on which registered
             NONE                                     NONE

         Securities registered under Section 12(g) of the Exchange Act:
                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)
                              ---------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

Telenetics Corporation's revenues for the twelve months ended December 31, 2000 were $8,298,547.

As of April 12, 2001, the aggregate market value of the common equity held by nonaffiliates of Telenetics was approximately $6,788,034. The number of shares outstanding of our only class of common stock was 17,034,611 on April 12, 2001.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

================================================================================

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

COMPANY OVERVIEW

         Telenetics Corporation designs, produces and distributes wired and wireless data transmission and network access products and customer-specific communications products for customers around the world. Soon after our incorporation in California in 1984, we introduced the first internal 2400 bits per second modem for personal computers. Over the years, both through internal growth and development and through acquisitions, we have gained expertise and amassed resources relating to a wide array of wired and wireless data transmission and network access products and customer-specific communications products.

         During the late 1980s, intense competition, coupled with a series of managerial, engineering and production problems, inhibited our growth. From 1993 to 1995, we began a restructuring process, which ultimately resulted in the implementation of new engineering, sales and marketing strategies with a focus on the growing industrial automation market. Recognizing the emerging importance of wireless data communications products, from 1996 to 1998 we began investing in the development of wireless products for the markets in which we were already providing wired products. In 1998 we introduced the Omega(TM) Series product line, which was designed to provide meter reading, outage detection and reporting and other data acquisition capabilities through dedicated or shared telephone lines and cellular lines. In April 1999, we acquired the AirLink(TM) radio frequency technology and all related assets, hardware designs, software codes, pending patents, trademarks and contracts from Greenland Corporation.

         Between late 1997 and early 1999, we developed a working relationship with departments of transportation in several states and began to sell them communications products. In June 1999, we acquired the assets of a leading supplier of fiber optic and microwave communications products in this market, Sunnyvale General Devices and Instruments, Inc., or GDI. We believe that this acquisition greatly enhanced our presence in the traffic and transportation management industries. To further enhance our presence in this market, in July 1999 we acquired substantially all of the assets and technology of Sierra Digital Communications, Inc., or Sierra Digital, a leading supplier of millimeter wave radio products to the traffic management market. Sierra Digital designed and built wireless communication systems and short haul microwave radio communication equipment operating in the millimeter wave frequency bands for traffic control networks, industrial automation applications, video surveillance and other video transmission systems, as well as for wideband digital T1/E1 carrier networks, which are the most commonly deployed broadband communications network systems, and local area communications networks, or LANs, which are private networks used by businesses and other organizations to provide internal voice and data communications.

         In January 2000, we acquired eflex Wireless, Inc., a privately-owned company that was developing proprietary technology that we promote under the name Airwave(TM). The Airwave(TM) technology is designed to be used for sending and receiving data over the existing control channels of cellular networks. Control channels are a wireless data link for communicating between cellular telephones or devices and cellular systems without interfering with a carrier's revenue-generating voice channels. We believe that this technology, if further developed and deployed, may in the future support a wide range of wireless data applications.

         In late 2000, we entered into a Manufacturing License and Distribution Agreement, or Motorola Agreement, with Motorola, Inc., through Motorola's Multiservice Networks Division. Under the terms of the Motorola Agreement, we obtained from Motorola a royalty-bearing ten-year non-exclusive license to manufacture, market and further develop a series of Motorola commercial grade analog and digital data transmission and network access products. We distribute these products under the name Sunrise Series(TM) through the worldwide network of certified resellers, system integrators, partners, original equipment manufacturers and other distribution channels established by Motorola.

         We believe that our entry into the Motorola Agreement, together with our efforts to take advantage of the worldwide distribution network developed by Motorola, provide us with a unique opportunity to capitalize on and re-emphasize the expertise we have gained through our years of development, manufacturing and marketing of data transmission and network access products. Consequently, we currently organize our existing and planned products and services as follows:

         o Data Transmission and Network Access Products, which are a range of commercial and industrial grade analog and digital products used for transmitting data and accessing public and private communications networks;

         o Customer-Specific Communications Products, which are products that incorporate our industrial grade data transmission and network access products and/or other equipment and technologies to accomplish customer-specific objectives for data transmission and network access; and

         o Wireless Data Network Services, which are planned services that relate to wireless transportation of data over existing public or private networks.

INDUSTRY OVERVIEW

         Over the past several years, data communications networks have undergone major growth and have become a critical part of the global business and economic infrastructure. Many factors have contributed to this growth, including:

         o a surge in demand for high-speed wired and wireless Internet access and data transmission service; among other uses, high-speed access enables consumers to access bandwidth intensive content and services and enables businesses to implement e-commerce strategies, to access the Internet for a variety of purposes and to provide employees with telecommuting capabilities;

         o the enactment of the Telecommunications Act of 1996, which has allowed competitive local exchange carriers in the United States to compete with incumbent local exchange carriers, including the regional Bell operating companies, for local carrier services, which has resulted in an increase in the number of telephone service providers and has intensified competition among them;

         o an apparent worldwide trend toward deregulation of the communications industry, which may enable a large number of new communications service providers to enter the market; and

         o a growing preference among commercial, industrial and governmental enterprises for automation of remote data acquisition and collection activities through wired and wireless communications technologies.

         Responding to the growing demand for communications services and increased competitive pressures, businesses and government organizations that rely heavily on information technology are devoting significant resources to the purchase of data transmission and network access products and other customer-specific communications products.

OUR BUSINESS STRATEGY

         Since our incorporation in 1984, we have strived to develop expertise relating to a wide range of data transmission and network access products and customer-specific communications products. Recently we have acquired technology that may in the future be used to provide data transportation services. Our goal is to become a leading provider of products and services relating to data acquisition from remote locations, data transportation between remote locations and centralized locations, and data collection at centralized locations. Our business strategy to achieve this goal includes the following elements:

         o SOLIDIFY AND LEVERAGE WORLDWIDE DISTRIBUTION NETWORK FOR DATA TRANSMISSION AND NETWORK ACCESS PRODUCTS. Since our entry into the Motorola Agreement, we have begun to develop and solidify our relationships with certified resellers, system integrators and distributors, most of which are part of a worldwide distribution network developed by Motorola in connection with sales of its products, including the commercial grade analog and digital transmission and network access products that have been licensed to us by Motorola. Once firmly established, we intend to leverage these relationships by introducing other Telenetics products into the global distribution network as opportunities arise.

         o CONTINUE TO BUILD MARKET SHARE FOR OUR PRODUCTS. We plan to continue to focus our efforts in the utility automation, transportation and traffic management, and other industrial automation and specialty product markets. We also plan to develop new products and enhancements to meet or exceed the evolving requirements of both centralized and remote applications of our technologies. In addition, we plan to focus on building our own market share for the commercial analog and digital data transmission and network access products that we license from Motorola by first establishing us as the source of these high-end communications products and then further developing the product line where market demand is identified.

         o DEVELOP AND EXPAND STRATEGIC RELATIONSHIPS. We plan to continue to develop our strategic relationships with data communications products and services providers in order to enhance our product and service development activities and leverage shared technologies and marketing efforts.

         o INTENSIFY OUR MARKETING ACTIVITIES. As funds become available, we intend to invest in a comprehensive targeted, product-specific marketing program to raise awareness of Telenetics and its products, to solidify the confidence of our existing customer base and to attract new customers.

         o LEVERAGE EXISTING CUSTOMER BASE. We believe that many of our existing customers will continue to purchase our products. We intend to market new products and enhancements to our existing customers. We also believe that our existing customer base represents an important source of referrals for new customers.

         o ENHANCE CUSTOMER SERVICE AND TECHNICAL SUPPORT. Where appropriate, we intend to transfer technical support services, including pre- and post-sales application support, product repair and warranty support to a worldwide network of quality independent service centers. We also intend to continue to enhance the quality of customer service and technical support performed in-house at Telenetics.

         o INCREASE USE OF OUTSOURCE MANUFACTURING. We intend to transfer the manufacture and assembly of additional products to outside contract manufacturers in cases where we believe that outsourcing will assist us in shortening lead times and reducing inventory costs in order to increase customer satisfaction while preserving our gross margins.

         o CONTINUE TO DEVELOP WIRELESS TECHNOLOGY. As funds become available, we intend to continue to invest in research and development of wireless technologies, products and services to meet our customers' needs. We believe that the expertise we have developed in creating our existing wireless products, together with the expertise we acquired in our acquisition of eflex, will help enable us to enhance these products, develop new products and services and respond to emerging technologies in a cost-effective and timely manner.

OUR PRODUCTS AND SERVICES

         We currently organize our existing and planned products and services as follows:

         o Data Transmission and Network Access Products, which are a range of commercial and industrial grade analog and digital products used for transmitting data and accessing public and private communications networks;

         o Customer-Specific Communications Products, which are products that incorporate our industrial grade data transmission and network access products and/or other equipment and technologies to accomplish customer-specific objectives for data transmission and network access; and

         o Wireless Data Network Services, which are planned services that relate to wireless transportation of data over existing public or private networks.

     OUR DATA TRANSMISSION AND NETWORK ACCESS PRODUCTS

         Our data transmission and network access products include commercial grade analog and digital products as well as industrial grade analog and digital products, which are products that are used for transmitting data over and accessing public and private communications networks.

         Commercial Grade Analog and Digital Products
         --------------------------------------------

         We license from Motorola the right to manufacture, market and further develop a series of commercial grade analog and digital data transmission and network access products that we market under the name Sunrise Series(TM). These commercial grade analog and digital data transmission and network access products are designed to provide superior functionality and high reliability, especially when operating over poor quality communication lines. Many of these products are designed for use in applications where networking software is used to track performance and functionality of each part of a network.

         We are working to obtain registrations and approvals for these products in approximately 140 countries. Many of these countries previously had granted registrations and approvals to Motorola. Examples of our commercial grade analog and digital products include:

         o DATA MODEMS. Modems that are used to convert digital data to analog voice signals suitable for transmission over the existing public switched telephone network and to convert the analog voice signals back to digital data for use by computers, programmable logic controllers and other digital equipment.

         o BELL-COMPATIBLE MODEMS. Bell-compatible refers to modems that function to popular modem types that were designed by Bell Labs before it became Lucent Technologies.

         o MODEM NESTS. Nests, which may also be referred to as shelves, card cages or enclosures, are used when several modems are co-located, usually near a computer or communications center.

         o DSU / CSU. Data service units, or DSUs, and customer service units, or CSUs, are used by telephone carriers to send digital data over analog telephone lines. DSUs and CSUs are the digital equivalent of analog modems.

         o DATA / FAX MODEM. In addition to functioning as a data modem, features are included to enable users to send and receive facsimile documents.

         o DIGITAL BRIDGE. A digital bridge receives data on its main channel and transmits it simultaneously to multiple sub-channels. The sub-channels contend for access to the main channel. The digital bridge permits multiple devices to share a computer port, or communications channel.

         o ISDN PRODUCTS. Integrated Services Digital Network, or ISDN, is a telephone carrier offering that consists of two 64 kilobits per second channels. ISDN products provide an interface between a carrier circuit and two digital circuits for a customer's data or voice equipment.

         o X.25 SWITCHES. X.25 is a specification for an international packet switched network. An X.25 switch acts as a node to connect two or more X.25 circuits, or network legs, together.

         o T1 / FT1 PRODUCTS. T1 refers to a standard offering by telephone companies. T1 circuits provide two-way digital communication between any two points, operating at 1.544 megabits per second. T1 is the equivalent of 24 voice channels. FT1 refers to fractional T1, or the use of 1 to 23 of the available 24 channels. FT1 circuits cost less than a full T1 circuit.

         Industrial Grade Products
         -------------------------

         Our industrial grade analog and digital data transmission and network access products include a range of dial-up, leased line and private wire modems and accessories that are designed to operate in extended temperatures and harsh environments. These products generally exceed the surge protection standards of the industry and are adaptive to wide ranges of alternating current or direct current power inputs. The modular design of these products enables them to either interface with or complement one another. The versatility of this modular concept enables us to offer over 100 different product combinations to our customers, including customized selection of data speeds, data interfaces, power inputs, operating temperatures, data formats and power consumption. In addition, our product line serves both central site data communications needs and remote access and transmission sites on both the enterprise-wide and single location level. Examples of our industrial grade analog and digital products include:

         o MIU STANDALONE MODEMS. These modems include a range of dial-up, leased line and private wire modems and fiber optic line drivers that are encased in non-metallic enclosures, complete with power supplies and surge protection and used for a wide variety of industrial automation applications.

         o MYRIAD(TM) RACK MOUNT MODEM BANK. Modem banks are used for central data collections systems where a large number of modems are required at a central location. The Myriad(TM) Rack Mount Modem Bank has an industry-standard 19" chassis, or framework, with slots for 18 modem cards (dial-up, leased line or private wire modems) and two power supply cards.

         o FLASHPOLL(TM) FAST POLL MODEM. This modem is a leased line modem that we believe has the fastest polling time in the industry. This modem is designed for high-speed point-to-multipoint communications networks.

         o PONY EXPRESS(TM) MODEM MODULES. Modem modules are printed circuit boards that act as fully functional modems. Modem modules are at the heart of most of our industrial grade standalone modems and rack-mount modem cards and also are available to original equipment manufacturers, or OEMs, for integration into meters, controllers, remote terminal units, or RTUs, which are devices for offsite data collection and processing, and other similar devices.

     OUR CUSTOMER-SPECIFIC COMMUNICATIONS PRODUCTS

         Our customer-specific communications products incorporate our industrial grade data transmission and network access products and technologies to accomplish customer-specific goals. Our customer-specific communications products currently include a range of plug-in modem cards for GE Harris, a leading manufacturer of RTUs for utility automation systems, and a universal modem card for Bristol Babcock, Inc, a leading manufacturer of flow controllers.

         Omega(TM) Series Wireless Products
         ----------------------------------

         Our Omega(TM) Series wireless products are designed to transport data over public cellular networks using a combination of an industrial grade modem and a wireless transceiver, which is a module composed of a radio receiver and transmitter. The Omega(TM) Series products initially were analog products designed for automated meter reading, or AMR, applications but have since been installed in a wide variety of industrial automation applications throughout the United States and Canada. In response to the growing deployment of digital wireless technologies in public cellular networks, we are in the process of developing a digital version of our Omega(TM) Series products that currently is targeted for commercial release in 2001.

         In addition to providing high-speed two-way communication capability via cellular networks, Omega(TM) Series products can store the serial number or address of the meter or any other device, and in the case of a power outage or other alarm conditions, can report to a central host. Omega(TM) Series products are capable of receiving or initiating communications and transmitting data as frequently as required by the host application.

         Traffic and Transportation Management Products
         ----------------------------------------------

         Our Traffic and Transportation Management Systems Division operates as a communications solution finder, hardware supplier and/or integrator for the automobile vehicle traffic coordination and intelligent transportation systems market, which includes freeway management, traffic advisory and central control systems. The Division performs these functions through a network of consultants and value added resellers, or VARs, and through direct contact with various agencies and contractors. System integrators are companies or individuals that make a system function according to set specifications after its hardware is put in place. Value added resellers are companies or individuals that add features, other equipment or services to the products they represent and resell.

         Our traffic and transportation management products include a wide range of wired, wireless and fiber optic products. We produce a portion of these products, and we purchase for resale the remaining portion of these products from third parties through OEM agreements. Most of our traffic and transportation management products relate to the 170 and National Electrical Manufacturers' Association, or NEMA, Traffic Controllers. The 170 and NEMA Traffic Controllers are the two accepted generic equipment names given to the processors that control the red, yellow and green traffic lights that are used to control intersections.

         Sierra Series and Racon(TM) Series Microwave Radio Products
         -----------------------------------------------------------

         These products consist of industrial grade, extended temperature, short haul microwave radio communications equipment that have built-in antennas and operate in the millimeter wave frequency bands at 23 to 24 GHz, or billions of cycles per second. Applications for these products include communication of information in traffic control networks, industrial automation projects, video surveillance and video conferencing systems, T1/E1 carrier networks and LANs.

         Our microwave radios are a high-speed link in the emerging wireless Internet market and other networking markets. We have successfully provided microwave links to clients who needed wireless connectivity and speeds of several T1 lines or several digital subscriber, or DSL, lines. With our new proprietary integrated digital multiplexor technology, our customers can save substantial amounts of time and money by purchasing an enhancement to our microwave radio products that permits formatting and transmission of up to four full T1 or E1 lines along with a 10 megabyte LAN line simultaneously over the same path.

     PLANNED AIRWAVE(TM) WIRELESS DATA NETWORK SERVICES

         We are developing proprietary technology for sending and receiving data over the existing control channels of cellular networks based upon technology acquired from eflex. Control channels are a wireless data link for communicating between cellular telephones or devices and cellular systems without interfering with a carrier's revenue-generating voice channels. We believe that if further developed and exploited, this technology could support a wide range of wireless industrial and commercial remote monitoring and data acquisition applications such as utility meter reading, remote alarm monitoring and reporting, messaging, vending machine monitoring, vehicle tracking and remote diagnostics, traffic management and many others.

         We have entered into an agreement with GTE Telecommunication Services Inc., or GTE TSI, a leading provider of inter-carrier wireless services to carriers worldwide. The agreement contemplates that GTE TSI's service control point, which is a network control center linked to all North American cellular carriers, would serve as the gateway for data communications between the proprietary transceiver that we have begun to develop for connection to remote cellular devices and the wireless data network control center that we have begun to develop for the collection, verification and presentation of data to customers.

MARKETS

         The current principal targets of our marketing and sales efforts are the:

         o COMMERCIAL MARKET. The commercial market includes business and government entities that use public and private communications networks to carry data between locations. These networks are wired analog or digital circuits and/or wireless cellular circuits that use analog modems, digital transmission devices or cellular devices to access communications networks and transmit data. Our Sunrise Series(TM) products are at the high end of the worldwide commercial market for data transmission and network access products. Many of these products are used in applications for multinational and national industries such as banking and finance, insurance, telephone, including cellular systems, private networks and national public networks, airlines, medical diagnostics, oil and gas, lotteries and many other network applications where performance and reliability are essential.

         o INDUSTRIAL AUTOMATION MARKET. The industrial automation market consists of myriad organizations that use data communications in an automated process application, such as utilities and energy management companies. During the past several years, our primary focus was on developing new and unique products for the automation of the electric, gas and water utility industries. Responding to deregulation and other major changes taking place within the industry, electric power utility companies have become leading advocates in promoting the implementation of automation and technological advancement as a means of achieving cost savings as they enter the competitive arena. Utilities are automating numerous distinct processes within their operating systems. Our current product range is designed for and sold for use in the following processes:

                  o Automated meter reading, or AMR, which is intended primarily to eliminate the expense and inefficiencies of human meter readers and also is intended to provide a communications link to a customer's premises with the potential for providing additional value added services to the customer;

                  o Distribution automation, which is the remote monitoring and control of power distribution networks. These control systems are often referred to as SCADA systems. SCADA is an acronym for Supervisory Control and Data Acquisition; and

                  o Substation automation, which is the remote monitoring and control of electric power substations systems.

         o TRANSPORTATION AND TRAFFIC MANAGEMENT MARKET. Commentators have suggested that federal, state and local governments' ability to increase road, highway and railroad infrastructures is limited by urban development, environmental considerations, increasing costs and limitations on funding. Some municipal authorities have already made plans to meet the automation and management challenges facing the traffic and transportation industry in the new century in areas such as traffic management, signal improvement and other intelligent transportation systems.

                  Special technology applications that municipal authorities anticipate implementing include ice detection, traffic counters, alarms, traffic controllers and road monitoring. In most cases, these applications will require the coordinated involvement of federal and state departments of transportation and other transportation agencies, as well as equipment manufacturers and integrators who specialize in the transportation industry. In anticipation of a potential increase in transportation projects, we have established relationships with state transportation authorities and several manufacturers and integrators and are currently involved with a number of departments of transportation that have deployed or are expected to deploy our products. We also anticipate the use of our products in the railroad safety market.

         o SPECIALTY COMMERCIAL AND INDUSTRIAL AUTOMATION MARKETS. Our marketing efforts also focus on a wide variety of other commercial and industrial applications, including remote medical diagnostics, plant and manufacturing automation, building automation and lottery and gaming systems. We believe that, when fully developed and deployed, the AirWave(TM) control channel technology would place us in the position to expand into a broad range of industrial and commercial specialty markets by providing low cost, efficient data transportation services. We further believe that the fully developed and deployed AirWave(TM)technology would support a wide range of wireless data applications, including utility meter reading, remote alarm monitoring and reporting, messaging, vending automation, vehicle tracking and remote diagnostics, traffic management and many other industrial and commercial remote monitoring and data acquisition applications.

MARKETING AND SALES

         Our marketing activities include product marketing, industry marketing, seminars and marketing communications. Historically, our marketing efforts have focused on product and company awareness principally through trade shows, symposiums, published papers and our web site.

         Several major industry conferences have proven to be keystones in our marketing program. For example, our utility automation and AMR products are regularly exhibited at the DistribuTech Conference held in the winter, the National Meter Reading Conference held in the summer, and the Automatic Meter Reading Association conference held in the fall. Our Traffic Management Systems Division actively participates in and exhibits at the IMSA, or International Municipal Signal Association, Annual Conference, the Institute of Transportation Engineers Annual Meeting and the ITS, or Intelligent Transportation Systems, America Conference. In addition, since 1994, our Traffic Management Systems Group has organized and hosted an annual traffic communication technology seminar that generally is attended by several hundred transportation industry professionals from across North America.

         In the past, we have sold most of our products through a direct sales force based in our Lake Forest, California headquarters that contacted firms known to be active in each of our market segments and through a network of manufacturers' representatives located throughout the United States and Canada. With the July 1999 acquisition of GDI, now our Traffic Management Systems Division, we inherited a network of VARs, through which we continue to channel the sale of traffic automation systems.

         An analysis of the performance of the manufacturers' representatives over a three-year period revealed that this was not an effective channel to market for our products. Consequently, we terminated all of our manufacturers' representative agreements and have begun to channel sales of most of our products through a network of regional and national distribution outlets. In the second half of 2000, we entered into stocking/distribution agreements with several notable companies, including Graybar Electric, a national chain of 250 distribution centers that specializes in electrical and communications equipment for industrial and utility markets, Data Connect, a Washington, DC-based major distributor of communication products, and Blue Line Communications, a Southern California-based distributor of communication products.

         The global sales channel created by Motorola for the commercial grade analog and digital data transmission and network access products licensed to us by Motorola is extensive and we believe effective and knowledgeable on not only the licensed products but also on a vast array of other communications products. We are pursuing relationships or already have established relationships with many of the resellers, system integrators and distributors that were part of this sales structure for Motorola. We refer to this developing network as our Sunrise Partners network.

         The acceptance of Telenetics by the members of the distribution channel generally has been positive, and most of Motorola's existing customers and sales partners have indicated their intent to continue to purchase the licensed products that will be marketed, sold and serviced under our Sunrise Series(TM) brand name. We believe that use of this global sales channel will provide us with a competitive advantage in international data transmission and network access product markets by, among other things, enabling us to leverage our marketing and sales activities without the additional expense of a large direct sales force. We have divided the global sales channel into the following four major regions:

         o        Western, Central, Eastern Europe, Middle East, and Africa
         o        Asia Pacific, including mainland China, Australia, New
                    Zealand, and India
         o        Latin, Central and South America, Mexico and the Caribbean
         o        United States and Canada

         We have assigned area sales directors to each of these regions and have staffed and opened offices in Europe and Mexico, with similar plans for China and Southern Asia. Our sales staff in Lake Forest, California, currently manages sales in the United States and Canada. We plan to work with and strengthen this global sales channel by promoting and marketing Sunrise Series(TM) products through this channel and then introducing our other communications products into this channel where appropriate synergies exist.

         Ingram Micro Inc., a leading wholesale provider of technology products and services, previously served as a stocking distributor for Motorola in connection with the products we have begun marketing under the Sunrise Series(TM) name. In March 2001, we entered into a stocking/distribution agreement with Ingram Micro Inc. The agreement provides Ingram and its affiliates with the non-exclusive worldwide right to purchase, sell and ship to any reseller all computer products produced and/or offered by us during the term of the agreement. The agreement has an initial term of one year and will automatically renew for successive one-year terms unless earlier terminated by either party upon 30 days' prior written notice or immediately upon written notice in other limited circumstances. Although the agreement does not require Ingram to purchase any minimum amount or quantity of our products, Ingram has agreed under the agreement to list our products in Ingram's catalog, promote the products in a commercially reasonable manner, assist in product training and support and provide reasonable general product technical assistance to customers who purchase the products.

         Through the Sunrise Partner network, Ingram, Graybar, Data Connect and Blue Line, we will not only be establishing strategic, worldwide inventories of our products, but we also will be gaining access to a nationwide and international sales force. These organizations are staffed with sales professionals that are already involved with parallel products and services and are able to offer their customers the product expertise and application support vital to sales of high technology products. Our resellers add value by providing order processing, credit and significant sales and technical support. Our resellers generally are responsible for identifying potential customers, selling our products as part of complete solutions and, in some cases, customizing and integrating our products at end users' sites. We establish relationships with resellers through written agreements that provide prices, discounts and other material terms and conditions under which the distributor is eligible to purchase our products for resale. These agreements generally do not grant exclusivity to the resellers, prevent the resellers from carrying competing product lines or require the resellers to sell any particular dollar amount of our products, although the contracts may be terminated at our election if specified sales targets and end user satisfaction goals are not attained. We believe that this multi-channel sales strategy encourages broad market coverage by allowing our sales personnel to create demand for our products while giving customers the flexibility to choose the most appropriate delivery channels.

         Although we are excited about the international expansion opportunities provided by our license relating to the Sunrise Series(TM) products, we acknowledge that international sales are subject to risks, including various regulatory requirements, political and economic changes and disruptions, tariffs or other barriers, difficulties in staffing and managing foreign sales operations, and potentially adverse tax consequences. In addition, fluctuations in exchange rates may render our products less competitive to local product offerings or expose us to foreign currency exchange losses.

COMPETITION

         Telenetics and countless other companies have developed myriad data transmission and network access products and other customer-specific communications products designed to meet the growing demand for communications services by businesses and government organizations that rely heavily on information technology. Our products compete on the basis of product features, price, quality, reliability, brand name recognition, product breadth, developed sales channels, product documentation, product warranties and technical support and service. We believe that we generally are competitive in each of these areas. However, many of our existing and potential competitors have significantly more financial, engineering, product development, manufacturing and marketing resources than we have. There can be no assurance that competitors will not introduce comparable or superior products incorporating more advanced technology at lower prices, or that other changes in market conditions or technology will not adversely affect our ability to compete successfully in the future.

         Three major competitors for our Sunrise Series(TM) commercial analog and digital data transmission and network access products are Multitech Systems, Paradyne Networks, Inc. and 3-Com (formerly U.S. Robotics). Multitech has a mid-range and mid-priced product line that competes on price in some markets but lacks the general high-end features and performance of the Sunrise Series(TM). Nonetheless, Multitech has a substantial share of the market, particularly in the United States and Western Europe. Paradyne has an equivalent high-end modem series that is comparable to the Sunrise Series(TM) and competes substantially in some markets and directly into the customer base developed by Motorola. Competition from 3-Com (formerly U.S. Robotics) generally is limited to their high-end models sold primarily in Eastern Europe and the United States. In addition, there is competition in various regions and countries around the world from local manufacturers in Taiwan, Korea, Western Europe, Australia and other selected regions. Generally, this competition is localized and tends to be less of a threat globally due to the competitors' lack of extensive approvals in, and exposure to, the markets in other countries. Also this local competition tends to be on the lower end of the price and performance range.

         We also believe that although our Sunrise Series(TM) products have been in use for many years under the Motorola name, demand for these products remains high for two main reasons. First, because these products have high reliability and functionality, customers have designed them into their complex and growing communications networks, and many local telephone networks have incorporated these products into their network management systems. Second, we are in the process of obtaining registrations and approvals of the Sunrise Series(TM) products in over 140 countries where Motorola previously had obtained registrations and approvals for the products. Widespread registrations and approvals should enable multi-national networks to specify a single Sunrise Series(TM) product and be assured it will be approved for use most anywhere worldwide.

         In the utility automation market, major providers of complete systems include Itron Inc., Siemens, ABB Power T&D, Schlumberger Ltd., Alstom and GE Harris. At the present time, we do not compete with these companies. Rather, we seek to supply them with industrial grade wired and wireless products, including our various industrial grade modem products and the Omega(TM) Series of wireless products, for inclusion in their projects. In so doing, we compete with a select few other companies, including Starcomm Products, Inc. (industrial modems) and GDI Global Data, Inc. (cellular wireless products). Our Omega(TM) Series products also compete with alternative wireless technology solutions, notably fixed wireless networks. We also recognize that the suppliers of complete systems mentioned above are or may become capable of developing and manufacturing their own data communication solutions.

         In the telemetry market, which market covers two-way wireless monitoring of remote devices, Aeris Communications, Inc. and Cellemetry LLC offer control channel products and networks that compete with the proprietary control channel technology that we are developing under the AirWave(TM) brand name. There are also alternative wireless technologies such as two-way paging that are being promoted for use in similar applications.

         In the traffic and transportation management market, our competition is primarily from those VARs and system integrators who compete with our VARs and system integrators for the same contracts.

         We are aware of only one other, Southwest Microwave, that competes directly with our Sierra Series data microwave radio products and our Racon(TM) Series video microwave radio products. However, microwave radios are not this competitor's primary business, and it appears that this competitor's support for its microwave product line has been diminishing. We are aware of other competition from high-end microwave systems manufacturers. Although these high-end systems offer significant data throughput performance advantages, their associated costs generally have prevented them from becoming a competitive threat to us.

         Microwave technology also competes with other technologies, especially spread spectrum radio, which has developed the indoor wireless LAN market and has captured a substantial portion of short-range building-to-building LAN extension business. Spread spectrum products offer lower cost than microwave products but provide lesser performance. Also, spread spectrum products do not require an operational license, which means that spread spectrum products do not involve the administrative effort and cost that is required to file for a license for microwave products, but spread spectrum products bear the risk to the user of interference that cannot be predicted and may not be easily resolved.

CUSTOMERS

         We market and sell our products to a broad range of domestic and foreign industrial, commercial and governmental organizations as well as to our resellers and stocking distributors. During the year ended December 31, 2000, one customer, Sargent Electric, accounted for more than 10% of our revenues.

         End users of the commercial analog and digital data transmission and network access products covered by the Motorola Agreement include a broad mix of clients who historically have been serviced by the global sales channel developed by Motorola. Some of the end customers who rely on and have designed these products into their systems include:

AT&T                                  General Electric Medical Systems-France
British Telecom                       SITA, a worldwide airline network provider
France Telecom                        International Business Machines
GTE                                   Siemens Power Systems
Several divisions of Motorola, Inc.   Schlumberger
British Rail                          VISA
Nortel Networks                       NCR
British Airways                       United Parcel Service
Air India

         In addition, the national banking systems in countries such as Russia, Greece, Cypress, Portugal, India, the United Kingdom, Turkey, the Czech Republic and many other private banks rely on these commercial grade products. Also, many national telephone companies such as those in Turkey, Egypt, Kazakhstan, Portugal, Mexico and Argentina use these commercial grade products.

         A wide range of companies and organizations purchase our industrial grade data communications products. End user customers include utility companies and state and municipal authorities. We also enjoy close relationships with a large number of major OEMs and system integrators that have designed our products and technologies into their offerings. Significant projects include:

         o Duquesne Light Company, its subcontractor Sargent Electric, and Itron have jointly installed over 15,000 of our Omega(TM) Series products to provide the communications for a major AMR project in Pennsylvania.

         o GE Harris Energy Control Systems Canada selected us for the continued supply of digital fast poll modems for a major distribution automation project in Asia. Since 1998, we have been the exclusive supplier of the digital fast poll modems required for the communications links between the system master station and approximately 6,500 GE Harris RTUs installed on this project. Under a new contract entered into in February 2001, GE Harris agreed to purchase several thousand additional modems from us for the second phase of its project.

         o Alstom T&D chose us as its exclusive supplier of specialized industrial modems and modem racks for a major utility automation project in the Pacific Rim.

         o We supplied and integrated the networking and communications equipment that formed the core of the City of Philadelphia's Transportation Management Operation Center.

         Current customers for our Sierra Series and Racon(TM) Series microwave radios are spread through as many as 40 countries, with over 7,000 radios installed over the past several years. Recently, Texaco has used these radios to create the backbone for a wireless network that is used to monitor oil well production and operating parameters in remote locations where land lines are not available. In addition, TRW is using the radios to transmit full motion picture studio quality digital movie clips for major movie studios in and around Hollywood, California. Also, the United States government is installing systems at Navy and Air Force targeting and gunnery ranges in order to transmit video for scoring purposes. Microwave was chosen for this purpose due to damage that terrestrial lines sustain during practice bombing and gunnery sorties. Our video microwave radios are also used in Korea as part of a system to monitor their national forests for fires in remote areas.

TECHNICAL SUPPORT, CUSTOMER SERVICE AND WARRANTIES

         We are committed to providing quality technical support because we believe that technical support services, including pre- and post-sales application support, product repair and warranty support, are essential to effective sales programs. Historically, our technical support and customer service functions have been performed by our employees at our facilities in Lake Forest, California, for modems and cellular products, in Verdi, Nevada, for traffic automation products, and in Sacramento, California, for microwave products. Our technical analysts answer technical support calls directly and generally provide same-day or next-day response to questions that cannot be resolved in the initial phone call. We also provide support through our Internet web site, which web site offers technical information to answer hardware and software compatibility questions and enables customers to contact our technical support and customer service personnel via electronic mail.

         Since we acquired the license relating to Motorola's commercial data transmission and network access products in late 2000, we have begun to develop relationships with the companies that have provided worldwide technical support call center services and product repair services for purchasers of these products for many years. These companies generally offer one or more of the following levels of support:

         o        Level 1 - Basic Installation Support Via Telephone
         o        Level 2 - Application Support Via Telephone
         o        Level 3 - Product Repair At Major Sub-Assembly Level
         o        Level 4 - Product Repair At Component Level

         In addition, we have begun working with resellers and distributors that provide Level 1 and Level 2 support for various products. Although development of our relationships with outside technical support and customer service providers initially is focused upon our Sunrise Series(TM) products, we intend to outsource technical support and customer service functions relating to our other products to the extent favorable opportunities arise.

         We typically provide a one-year material and workmanship warranty, in addition to the pass-through warranties provided by component suppliers and other vendors. These warranties generally permit customers to return any product for repair or replacement if the product does not perform as warranted. Historically, warranty expenses have not had a material impact on our operations or financial condition. However, there can be no assurance that this will continue to be the case or that disputes over components or other materials or workmanship will not arise in the future.

MANUFACTURING, ASSEMBLY AND QUALITY ASSURANCE

         Our products comprise a large number of electronic components and other parts that we and/or our contract manufacturers procure from outside suppliers. Most of these components and parts are available from multiple sources with varying lead times. However, some components and parts used in our products are and may in the future become available only from single or limited sources. Also, despite the availability of multiple sources, we may in some circumstances select a single source in order to maintain quality control and develop a strategic relationship with a supplier. Although we generally buy components under purchase orders and do not have long-term agreements with our suppliers, we expect our suppliers, most of whom are large companies, to be able to continue to satisfy our requirements. Although we believe that in most cases alternative sources are available, if our ability to obtain these components at satisfactory quality and quantity levels were impaired or interrupted for any reason, there could be a substantial disruption to our ability to supply our products to our customers. In that event, we may be required to undertake the time consuming and expensive process of qualifying replacement suppliers, generating the supporting documentation, performing system-level integration, obtaining standards-compliant approval for our products, and retraining sales and marketing personnel. Our inability to source components and parts at satisfactory quality and quantity levels and with the appropriate lead times would adversely affect our business and operations by, among other things, preventing us from being able to distribute products upon which our revenues depend, which could in turn result in loss of current and future sales to affected and potential customers.

         Our products currently are manufactured, assembled, tested and shipped from our Lake Forest, California, Sacramento, California and Verdi, Nevada facilities, and from our contract manufacturers' facilities in various locations. Our involvement in the process with regard to most of our products consists primarily of final assembly, functional testing, quality control and shipping. However, we also do the initial assembly of many of the printed circuit boards used in our traffic and transportation management products. Also, we use third-party contract manufacturers for certain component and circuit board assembly and testing functions and have developed strategic relationships with several qualified and reliable local assembly houses. For example, we use Astronic, an ISO 9002-certified subcontractor, to provide contract manufacturing to us for our industrial grade data communications products.

         In addition, we entered into a Manufacturing Agreement dated as of December 29, 2000 with Comtel Electronics, Inc., a privately-held ISO 9001-certified manufacturer based in Tustin, California. Under the agreement with Comtel, Comtel has agreed to act as a turnkey contract manufacturer for the majority of the Sunrise Series(TM) commercial data transmission and network access products covered by the Motorola Agreement. As part of this arrangement, Comtel has agreed to perform component purchasing, full product assembly, testing and preparation for shipment of both base products, which are of a generic type and are identical, and final products, which are specially configured or modified to fill a particular customer order or need. We are selling to Comtel equipment and components that we purchased from Motorola for the purpose of manufacturing the Sunrise Series(TM) products. In addition, we are loaning to Comtel testing equipment needed in the manufacturing process. Our agreement with Comtel has an initial term of three years, with automatic one-year renewals unless terminated at least 180 days prior to the expiration of the then current term.

         We and/or our contract manufacturers perform extensive testing and inspection of all of our products prior to shipment. Units are labeled with both a serial number and part number/revision identification and are stamped with test verification and inspection stamps to permanently mark the products. We plan to enhance test procedure comprehensiveness to include testing of custom requirements as well as standard and default tests. Certificates of compliance are issued with each shipment that can be traced back to the final test technician and inspector. Failure analysis reports are issued as a general practice rather than on a request basis.

         We believe that outsourcing of our manufacturing, assembly and/or quality assurance processes has aided in minimizing both inventory and capital expenditures for us, including our fixed labor costs, while providing flexibility in production scheduling and capacity. Accordingly, we currently intend to continue to take advantage of outsource manufacturing and production opportunities that exist or may arise.

BACKLOG

         As of April 16, 2001, we had approximately $10.7 million in backlog orders for our products, which primarily related to our Sunrise Series(TM) and excluded an order for approximately $2.9 million relating to our McCarney Truck-Link project. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. The typical duration from receipt of a purchase order or other purchase commitment to shipment of the products ordered to the customer ranges from six to eight weeks depending upon the size of the order. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog. In fact, with regard to the McCarney Truck-Link project, our ability to complete this project is dependent upon McCarney providing us with a redesign of the printed circuit board that is part of the product that we are providing to McCarney under a purchase order. As of April 16, 2001, we have not received the anticipated redesign and there can be no assurance that we will receive the redesign. If we do not receive the redesign, we may be unable to fulfill the order relating to the McCarney Truck-Link project.

PRODUCT DEVELOPMENT

         Our product development efforts are directed toward enhancing existing products and developing new products in order to meet changing end user needs and to support an increasing number of applications. We believe our existing expertise in data transmission and network access product production, modular design and international standards-compliant interfaces and protocols, which are devices and computer languages that allow two or more communications devices to communicate with one another, provides us with a strong technology base to pursue this objective. Our product development efforts focus on the following principles:

         o DEVELOPMENT OF NEW PRODUCTS AND TECHNOLOGY. We continually assess domestic and international market trends, with the focus of developing new products designed to meet emerging market demands. In developing new products, we attempt to combine our existing technology base with new technologies to provide a broader range of automation and data communications and data acquisition solutions to end users.

         o EMPHASIS ON MODULAR TECHNOLOGY. Our data transmission and network access products generally are designed so that they can easily be expanded or upgraded and can easily be integrated into a customer's existing hardware infrastructure. A modular architecture also enables us to develop data communications hardware modules that address new market needs or comply with changes in data communication standards without re-engineering an entire hardware product.

         o IMPROVEMENT OF EXISTING TECHNOLOGY. We seek to expand the features and functionality of our existing product lines through technology modifications and enhancements to meet the changing needs of our customers. We continuously review the design and manufacturing process of our products to determine areas of potential product cost savings or enhanced product quality and reliability.

         As of December 31, 2000, we employed 16 persons in engineering, 11 of whom were engaged primarily in product development. As of December 31, 1999, we employed 11 persons in engineering, eight of whom were engaged primarily in product development. Engineering and product development expense increased by $2.2 million, to $3.0 million during the year ended December 31, 2000 from $0.8 million during the year ended December 31, 1999. This increase in engineering and product development expense was primarily attributable to the creation and support of a research and development operation associated with our acquisition of eflex in January 2000. We expect engineering and product development expenses to increase in actual dollars and decrease as a percentage of net sales during 2001 due to higher anticipated sales volume from the products covered under the Motorola Agreement.

         We believe our future success will depend, in part, upon our ability to expand and enhance the features of our existing products and to develop and introduce new products designed to meet changing customer needs on a cost-effective and timely basis. Consequently, failure by us to respond on a timely basis to technological developments, changes in industry standards or customer requirements, or any significant delay in product development or introduction, could have a material adverse effect on our business and results of operations. There can be no assurance that we will respond effectively to technological changes or new product announcements by others or that we will be able to successfully develop and market new products or product enhancements.

INTELLECTUAL PROPERTY

         We currently rely on a combination of contractual rights, copyrights, trademarks and trade secrets to protect our proprietary rights. However, we believe that several of our current products and some of our products in development could benefit from patent protection. As a result, we have filed patent applications for various products with the United States Patent and Trademark Office. Although we currently rely to a great extent on trade secret protection for much of our technology and in the future will also rely on patents to protect a portion of our technology, there can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop comparable or superior technologies or obtain unauthorized access to our proprietary technology.

         We own, license or have otherwise obtained the right to use certain technologies incorporated in our products. For example, under our agreement with Motorola, we obtained a royalty-bearing ten-year non-exclusive license to manufacture, market and further develop a series of commercial grade analog and digital data transmission and network access products. If we are unable to comply with the royalty or other terms of our agreement with Motorola, we will lose our license relating to the licensed products. If this were to occur, we would be unable to capitalize on this sales opportunity and could become subject to breach of contract or other liability.

         We may receive infringement claims from third parties relating to our products and technologies, such as the allegation of patent infringement action filed against us by Aeris Communications, Inc. In those cases, we intend to investigate the validity of the claims and, if we believe the claims have merit, to respond through licensing or other appropriate actions. To the extent claims relate to technology included in components purchased from third party vendors for incorporation into our products, we would forward those claims to the appropriate vendor. If we or our component manufacturers were unable to license or otherwise provide any necessary technology on a cost-effective basis, we could be prohibited from marketing products containing that technology, incur substantial costs in redesigning products incorporating that technology, or incur substantial costs defending any legal action taken against us.

GOVERNMENT REGULATION AND INDUSTRY STANDARDS

         Our products are designed to comply with a significant number of industry standards and regulations, some of which are evolving as new technologies are deployed. In the United States, our products must comply with various regulations defined by the United States Federal Communications Commission, or FCC, and Underwriters Laboratories, or other nationally-recognized test laboratories, as well as industry standards established by Telcordia Technologies, Inc., formerly Bellcore, and the American National Standards Institute. Internationally, our products must comply with standards established by the European Committee for Electrotechnical Standardization, the European Committee for Standardization, the European Telecommunications Standards Institute, telecommunication authorities in various countries as well as with recommendations of the International Telecommunications Union. The regulatory process in the United States and foreign countries can be time-consuming and can require the expenditure of substantial resources. In many foreign countries, obtaining required regulatory approvals may take significantly longer than in the United States. There can be no assurance that the FCC or foreign regulatory agencies will grant the requisite approvals for any of our products on a timely basis, if at all. The failure of our products to comply, or delays in compliance, with the various existing and evolving standards could negatively impact our ability to sell our products. United States and foreign regulations regarding the manufacture and sale of modems and other data communications devices are subject to future change. We cannot predict what impact, if any, such changes may have upon our business.

         Our products also are subject to statutes governing safety and environmental protection. We believe that we are in substantial compliance with these statutes and are not aware of any proposed or pending safety or environmental rule or regulation that, if adopted, would have a material impact on our business or financial condition.

EMPLOYEES

         As of March 19, 2001, we employed approximately 87 people, of which 84 were full-time employees. We consider our relations with our employees to be good. None of our employees are represented by a labor union.

                                       -18

ITEM 2. DESCRIPTION OF PROPERTY.

         Our corporate headquarters are located in Lake Forest, California in a leased corporate and manufacturing facility consisting of 26,232 square feet of space. The lease has an initial term of five years and one five-year option to extend. The monthly base rent is $28,913, and the lease includes an annual 3% rent escalation provision. The lease also provides for certain options for us to purchase the building, which options are transferable by us independent of our other rights and obligations under the lease.

         We also maintain facilities in Verdi, Nevada, Sacramento, California and Tampa, Florida. Each of these facilities are subject to month-to-month leases with an aggregate monthly rental for all three facilities of approximately $9,144. Our facilities in Verdi, Sacramento and Tampa consist of 10,500, 4,680 and 3,000 square feet, respectively.

ITEM 3. LEGAL PROCEEDINGS.

         On January 28, 2000, Aeris Communications, Inc., a California corporation, initiated an action in the United States District Court for the Northern District of California (Case No. C00-00328) against Telenetics alleging, among other things, patent infringement of two United States patents held by Aeris Communications. The alleged patent infringement related to technology we acquired in our acquisition of eflex. The court dismissed this action on June 28, 2000. However, on October 10, 2000 Aeris filed a second action based on the same allegations (Case No. C00-3727). We intend to vigorously defend this second action. At this point, we cannot determine what impact, if any, the ultimate resolution of this matter would have on our financial position or results of operations.

         On July 27, 2000, James R. Mills initiated an action in the United States District Court for the Northern District of Georgia (Atlanta) (Case No. 1:00-CV-1905-JEC) against Edward Didion, William Saunders, Terry Parker, eflex, Residential Utility Meter Services Inc., or RUMS, and Telenetics. eflex has been a subsidiary of Telenetics since January 2000. Messrs. Didion, Saunders and Parker are the former stockholders of eflex. Mr. Didion is a consultant of Telenetics, Mr. Saunders is a former advisor to our board of directors, and Mr. Parker is a former director and former President and Chief Executive Officer of Telenetics. Following a change in venue and a dismissal of some of Mr. Mills' claims, Mr. Mills filed a second amended complaint in the United States District Court for the Middle District of Florida (Tampa) (Case No. 8:00-CV-2283-T-27B) on March 7, 2001. The complaint relates to ownership rights and other actions taken regarding technology we acquired in our acquisition of eflex. The complaint includes allegations against RUMS for breach of contract and breach of fiduciary duty, allegations against Messrs. Saunders and Parker for tortious interference with property rights and contract, and allegations against Telenetics and eflex for breach of contract and successor liability. Based upon an agreement among Mr. Mills, RUMS and entities related to RUMS on the one hand and Messrs. Saunders and Parker and eflex on the other hand, Messrs. Saunders and Parker and eflex have some rights to indemnification by other parties to that agreement in connection with some of the allegations. Based upon the stock purchase agreement among Telenetics, eflex and Messrs. Saunders, Parker and Didion and John D. McLean, our Chief Operating Officer, Telenetics has some rights to indemnification by Messrs. Saunders, Parker, Didion and McLean. We intend to vigorously defend this action. At this point, we cannot determine what impact, if any, the ultimate resolution of this matter would have on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the quarter ended December 31, 2000, no matters were submitted to a vote of the holders of our securities.

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

         Set forth below are the high and low closing bid prices of our common stock for the periods shown, as obtained from Pink Sheets LLC, a research service that compiles quote information reported on the National Association of Securities Dealers composite feed or other qualified interdealer quotation medium. The quotations listed below reflect interdealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions. The quotations listed below reflect our one-for-five reverse stock split effected January 8, 1999.

                                              2000                   1999
                                              ----                   ----
                                         LOW       HIGH          LOW       HIGH
         January 1 - March 31          $ 2.38     $ 8.69       $ 1.05     $ 2.69
         April 1 - June 30             $ 3.00     $ 6.19       $ 1.31     $ 2.06
         July 1 - September 30         $ 1.84     $ 5.50         $.94     $ 2.13
         October 1 - December 31         $.84     $ 2.31         $.69     $ 3.13

         As of March 19, 2001, there were approximately 483 shareholders of record of our common stock. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms which, in turn, hold shares of stock for beneficial owners.

         We have never paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We are restricted from paying dividends on our common stock under state law, the certificate of determination for our Series A Convertible Preferred Stock, the terms of our 10% Subordinated Unsecured Promissory Notes due 2000 and our 10% Subordinated Unsecured Promissory Notes due 2001. We currently anticipate that we will retain our earnings, if any, for use in the continued development of our business.

         In September 2000, we issued 8% convertible subordinated promissory notes due March 15, 2001 to four accredited investors in exchange for $260,000. The notes are convertible at the option of the holders into a number of shares of common stock equal to the dollar amount to be converted divided by $1.625. In connection with the note offering, we issued to the note holders two-year warrants to purchase up to an aggregate of 52,000 shares of common stock at an exercise price of $2.75.

         In October 2000, we issued an aggregate of 287,572 shares of common stock to two accredited investors in exchange for cash in the amount of $1.75 per share. The shares of common stock were accompanied by two-year warrants to purchase an aggregate of 71,893 shares of common stock at an exercise price of $3.25 per share.

         In October and November 2000, we issued a total of 110 shares of Series A Convertible Preferred Stock to 21 accredited investors in exchange for cash in the amount of $10.00 per share. Each share of Series A Convertible Preferred Stock is convertible into common stock at a conversion rate equal to $10,000 divided by the conversion price, where the conversion price is the lower of (a) the fixed conversion price, or $2.775, which represents 120% of the closing bid price of our common stock on October 31, 2000 and (b) the floating conversion price, which is the amount obtained by multiplying the conversion percentage, which is initially 80%, by the average of the lowest three closing bid prices of our common stock for the 20 trading days immediately prior to the date of conversion. On November 3, 2005, any shares of Series A Convertible Preferred Stock that remain outstanding automatically will convert into shares of common stock, In addition, if prior to that date the closing bid price of our common stock is at least $5.00 per share for 60 consecutive trading days, then all outstanding shares of our Series A Convertible Preferred Stock automatically will convert into shares of common stock.

         In October 2000, we issued to one entity that acted as placement agent in our offering of Series A Convertible Preferred Stock and to twelve of its designees five-year warrants to purchase an aggregate of 265,000 shares of common stock at an exercise price of $3.00 per share.

         In November 2000, we issued 200,000 shares of common stock with a fair market value of $350,000 to one individual and three-year warrants to purchase an aggregate of 150,000 shares of common stock at an exercise price of $1.92 per share to seven individual in settlement of litigation.

         The issuances of our securities in the above-referenced transactions were effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, as transaction not involving a public offering. Exemption from the registration provisions of the Securities Act is claimed on the basis that such transaction did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide.

         Our authorized capital stock consists of 50,000,000 shares of common stock, no par value per share, and 5,000,000 shares of preferred stock, no par value per share. Of the 5,000,000 shares of preferred stock, 400 shares have been designated as Series A Convertible Preferred Stock, or Series A Stock, and the remaining 4,999,600 shares are undesignated. As of April 12, 2001, there were 17,034,611 shares of common stock outstanding held by approximately 483 holders of record and 110 shares of Series A Stock outstanding held by 21 holders of record. The following is a summary description of our capital stock.

     COMMON STOCK

         The holders of outstanding shares of our common stock are entitled to receive dividends out of assets legally available at times and in amounts as the board of directors may from time to time determine, subordinate to any preferences that may be granted to the holders of preferred stock. Holders of common stock are entitled to one vote per share on all matters on which the holders of common stock are entitled to vote.

         The common stock is not entitled to preemptive rights and may not be redeemed or converted. Upon our liquidation, dissolution or winding up, the assets legally available for distribution to our shareholders are divided among the holders of the common stock in proportion to the number of shares of common stock held by each of them, after payment of all of our debts and liabilities and fulfillment of the rights of any outstanding class or series of preferred stock that has priority to distributed assets. The rights of holders of common stock are subordinate to those of holders of any series of preferred stock.

     PREFERRED STOCK

         Preferred stock may be issued from time to time in one or more series, and our board of directors, without action by the holders of common stock, may fix or alter the voting rights, redemption provisions, dividend rights, dividend rates, claims to our assets superior to those of holders of our common stock, conversion rights and any other rights, preferences, privileges and restrictions of any wholly unissued series of preferred stock. The board of directors, without shareholder approval, can issue shares of preferred stock with rights that could adversely affect the rights of the holders of common stock. The issuance of shares of preferred stock could adversely affect the voting power of the holders of common stock and could have the effect of making it more difficult for a third party to acquire, or could discourage or delay a third party from acquiring, a majority of our outstanding common stock.

     SERIES A STOCK

         Liquidation Preference
         ----------------------

         Shares of Series A Stock rank senior to common stock as to distributions of assets upon liquidation, dissolution or winding up of Telenetics, whether voluntary or involuntary. Shares of Series A Stock have a liquidation preference of $10,000 per share. After payment in full of the liquidating distribution to which they are entitled, holders of Series A Stock will not be entitled to any further participation in any distribution of our assets.

         Dividends
         ---------

         Shares of Series A Stock do not bear any dividends.

         Voting Rights
         -------------

         Holders of Series A Stock generally do not have voting rights, except that approval of not less than two-thirds of the then outstanding Series A Stock is required in order for us to:

         o authorize or issue additional or other capital stock that is of senior or equal rank to the Series A Stock in respect to preferences as to distributions and payment upon liquidation, dissolution and winding up of Telenetics;

         o authorize or make any amendment to our Restated and Amended Articles of Incorporation or bylaws or make any resolution of our board of directors with the California Secretary of State containing any provisions that would adversely affect or otherwise impair the rights or relative priority of the holders of Series A Stock relative to the holders of any other class of capital stock;

         o amend, alter, change or repeal any of the powers, designations, preferences and rights of the Series A Stock;

         o directly or indirectly redeem, purchase or otherwise acquire from any person or entity other than a direct or indirect wholly-owned subsidiary of ours, or permit any subsidiary of our to engage in such a redemption, of any of our or our subsidiaries' capital stock or other equity securities or rights to acquire equity securities; or

         o directly or indirectly declare, pay or make any dividends or other distributions on common stock unless written notice has been given to holders of Series A Stock at least 30 days prior to the earlier of the record date or payment for the dividend or distribution, or unless the dividend or distribution also is paid to holders of Series A Stock and we meet certain financial tests after payment of the dividend or distribution.

         Voluntary Conversion
         --------------------

         Subject to the exceptions described below, a holder may convert shares of Series A Stock into shares of common stock, rounded to the nearest whole share, on or after the earlier of 90 days after the date of issuance of the Series A Stock, five days after the date, if any, that we receive notification from the Securities and Exchange Commission that there will be no review of the registration statement of which this prospectus is a part, or the date that the registration statement of which this prospectus is a part is declared effective by the Securities and Exchange Commission. The number of shares of common stock issuable upon conversion of each share of Series A Stock, or the conversion rate, is equal to $10,000 divided by the conversion price, where the conversion price is the lower of:

         o the fixed conversion price, or $2.775, which represents 120% of the closing bid price of our common stock on October 31, 2000; and

         o the floating conversion price, which is the amount obtained by multiplying the conversion percentage, which is initially 80%, by the average of the lowest three closing bid prices of our common stock for the 20 trading days immediately preceding the date of conversion.

         Appropriate adjustments to the fixed conversion price must be made to avoid dilution to the holders of Series A Stock upon subdivision or combination of our outstanding common stock. Downward adjustments to the fixed conversion price and the conversion percentage may be required if the holders exercise their rights to void redemption notices they give in connection with a major transaction or a triggering event, as described below.

         If at any time after the earlier to occur of the effectiveness of the registration statement of which this prospectus is a part and May 29, 2001 a holder submits a conversion notice and we do not issue shares of common stock that are registered for resale under the registration statement within seven business days after issuance is required under the certificate of determination, a holder can, in addition to pursuing any other remedies the holder may have:

         o void the holder's conversion notice and require us to return to the holder the shares of Series A Stock that have not been converted in accordance with the notice;

         o require us to redeem from the holder the shares of Series A Stock that have not been converted in accordance with the notice, at a price per share equal to the greater of $12,000 and the redemption rate as of the conversion date; or

         o if the failure is due to our not having a sufficient number of shares of common stock registered for resale and eligible for sale under the registration statement, require us to issue restricted shares of common stock to cover the conversion of the Series A Stock that have not been converted in accordance with the notice.

         Mandatory Conversion
         --------------------

         On November 3, 2005, any shares of Series A Stock that remain outstanding automatically will convert into shares of common stock at the then applicable conversion rate. In addition, if prior to November 3, 2005 the closing bid price of our common stock is at least $5.00 per share for 60 consecutive trading days, then all outstanding shares of our Series A Stock automatically will convert into shares of common stock at the then applicable conversion rate.

         Restrictions Upon Conversion
         ----------------------------

         In no event, other than upon a mandatory conversion or a triggering event, is a holder of our Series A Stock entitled to convert shares of Series A Stock in excess of that number of shares of Series A Stock that would cause the aggregate number of shares owned by the holder and its affiliates to exceed 4.99% of our outstanding shares of common stock following the conversion. In making this calculation, beneficial ownership shall be calculated in accordance with Section 13(d) of the Securities Exchange Act of 1934, except that the aggregate number of shares of common stock beneficially owned by the holder and its affiliates shall include the number of shares of common stock then proposed to be issued upon conversion of Series A Stock and shall exclude the number of shares of common stock underlying shares of Series A Stock that are not then proposed to be converted.

         Redemption
         ----------

         If a major transaction or a triggering event occurs, then the holders of at least two-thirds of our Series A Stock then outstanding have the right to require us to redeem their shares of Series A Stock. In the case of a required redemption following a major transaction, the redemption price is the greater of $10,000 and the price calculated by applying the redemption rate as of the date of the public announcement of the major transaction. However, if the announcement was made after 1:00 p.m. Eastern Time or the exchange or market on which our common stock is traded is closed on the date of the announcement, then the redemption rate shall be determined as of the next date on which the exchange or market on which our common stock is traded is open . The redemption rate is equal to the conversion rate in effect as of the date of determination multiplied by the closing bid price of our common stock on that date. If we are required to redeem shares of Series A Stock after a triggering event, the shares must be redeemed at a price per share equal to the greater of $12,500 and the price calculated by applying the redemption rate as of the date immediately preceding the date of the triggering event. Any amount paid over $10,000 per share will be treated as a preferred dividend.

         We have 30 days following receipt of redemption notices to pay the redemption price to each holder. Until the redemption price is paid to each holder, the holders of at least two-thirds of the Series A Stock then outstanding, including shares of Series A Stock submitted for redemption and for which the applicable redemption price has not been paid, shall have the option to void their redemption notices and require us to return their shares of Series A Stock that have not yet been redeemed and reduce the fixed conversion price of the Series A Stock.

         A major transaction includes a sale of all or substantially all of our assets, unless upon the completion of the sale of assets the holders of Series A Stock receive cash equal to at least $12,500 for each share of Series A Stock. A major transaction also includes the completion of a merger, reorganization, restructuring, consolidation or similar transaction by or involving Telenetics, except where:

         o        we are the survivor in the merger or consolidation;

         o holders of our capital stock immediately prior to a merger or consolidation own at least 50% of the outstanding capital stock of the surviving entity;

         o the sole purpose of the merger is to change the jurisdiction of our incorporation; or

         o holders of Series A Stock receive cash equal to at least $12,500 for each share of Series A Stock.

         Triggering events include:

         o failure of the registration statement of which this prospectus is a part to be effective or to cover the resale of all of the shares of common stock issued or issuable upon conversion of Series A Stock at any time after May 29, 2001;

         o inability for shares of common stock issued or issuable upon conversion of Series A Stock to be sold under the registration statement of which this prospectus is a part for any reason for any period of 90 consecutive days after May 29, 2001;

         o our failure to perform or observe any covenant, agreement or other provision in sections 2 or 8 of the certificate of determination for the Series A Stock, which sections cover voting rights of the Series A Stock and the reservation of sufficient shares of common stock for issuance upon conversion of the Series A Stock;

         o issuance of notification by us to holders of Series A Stock as a class of our intention not to comply with requests for conversion of shares of Series A Stock;

         o our failure to perform or observe any covenant, agreement or other provision contained in the certificate of determination or in the agreements entered into in connection with the issuance of the Series A Stock where the failure is not cured within 30 days after we know or should have known of the failure and the failure has had, or could reasonably be expected to have, a material adverse effect on us and our subsidiaries taken as a whole or on the Series A Stock; and

         o determination that any of our representations or warranties contained in the securities purchase agreement and the registration rights agreement entered into in connection with the issuance of the Series A Stock is false or misleading on or as of the date made and reflects or has had a material adverse effect on us and our subsidiaries taken as a whole or on the Series A Stock.

         Purchase Rights
         ---------------

         If we grant, issue or sell any options, convertible securities, rights to purchase stock, warrants, securities or other property to the holders of our common stock in proportion to their ownership of our common stock, then the holders of Series A Stock have the right to purchase that amount of the securities or other property that the holder of Series A Stock would have been able to acquire if the holder had held the number of shares of common stock issuable upon full conversion of its Series A Stock immediately before the date as of which the holders of our common stock are to be determined for the grant or issuance by us of the securities or other property.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Telenetics Corporation designs, produces and distributes wired and wireless data transmission and network access products and application-specific communications products for customers around the world. The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. This report and our consolidated financial statements and notes to consolidated financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

         --       the projected growth in the markets in which we compete;
         --       our business strategy for expanding our presence in these
                  markets;
         --       anticipated trends in our financial condition and results of operations; and
         --       our ability to distinguish ourselves from our current and
                  future competitors.

         We do not undertake to update, revise or correct any forward-looking statements.

         The information contained in this report is not a complete description of our business or the risks associated with an investment in our common stock. Before deciding to buy or maintain a position in our common stock, you should carefully review and consider the various disclosures we made in this report, and in our other materials filed with the Securities and Exchange Commission that discuss our business in greater detail and that disclose various risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

         Any of the factors described above or in the "Risk Factors" section below could cause our financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                  Twelve Months Ended Dec. 31,
                                                  ----------------------------
                                                      2000             1999
                                                  ----------        ----------
Net sales..................................          100.0%            100.0%
Cost of sales..............................           81.3              68.3
                                                  ----------        ----------
Gross profit...............................           18.7              31.7

Operating expenses:
   Selling, general and administrative.....           79.1              28.7
   Engineering and product development.....           35.0               6.8
   Legal and settlement costs..............           28.4               1.6
                                                  ----------        ----------

Operating income (loss)....................         (123.9)             (5.5)
Interest expense...........................           (6.4)             (3.1)
Debt termination costs.....................           (0.1)             (0.8)
Other income...............................             --                --
                                                  ----------        ----------

Net loss                                            (130.5)%            (9.3)%
                                                  ==========        ==========

COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 2000 AND TWELVE MONTHS ENDED DECEMBER 31, 1999

         NET SALES. Net sales for the twelve months ended December 31, 2000 were approximately $8.3 million as compared to approximately $11.9 million for the twelve months ended December 31, 1999, a decrease of approximately $3.6 million or 30.3%. The decrease in net sales was primarily due to a reduction in sales to Duquesne Light Company through its subcontractor, Sargent Electric, that occurred when the project was completed during the second quarter of fiscal 2000. This reduction of approximately $5.2 million was partially offset by increased sales by our Traffic Management Systems Division that we acquired in June 1999, because we included twelve months of revenue for this division in fiscal 2000 as compared to only seven months of revenue for this division in fiscal 1999.

         GROSS PROFIT. Gross profit decreased as a percentage of net sales to 18.7% for the twelve months ended December 31, 2000 as compared to 31.7% for the twelve months ended December 31, 1999. The decrease in gross profit margin was primarily attributable to increased manufacturing overhead and direct labor costs in our principal factory in Lake Forest, California. These increases reflect expenses associated with the support of new product lines, including the microwave products we acquired from Sierra Digital and Racon, and twelve months of costs associated with our move to a substantially larger facility in August 1999 as compared to four months of these increased costs in the prior year. Manufacturing overhead and direct labor costs in these areas were $1.45 million, or 17.5% of total revenue and 25.7% of Lake Forest revenue for the twelve months ended December 31, 2000, as compared to $981,000, or 8.2% of total revenue and 9.7% of Lake Forest revenue, for the twelve months ended December 31, 1999. These increased costs caused a 9.3% reduction in gross profit margin. The decrease in gross profit margin was also due to multiple cost increases related primarily to our insufficient liquidity. Late and insufficient payments to vendors led to inefficiencies, including high pricing and poor delivery from our key vendors, our need to frequently use high priced and unpredictable "gray market" sources for parts to meet customer requirements and substantial underutilized labor.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by approximately $3.2 million or 91.9%, to approximately $6.6 million for the twelve months ended December 31, 2000 as compared to approximately $3.4 million for the twelve months ended December 31, 1999, and increased as a percentage of net sales to 79.1% for the twelve months ended December 31, 2000 from 28.7% during the previous year. The increase in selling, general and administrative expenses was due to a number of factors. The most significant of these were an increase in amortization expense of approximately $900,000, an increase in salaries and other compensation of approximately $700,000, including $191,000 in severance costs associated with management restructuring, and the inclusion of twelve months of expenses during the year ended December 31, 2000 for our Traffic Management Systems Division that we acquired in June 1999 as compared to the inclusion of seven months of expenses from that division during the year ended December 31, 1999.

         Amortization expense during the twelve months ended December 31, 2000 was associated primarily with goodwill acquired in the acquisition of our Traffic Management Systems Division in June 1999 and the technology acquired from Greenland Corporation in April 1999. In addition to the amortization of these assets that we anticipated would occur for the twelve months ended December 31, 2000, we determined that the entire remaining asset value of both our Traffic Management Systems Division and the Greenland Corporation technology should be expensed during this reporting period. This decision was based on the significant change in our focus and business strategy that was triggered by our entry into the Manufacturing License and Distribution Agreement with Motorola. The expense associated with the early write-off of these intangible assets was $497,000.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses increased by approximately $2.1 million or 260%, to approximately $2.9 during the twelve months ended December 31, 2000, from $807,199 during the twelve months ended December 31, 1999, and increased as a percentage of sales from 6.8% during the twelve months ended December 31, 1999 to 35.0% during the twelve months ended December 31, 2000. The increase in engineering and product development expense was primarily attributable to expenses associated with our eflex Wireless Data Network Division, which we acquired in January 2000. This division incurred expenses that totaled more than $1.5 million and consisted of $821,000 in cash expenses and $700,000 in non-cash amortization expense associated with the value of options granted to consultants as part of our acquisition of this division. A secondary factor in the increase in engineering and product development expenses was consulting and professional services, which increased $281,000 to $315,000 in the twelve months ended December 31, 2000 as compared to $34,000 for the twelve months ended
December 31, 1999. This increase was mainly a result of outsourcing the development of certain new products.

         LEGAL AND SETTLEMENT COSTS. Legal and settlement costs increased by approximately $2.2 million to approximately $2.4 million during the twelve months ended December 31, 2000, from $192,181 during the twelve months ended December 31, 1999, and increased as a percentage of sales from 1.6% during the twelve months ended December 31, 1999 to 28.4% during the twelve months ended December 31, 2000. The increase in legal and settlement costs was primarily attributable to litigation costs and cash payments and shares of common stock and warrants to purchase common stock issued in connection with settlement of the Bibicoff, et al., Drake & Drummond and Coleman and Company Securities lawsuits that we have settled and to litigation costs in the ongoing Aeris Communications, Inc. lawsuit. Each of these lawsuits is described in further detail in Note 13 of our consolidated financial statements included in this document.

         INTEREST EXPENSE. Interest expense during the twelve months ended December 31, 2000 increased by $165,311 to $531,215 or 6.4% of net sales, from $365,904 or 3.1% of net sales during the twelve months ended December 31, 1999.

The increase in interest expense resulted primarily from the issuance of subordinated notes payable in November 1999 through January 2000 and in September 2000 and a higher average loan balance with our senior lender. The increase in interest expense as a percentage of net sales was primarily a result of the increased interest amount and the decrease in net sales.

         DEBT TERMINATION COSTS. Debt termination costs during the twelve months ended December 31, 2000 decreased by $86,280 to $9,874 or 0.1% of net sales, from $96,154 or 0.8% of net sales during the twelve months ended December 31, 1999. The decrease in debt termination costs resulted primarily from our maintenance of existing debt sources during the twelve months ended December 31, 2000.

         OTHER INCOME. Other income decreased by $872 to $53 in the twelve months ended December 31, 2000 from $925 in the previous year.

         INCOME TAXES. Income taxes were nominal in both respective periods because we are in a loss carryforward position for federal income tax purposes. At December 31, 2000, the components of our deferred tax assets and liabilities were comprised primarily of the future tax benefit of our net operating loss carryforwards of approximately $5,116,000. The use of the net operating loss carryforwards could be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of our continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of deferred tax assets is not more likely than not. Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of December 31, 2000.

         NET LOSS. Net loss for the twelve months ended December 31, 2000 was $10,829,507 or 130.5% of net sales as compared to $1,111,177 or 9.3% of net sales in the twelve months ended December 31, 1999. The increase in net loss for the twelve months ended December 31, 2000 was primarily attributable to increases in operating expenses, principally legal and settlement costs and amortization, and secondarily attributable to the decrease in gross profit.

LIQUIDITY AND CAPITAL RESOURCES

         During the twelve months ended December 31, 2000, we financed our operations and capital expenditures primarily through proceeds from private placements of stock as explained below and proceeds under our revolving line of credit. As of April 16, 2001, we had approximately $10.7 million in backlog orders for our products, which primarily related to our Sunrise Series(TM) and excluded an order for approximately $2.9 million relating to our McCarney Truck-Link project. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. The typical duration from receipt of a purchase order or other purchase commitment to shipment of the products ordered to the customer ranges from six to eight weeks depending upon the size of the order. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog. In fact, with regard to the McCarney Truck-Link project, our ability to complete this project is dependent upon McCarney providing us with a redesign of the printed circuit board that is part of the product that we are providing to McCarney under a purchase order. As of April 16, 2001, we have not received the anticipated redesign and there can be no assurance that we will receive the redesign. If we do not receive the redesign, we may be unable to fulfill the order relating to the McCarney Truck-Link project.

         As of December 31, 2000, we had a working capital deficiency of approximately $2.1 million and an accumulated deficit of $23.9 million. As of that date, we had a net bank overdraft of $19,350 and $1.5 million in accounts receivable. We also had promissory notes outstanding in the aggregate amount of approximately $2.0 million (net of unamortized warrant valuation) as of December 31, 2000, of which $665,000 was due to related parties.

         Net cash used in our operating activities amounted to $5,722,000 in 2000. This was primarily attributable to the net loss of $10,830,000, which was offset by non-cash charges of $1,416,000 of litigation settlements, $496,000 for impairment of intangible assets, $531,000 of depreciation and amortization and $1,131,000 of compensation relating to stock options, as well as $1,098,000 of cash in operating assets and liabilities. Changes in assets and liabilities are primarily a function of an increase in accounts payable and accrued liabilities.

         Net cash used in our investing activities amounted to $589,000 during 2000. This was primarily attributable to purchases of property, plant and equipment of $219,000 and cash paid for business acquisitions of $238,000.

         Net cash provided by financing activities amounted to $6,455,000 during 2000. This was primarily attributable to the proceeds from the sale of common stock of $2,387,000, exercise of stock options and warrants of $2,875,000, sale of preferred stock of $939,000 and sale of promissory notes of $1,131,000, partially offset by repayments of convertible notes payable of $415,000 and bank overdraft of $299,000.

         In April 1999, we secured a revolving line of credit with Celtic Capital Corporation, a division of Foothill Capital Corporation. The line of credit bears interest at the greater of prime rate (9.5% at December 31, 2000) plus 3%, or 12.5% per annum, is collateralized by substantially all of our assets and expires on November 28, 2001. The borrowing base under the line of credit is 80% of eligible accounts receivable up to a maximum borrowing of $3.0 million. As of December 31, 2000, we had borrowings of approximately $700,235 under the line of credit, and collateral availability of $334,438.

         Between November 1999 and January 2000, we issued $1,250,000 of 10% Subordinated Unsecured Promissory Notes due 2001. Included with the sale of the notes were warrants to purchase an aggregate of 1,250,000 shares of our common stock at an exercise price of $1.75 per share. In February 2000, conditions enabling us to call the warrants issued in connection with this offering were met. All of the warrants were exercised for cash in the amount of $1,590,625, reduction in the subordinated promissory notes of $512,500, and subscriptions receivable of $84,375. After the exercise of warrants and repayments of $50,000, the aggregate amount of notes remaining outstanding as of December 31, 2000 was $687,500, before unamortized warrant valuation.

         In April 2000, we completed a private equity offering of 40,000 shares of common stock at a price of $5.00 per share, with gross proceeds of $200,000. In September 2000, we closed another private equity offering of an aggregate of 616,912 shares of its common stock at $3.25 per share, with gross proceeds aggregating $2,000,000.

         Between May and July 2000, we issued an aggregate of 616,912 shares of common stock at $3.25 per share to 16 accredited investors. We issued warrants to purchase up to an aggregate of 81,200 shares of common stock at exercise prices ranging from $3.812 to $4.18 to a finder in connection with the offering.

         In June 2000, SMC Group loaned to us $65,000 at an interest rate of 10% per year. In October 2000, SMC Group loaned to us $75,000 at an interest rate of 8% per year. Principal and accrued interest on these loans is due June 30, 2002.

         In September 2000, we issued to four accredited investors an aggregate of $260,000 of 8% Convertible Subordinated Unsecured Promissory Notes due 2001. At the election of the holders, the notes may be converted into shares of common stock at a conversion price of $1.625 per share. Included with the sale of the notes were warrants to purchase one share of common stock for each $5.00 amount of the notes purchased, with an exercise price of $2.75 per share. The aggregate amount of notes remaining outstanding as of December 31, 2000 was $260,000, less unamortized warrant valuation of $12,960. At March 30, 2001, the notes remained unpaid and were in default.

         In August and September 2000, Frank Ribelin, one of our employees, loaned to us a total of $100,000. This amount is due June 30, 2002.

         In September 2000, John McLean loaned to us $25,000. This amount does not bear interest and is due June 30, 2002.

         In October 2000, Terry Parker loaned to us $150,000 at an interest rate of 8% per year. Principal and all accrued interest are due June 30, 2002.

         In October 2000, we issued an aggregate of 287,572 shares of common stock to two accredited investors in exchange for cash in the amount of $1.75 per share. The shares of common stock were accompanied by two-year warrants to purchase an aggregate of 71,893 shares of common stock at an exercise price of $3.25 per share.

         In October and November 2000, we issued a total of 110 shares of Series A Convertible Preferred Stock to 21 accredited investors in exchange for cash in the amount of $10.00 per share. Each share of Series A Convertible Preferred Stock is convertible into common stock at a conversion rate equal to $10,000 divided by the conversion price, where the conversion price is the lower of (a) the fixed conversion price, or $2.775, which represents 120% of the closing bid price of our common stock on October 31, 2000 and (b) the floating conversion price, which is the amount obtained by multiplying the conversion percentage, which is initially 80%, by the average of the lowest three closing bid prices of our common stock for the 20 trading days immediately prior to the date of conversion. On November 3, 2005, any shares of Series A Convertible Preferred Stock that remain outstanding automatically will convert into shares of common stock, In addition, if prior to that date the closing bid price of our common stock is at least $5.00 per share for 60 consecutive trading days, then all outstanding shares of our Series A Convertible Preferred Stock automatically will convert into shares of common stock.

         In January 2001, we issued $2,115,000 of 7% Convertible Subordinated Debentures due January 2, 2003 to Dolphin Offshore Partners, L.P., an owner of over 5% of our outstanding common stock.

         In January 2001, we issued a note in the principal amount of $325,000 to Dolphin Offshore Partners, L.P. The note bears interest at the rate of 12% per year. Principal and all accrued interest under the note are due April 22, 2001 or upon any earlier demand.

         The cash proceeds from the above offerings, together with current and anticipated borrowings under our line of credit with Celtic Capital Corporation, have been, and will continue to be, used as working capital to fund research and development costs associated with our products, costs associated with manufacturing and marketing such products and costs associated with our anticipated growth and expansion. Historically, we have relied upon cash from financing activities to fund most of the cash requirements of our operating and investing activities. Although we have been able to generate some cash from our operating activities in the past, there is no assurance we will be able to continue to do so in the future.

         While we believe that cash flow from operations and our financing available through our revolving line of credit facility with Celtic Capital Corporation will be adequate to fund our continuing operations for the next twelve months, we further believe that additional sources of liquidity through debt and/or equity financing may be required to fund our plans to exploit the license we obtained from Motorola relating to our commercial analog and digital data transmission and network access products, to further develop and exploit the proprietary wireless technology we acquired in our acquisition of eflex Wireless, Inc., and to fund other plans for future growth. We currently do not have any commitments for additional financing. Any future financing may not be available on a timely basis, in sufficient amounts or on terms acceptable to us. Any future financing may also dilute existing shareholders.

         We received a notice from the Nasdaq SmallCap Market that our common stock has failed to maintain the required minimum bid price of $1.00 per share over a period of 30 consecutive trading days. As a result, the Nasdaq SmallCap

Market has provided us with 90 calendar days, or until July 2, 2001, to regain compliance with this requirement. If we are unable to regain compliance with this requirement during this time period, or we fail to maintain compliance with any other listing requirement, and any appeal to the Nasdaq SmallCap Market for relief from the listing requirements is unsuccessful, our common stock will be delisted from trading by the Nasdaq SmallCap Market. If delisting occurs, the ability of any potential or future investors to achieve liquidity from our common stock could be severely limited, which could inhibit, if not preclude, our ability to raise additional working capital on acceptable terms, if at all.

         Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

         If adequate funds are not available, we may also be required to delay, scale back or eliminate portions of our operations and product development efforts or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our technologies or potential products or other assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of our proprietary technology and other important assets and could also adversely affect our ability to fund our continued operations and our product development efforts that historically have contributed significantly to our competitive advantage.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This document contains forward-looking statements, including among others:

         o the projected growth in the data transmission and network access products and customer-specific communications products industries and the markets for our products within these industries;

         o our business strategy for expanding our presence in the existing and proposed markets in which our products could be used;

         o anticipated trends in our financial condition and results of operations; and

         o our ability to distinguish ourselves from our current and future competitors.

         You can identify forward-looking statements generally by the use of forward-looking terminology such as "believes," "expects," "may," "will," "intends," "plans," "should," "could," "seeks," "pro forma," "anticipates," "estimates," "continues," or other variations thereof, including their use in the negative, or by discussions of strategies, opportunities, plans or intentions. A number of factors could cause our financial results, including our net income (loss) or growth in net income (loss) to differ materially from those anticipated by forward-looking statements, including those factors discussed under "Risk Factors." We do not undertake to update, revise or correct any forward-looking statements.

EFFECT OF INFLATION

         We believe that inflation has not had a material effect on our net sales or profitability in recent years.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities," or SFAS No. 133, which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We currently do not engage in, nor do we expect to engage in, derivative or hedging activities. Accordingly, we anticipate there will be no impact to our financial statements due to these standards.

         In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101. SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We believe that our current revenue recognition policies comply with SAB 101.

         In March 2000, the FASB issued interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," which addresses accounting issues that arose under the previously established accounting principles relating to stock-based compensation. The adoption of this interpretation did not have a material effect on our consolidated financial position or results of operations.

         In July 2000, the Emerging Issues Task Force, or EITF, reached a consensus on EITF Issue 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." This consensus provides guidance concerning under what circumstances a company should report revenue based on the gross amount billed to a customer because it has earned revenue from the sale of the goods or services or on the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee. Application of the provisions of this consensus did not change our existing accounting policies.

RISK FACTORS

         An investment in our common stock involves a high degree of risk. In addition to the other information contained in this report, the following factors should be considered carefully in evaluating our business and prospects.

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT THAT MAY CONTINUE IN THE FUTURE AND THAT MAY ADVERSELY IMPACT OUR BUSINESS AND OUR SHAREHOLDERS.

         We have incurred net losses in each fiscal year since our inception, with the exception of the fiscal year ended March 31, 1998, in which we realized nominal net income of $94,000. We realized a net loss of $1.1 million for the twelve months ended December 31, 1999, as compared to incurring a net loss of $204,000 for the twelve months ended December 31, 1998. For the year ended December 31, 2000, we reported a net loss of approximately $10.8 million. Our accumulated deficit through December 31, 2000 was approximately $23.9 million, and as of that date we had a total permanent shareholders' equity of approximately $254,000. We expect that our losses may continue further into the future. There is no assurance that we will attain profitable operations in the future. If we are unable to do so, there may be a material adverse effect on our cash flows, which could cause us to violate covenants under our credit facility and could impede our ability to raise capital through debt or equity financing to the extent needed for our continued operations or for planned expansion. Consequently, future losses may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

WE MAY NEED AND BE UNABLE TO OBTAIN ADDITIONAL FUNDING ON SATISFACTORY TERMS, WHICH COULD INTERFERE WITH OUR EXISTING AND PLANNED OPERATIONS, DILUTE OUR SHAREHOLDERS OR IMPOSE BURDENSOME FINANCIAL RESTRICTIONS ON OUR BUSINESS.

         Historically, we have relied upon cash from financing activities to fund most of the cash requirements of our operating and investing activities. Although we have been able to generate some cash from our operating activities in the past, there is no assurance we will be able to continue to do so in the future. While we believe that cash flow from operations and our financing available through our revolving line of credit facility with Celtic Capital Corporation will be adequate to fund our continuing operations for the next twelve months, we further believe that additional sources of liquidity through debt and/or equity financing may be required to fund our plans to exploit the license we obtained from Motorola Inc. relating to our commercial analog and digital data transmission and network access products, to further develop and exploit the proprietary wireless technology we acquired in our acquisition of eflex Wireless, Inc., and to fund other plans for future growth. We currently do not have any commitments for additional financing. Any future financing may not be available on a timely basis, in sufficient amounts or on terms acceptable to us.

         Any future financing may dilute existing shareholders. Any debt financing or other financing of securities senior to common stock will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

         If adequate funds are not available, we may also be required to delay, scale back or eliminate portions of our operations and product development efforts or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our technologies or potential products or other assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of our proprietary technology and other important assets and could also adversely affect our ability to fund our continued operations and our product development efforts that historically have contributed significantly to our competitive advantage.

OUR OPERATING RESULTS IN ONE OR MORE FUTURE PERIODS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY, WHICH MAY NEGATIVELY IMPACT OUR STOCK PRICE.

         Our quarterly results have varied significantly in the past and will likely continue to do so in the future due to a variety of factors, many of which are beyond our control, including the timing and nature of revenues from product sales that are recognized during any particular quarter, the impact of price competition on our average selling prices, the availability and pricing of components for our products, market acceptance of new product introductions by us and our competitors, the timing of expenditures in anticipation of future sales, product returns, the financial health of our customers, the overall state of the data transmission and network access product and special-application communications product industries and economic conditions generally. Because our marketing and sales efforts are being conducted through many channels and involve a wide range of data transmission and network access products and specific-application communications products that are used in a wide variety of applications by many customers whose needs vary over time, the volume and timing of orders received during a quarter are difficult to forecast. As a result, it is likely that in some future periods our operating results will be below the expectations of securities analysts and investors. If this happens, the trading price of our common stock would likely be materially and adversely affected.

OUR COMMON STOCK IS LIKELY TO BE DELISTED FROM THE NASDAQ SMALLCAP MARKET, WHICH COULD DECREASE THE MARKET PRICE OF OUR COMMON STOCK AND MAKE IT MORE DIFFICULT TO DISPOSE OF OR OBTAIN QUOTATIONS FOR OUR COMMON STOCK.

         We received a notice from the Nasdaq SmallCap Market that our common stock has failed to maintain the required minimum bid price of $1.00 per share over a period of 30 consecutive trading days. As a result, the Nasdaq SmallCap Market has provided us with 90 calendar days, or until July 2, 2001, to regain compliance with this requirement. If we are unable to regain compliance with this requirement during this time period, or we fail to maintain compliance with any other listing requirement, and any appeal to the Nasdaq SmallCap Market for relief from the listing requirements is unsuccessful, our common stock will be delisted from trading by the Nasdaq SmallCap Market. If delisting occurs, trading in shares of our common stock could decrease substantially or cease altogether, the market price of our common stock could decline further, potentially to zero, and our shareholders could lose some or all of their investment.

OUR INABILITY OR THE INABILITY OF OUR CONTRACTORS TO SHIP ORDERS ON A TIMELY BASIS COULD DAMAGE OUR RELATIONSHIPS WITH CUSTOMERS, RESELLERS AND DISTRIBUTORS AND REQUIRE US TO MAKE EXPENSIVE AND TIME-CONSUMING EFFORTS TO REMEDY THE INABILITY.

         We have experienced and are currently experiencing problems associated with under-capitalization and engineering and production delays, including the inability to ship products in a timely manner. In an effort to minimize these problems, we have entered into agreements with third-party contract manufacturers for some component and circuit board assembly and testing functions and have developed strategic relationships with several qualified and reliable local assembly houses. A failure by our contract manufacturers and assemblers to fulfill their obligations to us could cause delays in production and shipment of many of our products. Delays in production and shipment could cause customers to cancel a portion or all of their orders and could damage our relationships with our customers, resellers and distributors, which in turn could cause us to lose existing customers or prevent us from obtaining new customers. Further, if our contract manufacturers become unable to fulfill their obligations to us due to their own financial difficulties or other circumstances beyond our control, we could be required to undertake expensive and time-consuming efforts to transition the contracted services to other qualified contractors or to our own facilities. Accordingly, the failure to deliver products on time could have a material adverse affect on our business, prospects, financial condition, results of operations and cash flows.

IF WE ARE UNSUCCESSFUL IN OUR EFFORTS TO TAKE ADVANTAGE OF REGIONAL, NATIONAL AND INTERNATIONAL DISTRIBUTION CHANNELS FOR OUR PRODUCTS, SALES OF OUR PRODUCTS MAY DECLINE OR FAIL TO INCREASE.

         Historically, we sold most of our products through a direct sales force and through a network of manufacturers' representatives. However, in an effort to find a more effective channel to market for our products, we have terminated all of our manufacturers' representative agreements and have begun to channel most of our products through a network of regional and national distribution outlets. We also have begun to develop and solidify our relationships with certified resellers, distributors and system integrators, many of which are part of a worldwide distribution network developed by Motorola in connection with its sales of the commercial grade analog and digital transmission and network access products that are covered by the manufacturing license agreement that we have entered into with Motorola. To the extent we are unsuccessful in our efforts to create or maintain an adequate quality and quantity of these relationships, sales of our products may decline or fail to increase as we work to establish effective channels to market.

IF OUR PRODUCTS FAIL TO COMPLY WITH EVOLVING GOVERNMENT AND INDUSTRY STANDARDS AND REGULATIONS, WE MAY HAVE DIFFICULTY SELLING OUR PRODUCTS.

         Our products are designed to comply with a significant number of industry standards and regulations, some of which are evolving as new technologies are deployed. The regulatory process in the United States and foreign countries can be time-consuming and can require the expenditure of substantial resources. In many foreign countries, obtaining required regulatory approvals takes significantly longer than in the United States. Motorola obtained approvals in many countries for the commercial analog and digital data transmission and network access products covered by the manufacturing license agreement that we entered into with Motorola. However, those approvals were not transferable to us. We estimate that at least in the near-term, approximately half of our sales of Sunrise Series(TM) products will be to customers within the United States. There can be no assurance, however, that regulatory agencies in the United States or other countries will grant the requisite approvals to us for those products or for any of our other products on a timely basis, if at all. The failure of our products to comply, or delays in compliance, with the various existing and evolving standards could negatively impact our ability to sell many of our products, including our Sunrise Series(TM) products that have been selected by multinational corporations in large part based upon the existence of approvals of those products for use in each country in which those corporations operate. United States and foreign regulations regarding the manufacture and sale of modems and other data communications devices are subject to future change. We cannot predict what impact, if any, such changes may have upon our business.

TO THE EXTENT OUR RE-EMPHASIS ON MARKETING AND SALES OF OUR DATA TRANSMISSION AND NETWORK ACCESS PRODUCTS IS UNSUCCESSFUL, OUR OPERATING RESULTS MAY CONTINUE TO SIGNIFICANTLY DEPEND UPON THE ACCEPTANCE BY THE UTILITY INDUSTRY OF OUR INDUSTRIAL AUTOMATION PRODUCTS.

         Our management believes that our entry into the license and manufacturing agreements with Motorola and Comtel, together with our efforts to take advantage of the worldwide distribution network developed by Motorola in connection with our licensed commercial analog and digital data transmission and network access products, provide us with a unique opportunity to capitalize on and re-emphasize the expertise we have gained through our years of development, manufacturing and marketing of data transmission and network access products. However, to the extent we are unsuccessful with our efforts toward this re-emphasis, we may need to continue to rely heavily upon sales of our automatic meter reading, or AMR, and other remote monitoring products to utilities, transportation authorities and other such entities. The automation of utility meter reading and data distribution is a relatively new and rapidly changing market. We cannot accurately predict the size of this market or our potential growth. Our system is one possible solution for AMR and data distribution. It has not been adopted as an industry standard and it may not be adopted on a broad scale. Competing systems have been and likely will continue to be selected by utilities and other potential clients. Participants in the utility industry have historically been cautious and deliberate in making decisions concerning the adoption of new technology. This process, which can take up to several years to complete, may include the formation of evaluation committees, a review of different technical options, technology trials, equipment testing and certification, performance and cost justifications, regulatory review, one or more requests for vendor quotes and proposals, budgetary approvals and other steps. Only a limited number of utilities have made a commitment to purchase our products and services to date. Consequently, if our re-emphasis on our data transmission and network access products is unsuccessful and we are unable to enter into additional AMR or data distribution contracts on terms favorable to us, our business, operating results, financial condition, cash flows and our ability to service our indebtedness could be materially and adversely affected.

WE RELY ON A RELATIVELY LIMITED NUMBER OF CUSTOMERS, AND THE LOSS OF ANY SIGNIFICANT CUSTOMER COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL CONDITION.

         Historically, we have derived a significant portion of our revenues from a relatively limited number of customers. Although our current business strategy involves the use of multiple resellers and distributors who we anticipate will act as multiple customers for our products, there can be no assurance that a limited number of large customers will not continue to account for the majority of our revenues. If this occurs, the loss of any one or more of major customers would likely have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

IF WE ARE UNABLE TO FULFILL BACKLOG ORDERS DUE TO CIRCUMSTANCES INVOLVING US OR ONE OR MORE OF OUR CUSTOMERS, OUR ANTICIPATED RESULTS OF OPERATIONS AND CASH FLOWS WILL SUFFER.

         As of April 16, 2001, we had approximately $10.7 million in backlog orders for our products, which primarily related to our Sunrise Series(TM) and excluded an order for approximately $2.9 million relating to our McCarney Truck-Link project. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. The typical duration from receipt of a purchase order or other purchase commitment to shipment of the products ordered to the customer ranges from six to eight weeks depending upon the size of the order. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog. In fact, with regard to the McCarney Truck-Link project, our ability to complete this project is dependent upon McCarney providing us with a redesign of the printed circuit board that is part of the product that we are providing to McCarney under a purchase order. As of April 16, 2001, we have not received the anticipated redesign and there can be no assurance that we will receive the redesign. If we do not receive the redesign, we may be unable to fulfill the order relating to the McCarney Truck-Link project.

OUR BUSINESS COULD SUFFER IF WE OR OUR CONTRACT MANUFACTURERS ARE UNABLE TO OBTAIN COMPONENTS OF OUR PRODUCTS FROM OUTSIDE SUPPLIERS.

         The major components of our products include circuit boards, microprocessors, chipsets, memory components and radio transmitters and receivers. Most of these components are available from multiple sources. However, some components used in our products are currently obtained from single or limited sources and may from time to time be in short supply or on allocation by manufacturers. We have, from time to time, experienced difficulty in obtaining components. We do not have guaranteed supply arrangements with any of our suppliers, and there can be no assurance that these suppliers will continue to meet our requirements. Shortages of components could not only limit our production capacity but also could result in higher costs due to the higher costs of components in short supply or the need to use higher-cost substitute components. Significant increases in the prices of components could have a material adverse effect on our results of operations because we may not be able to adjust product pricing to reflect the increases in component costs. Also, an extended interruption in the supply of components or a reduction in their quality or reliability would have a material adverse effect on our financial condition and results of operations by impairing our ability to timely deliver quality products to our customers. Delays in deliveries due to shortage of components or other factors may result in cancellation by our customers of all or part of their orders. Although customers who purchase from us products that are not readily available from other sources would be less likely than other customers of ours to cancel their orders due to production delays, we cannot assure you that such cancellations will not occur.

         In addition, we have from time to time received from manufacturers "last buy" notices that indicate that one or more components that we incorporate into our products will be permanently discontinued. If we are unable to participate in a last buy or are unable to purchase an adequate quantity of last buy components to cover our needs until the time, if any, that we are able to find an appropriate substitute component that works with the current design of our product or to redesign our product to allow for use of a substitute component, we may have to eliminate the product from our product line. We believe that with respect to many of our single source components, we could obtain similar components from other sources. However, in response to recent last buy notices, we currently are working to alter product designs on some of our data transmission and network access products to allow us to use alternative components. There can be no assurance that we will be successful in our redesign of these products or that we will not experience difficulties associated with future last buys. Further, we cannot assure you that future severe shortages of components that could increase the cost or delay the shipment of our products will not occur.

WE RELY HEAVILY ON OUR MANAGEMENT, AND THE LOSS OF THEIR SERVICES COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

         Our success is highly dependent upon the continued services of key members of our management, including our Chairman of the Board, President and Chief Executive Officer, Shala Shashani, our Chief Operating Officer, John McLean, and our Chief Financial Officer, David Stone. The loss of Ms. Shashani, Mr. McLean or Mr. Stone or one or more other key members of management could have a material adverse effect on us because each of these individuals has experience and skills upon which we draw heavily in our day-to-day operations and strategic planning activities. We have not entered into any employment agreement with any executive officer of our company other than a written employment offer with Mr. Stone and an employment agreement with Mr. McLean in his capacity as President of our Wireless Data Network Division. Ms. Shashani currently does not receive compensation for services she renders to us as a member of management. Also, we do not maintain key-man life insurance policies on any member of management.

OUR INABILITY TO SUCCESSFULLY DEVELOP AND EXPAND OUR PRODUCT AND SERVICE OFFERINGS COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

         Our future success will depend, in part, on our ability to enhance our existing products and develop new products and services. Future advances may render our products and technologies obsolete or less cost effective than competitive products or technologies or erode our market position. Competitors may be capable of offering significant cost savings or other benefits to our customers. We must make continued substantial investments to develop our technology and to respond to future regulatory changes. We have previously experienced significant delays and cost overruns in the design and manufacture of new products and are currently experiencing delays on certain new product production. There can be no assurance that delays or cost overruns will not be experienced in the future because delays can be caused by a number of factors, including changes in product design or definition during the development stage, changes in customer requirements, unexpected behavior of products under certain conditions, failure of third-party components to meet specifications or lack of availability of such components, and other factors. Delays in the availability of new products, or the inability to successfully develop products that meet customer needs, could result in increased competition, the loss of revenue or increased costs, any of which would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

BECAUSE WE BELIEVE THAT PROPRIETARY RIGHTS ARE MATERIAL TO OUR SUCCESS, MISAPPROPRIATION OF THOSE RIGHTS OR CLAIMS OF INFRINGEMENT OR LEGAL ACTIONS RELATED TO INTELLECTUAL PROPERTY COULD ADVERSELY IMPACT OUR FINANCIAL CONDITION.

         We currently rely on a combination of contractual rights, copyrights, trademarks and trade secrets to protect our proprietary rights. However, we believe that several of our current products and some of our products in development could benefit from patent protection. As a result, we have filed patent applications for various products with the United States Patent and Trademark Office. Although we currently rely to a great extent on trade secret protection for much of our technology and in the future will also rely on patents to protect a portion of our technology, there can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop comparable or superior technologies or obtain unauthorized access to our proprietary technology.

         We own, license or have otherwise obtained the right to use certain technologies incorporated in our products. For example, under our agreement with Motorola, we obtained a royalty-bearing ten-year non-exclusive license to manufacture, market and further develop a series of commercial grade analog and digital data transmission and network access products. If we are unable to comply with the royalty or other terms of our agreement with Motorola, we will lose our license relating to the licensed products. If this were to occur, we would be unable to capitalize on this sales opportunity and could become subject to breach of contract or other liability.

         We may receive infringement claims from third parties relating to our products and technologies, such as the patent infringement action filed against us by Aeris Communications, Inc. In those cases, we intend to investigate the validity of the claims and, if we believe the claims have merit, to respond through licensing or other appropriate actions. To the extent claims relate to technology included in components purchased from third party vendors for incorporation into our products, we would forward those claims to the appropriate vendor. If we or our component manufacturers were unable to license or otherwise provide any necessary technology on a cost-effective basis, we could be prohibited from marketing products containing that technology, incur substantial costs in redesigning products incorporating that technology, or incur substantial costs defending any legal action taken against us.

THERE ARE RISKS THAT OUR PRODUCTS MAY BE RETURNED BY OUR CUSTOMERS, RESELLERS AND DISTRIBUTORS, WHICH COULD INCREASE OUR PRODUCTION AND WARRANTY COSTS AND DECREASE OUR SALES.

         We are exposed to the risk of product returns from our customers, resellers and distributors as a result of defective products or product components. Returned used products are tested, repaired and used as warranty replacements. Products returned to us due to faulty work by our subcontractors are returned to the subcontractors for credit against future purchase orders. In addition to being subject to the risk of returns of defective products, we are subject to the risk that Ingram Micro Inc. could return to us for credit or refund, up to 180 days after termination or expiration of our distribution agreement with Ingram, unused products in their original packaging. Historically, product returns have not had a material impact on our operations or financial condition. However, there can be no assurance that significant levels of product returns will not occur in the future and result in a material adverse effect on our results of operations, cash flows and reputation as a supplier of quality products.

OUR FAILURE TO MANAGE GROWTH EFFECTIVELY COULD IMPAIR OUR BUSINESS.

         Our strategy envisions a period of rapid growth that may put a strain on our administrative and operational resources. Our ability to effectively manage growth will require us to continue to expand the capabilities of our operational and management systems and to attract, train, manage and retain qualified engineers, technicians, salesperson and other personnel. There can be no assurance that we will be able to do so. If we are unable to successfully manage our growth, our business, prospects, financial condition, results of operations and cash flows could be adversely affected.

OUR STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY THAT COULD RESULT IN LITIGATION AGAINST US.

         The trading prices of our common stock have in the past, and will continue to in the future, be subject to wide fluctuations in response to quarter-to-quarter variations in our operating results, material announcements of technological innovations, price reductions, significant customer orders or establishment of strategic partnerships by us or our competitors or providers of alternative products, general conditions in the data transmission and network access products and specific-application communications products industries, or other events or factors, many of which are beyond our control. In addition, the stock market as a whole and individual stocks have experienced extreme price and volume fluctuations, which have often been unrelated to the performance of the related corporations. In fact, during the quarter ended December 31, 2000, the high and low sale prices of our common stock were $2.31 and $.84, respectively. If our operating results in future quarters fall below the expectations of market makers, securities analysts and investors, the price of our common stock will likely decline, perhaps substantially. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has occurred against the issuing company. There can be no assurance that such litigation will not occur in the future. This type of litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. Any adverse determination in this type of litigation could also subject us to substantial liabilities.

SHARES OF OUR COMMON STOCK ELIGIBLE FOR PUBLIC RESALE COULD ADVERSELY AFFECT OUR STOCK PRICE.

         Sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price for our common stock. We have registered for resale on previous registration statements a significant number of shares of common stock that are issued and outstanding or are underlying securities that are convertible into shares of common stock. Actual or potential resales of registered shares of our common stock might also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         The directors, advisors to the board of directors and executive officers of Telenetics and their ages, positions and business experience as of April 12, 2001 are as follows:

                      Name            Age                  Position
                      ----            ---                  --------

Shala Shashani (2)(3)............      51         Chairman of the Board,
                                                    President, Chief Executive
                                                    Officer and Director
John D. McLean...................      53         Chief Operating Officer
David L. Stone...................      42         Chief Financial Officer and
                                                    Secretary
H. George Levy, M.D (2)(3).......      51         Director
Thomas Povinelli (1).............      41         Director
Michael A. Armani (3)............      49         Director and Chairman Emeritus
Bradley L. Jacobs (1)............      69         Director
Robert Schroeder (1).............      34         Director
---------------
(1)  Member of Audit Committee.
(2)  Member of Compensation Committee.
(3)  Member of Stock Option Committee.

         SHALA SHASHANI has served as a member of the board of directors of Telenetics since September 1996, and served as Secretary of Telenetics from September 1996 until April 1999. Ms. Shashani assumed the position of Chairman of the Board of Telenetics on September 8, 2000 and the positions of President and Chief Executive Officer on March 20, 2001. Ms. Shashani was the founder and has been the owner of SMC, a consulting and human resources firm, since 1986. Ms. Shashani has over 16 years of managerial and consulting experience in the data communications industry.

         JOHN D. MCLEAN has served as Chief Operating Officer of Telenetics since September 8, 2000, and as President of our Wireless Data Network Division since January 2000. Mr. McLean served as Acting Chief Operating Officer from July 17, 2000 to September 8, 2000. Mr. McLean has served as Chief Executive Officer and President of eflex Wireless, Inc., a wholly-owned subsidiary we acquired in January 2000, since July 1999. Prior to joining eflex, Mr. McLean served as a senior executive of GTE Wireless, where he was employed since 1971.

         DAVID L. STONE has served as Chief Financial Officer of Telenetics since April 1999 and as our Secretary since April 1999. Prior to joining Telenetics, Mr. Stone held the positions of Vice President of Finance and Chief Financial Officer of SmartDisk Corporation (NASDAQ: SMDK) from 1987 to 1998, and additionally held a variety of executive positions, including Executive Vice President and Chief Financial Officer of Tylan General, Inc., a manufacturer of process control instrumentation, from 1980 to 1997.

         H. GEORGE LEVY, M.D. has served as a member of the board of directors since November 1998. Dr. Levy has practiced facial plastic and reconstructive surgery in Monroe, Michigan since 1981. Dr. Levy is a member of the board of directors of La-Z-Boy, Inc. (NYSE: LZB).

         THOMAS POVINELLI has served as a member of the board of directors since June 1999. Mr. Povinelli has also served as Chief Operating Officer and as a member of the board of directors of Gilman & Ciocia, Inc. (NASDAQ: GTAX), a preparer of federal, state and local income tax returns for individuals predominately in middle and upper income brackets, since February 1983. Mr. Povinelli is a registered representative of JT Securities and Royal Alliance.

         MICHAEL A. ARMANI served as our President from July 1993 to September 2000 and has served as a member of the board of directors of Telenetics since July 1993 and as Chairman Emeritus since September 2000. He served as Chief Executive Officer and Chairman of the Board from September 1996 to September 2000. He also served as Chief Financial Officer of Telenetics from September 1996 until April 1999. Prior to joining Telenetics as the representative of investors of SMC Group in 1992, Mr. Armani was Vice President of SMC Group. Mr. Armani founded and managed an independent publishing company from 1984 to 1990 and has been engaged in entrepreneurial business and manufacturing concerns for over 20 years.

         BRADLEY L. JACOBS has served as a member of the board of directors since September 8, 2000 and as an advisor to the board of directors since February 1999. Until January 1999, Mr. Jacobs served as the Assessor of Orange County, California, a position he held since 1975. Prior to that time, Mr. Jacobs spent 23 years in various positions in private enterprises including, among others, senior scientist at Lockheed Aircraft Service, product manager at General Dynamics and western regional manager at duPont Glore Forgan.

         ROBERT SCHROEDER has served as a member of the board of directors of Telenetics since February 2001. Mr. Schroeder has been employed by Taglich Brothers, Inc. as an investment banking associate since 2000 and as an equity analyst from 1993 to 2000. Taglich Brothers, Inc. an NASD-registered broker-dealer that invested in our April 1999 private placement of Series A 7.0% Convertible Redeemable Preferred Stock, has provided investment banking services to us from time to time since that offering and is entitled until January 2, 2004 to include one nominee in the slate of nominees recommended by our board of directors for election by our shareholders. Mr. Schroeder is NASD-licensed and holds Series 7 and Series 63 securities licenses. He is also a Chartered Financial Analyst.

         All directors hold office until the next annual meeting of shareholders, until their respective successors are elected or until their earlier death, resignation or removal. Each officer of Telenetics serves at the discretion of the board of directors. Mr. Armani and Ms. Shashani were formerly husband and wife. There are no other family relationships between or among any other directors, officers or key employees of Telenetics.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our common stock ("reporting persons"), to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Commission. Reporting persons are required by Commission regulations to furnish us with copies of all reports that they file.

         Based solely upon a review of copies of such reports furnished to us during 2000 and thereafter, or written representations received by us from reporting persons that no other reports were required, we believe that, during

2000, all Section 16(a) filing requirements applicable to our reporting persons were complied with, except as listed below.

         David Stone inadvertently failed to a file three Form 4s to report one purchase of 2,000 shares of common stock in April 2000, one purchase of 2,000 shares of common stock in May 2000 and two purchases of a total of 2,500 shares of common stock in June 2000. Mr. Stone is in the process of preparing a Form 4 to report these transactions.

         John McLean inadvertently failed to timely file a Form 4 to report the acquisition of 100,000 shares of common stock upon exercise of an option in October 2000. Mr. McLean filed a Form 4 to report this transaction in January 2001.

         Michael Armani failed to file a Form 5 to report one gift he made of 70,000 shares in March 2000, nine gifts he made of a total of 341,000 shares in September 2000, one gift he made of 10,000 shares of common stock in October 2000, one gift he made of 41,958 shares of common stock in November 2000 and his acquisition of a non-qualified option to purchase 20,000 shares of common stock that we granted to him in September 2000. Mr. Armani filed a Form 4 to report these transactions in April 2001.

         George Levy inadvertently failed to file a Form 4 for February 2000 to report the acquisition of 25,000 shares of common stock upon exercise of a warrant that we called in February 2000. Mr. Levy also inadvertently failed to file a Form 4 for September 2000 to report a gift to him of 45,000 shares of common stock. Mr. Levy is in the process of preparing a Form 4 to report these transactions.

ITEM 10. EXECUTIVE COMPENSATION.

         The Summary Compensation Table below provides information concerning the annual and long-term compensation for services in all capacities to Telenetics of our former Chief Executive Officers, our Chief Operating Officer and our Chief Financial Officer, or the named executives, during the fiscal year ended March 31, 1998, the nine months ended December 31, 1998, the year ended December 31, 1999 and the year ended December 31, 2000. There were no other executive officers whose annual salary and bonus compensation exceeded $100,000 during the year ended December 31, 2000. Shala Shashani, our current Chief Executive Officer, was not our Chief Executive Officer during the periods covered by the table.


                                           SUMMARY COMPENSATION TABLE
                                                                                   Long-Term Compensation
                                                                                -----------------------------
                                                      Annual Compensation         Awards           Payouts
                                                      -------------------       ------------     ------------
                                                                                Securities
                                                                                Underlying        All Other
Name and Principal Position            Year         Salary ($)     Bonus ($)    Options (#)      Compensation
---------------------------            ----         ----------     ---------    -------------    ------------

Terry Parker                           2000                --            --     1,350,000 (2)    $ 25,000 (3)
  Former President and Former          1999                --            --            --              --
  Chief Executive Officer (1)          1998 (4)            --            --            --              --
                                       1998                --            --            --              --

Michael A. Armani                      2000           162,385            --        20,000 (5)          --
  Former President and Former          1999           163,500            --       600,000 (6)          --
  Chief Executive Officer (1)          1998 (4)       112,500         3,125            --              --
                                       1998           117,500           400            --              --

John D. McLean                         2000           150,000        56,250       300,000 (7)          --
  Chief Operating Officer              1999                --            --            --              --
                                       1998 (4)            --            --            --              --
                                       1998                --            --            --              --

David L. Stone                         2000           125,520        25,000            --              --
   Chief Financial Officer and         1999            85,400            --       150,000              --
   Secretary                           1998 (4)            --            --            --              --
                                       1998                --            --            --              --

---------------
(1) Effective September 8, 2000, Terry Parker replaced Mr. Armani as our President and Chief Executive Officer. Effective March 20, 2001, Shala Shashani replaced Mr. Parker as our President and Chief Executive Officer.
(2) An option to purchase up to 600,000 shares of common stock was granted January 7, 2000 to Saunders & Parker, Inc., a corporation of which Mr. Parker is a co-director, co-president and 50% shareholder. An option to purchase 750,000 shares of common stock was granted to Mr. Parker on February 16, 2001 and was scheduled to vest and become exercisable in one-third increments on February 16, 2001, May 8, 2001 and September 8, 2001. The second and third increments lapsed upon Mr. Parker's resignation on March 20, 2001.
(3) Represents amounts payable to Saunders & Parker, Inc. under a consulting agreement.
(4)  For the nine months ended December 31, 1998.
(5) Option was granted September 8, 2000 in connection with Mr. Armani's new position as a non-employee director.
(6) Option was to become exercisable, if at all, in one-third increments upon the achievement by Telenetics of net revenue goals for the years ended December 31, 1999, 2000 and 2001. Following December 31, 1999, the first increment of 200,000 shares lapsed and was no longer exercisable by Mr. Armani. Upon Mr. Armani's resignation as our President and Chief Executive Officer, the second and third increments of the option lapsed.
(7) Option was granted on January 7, 2000 upon his appointment as President of our Wireless Data Network Division.

OPTION GRANTS IN 2000

         The following table sets forth information concerning individual grants of stock options made during 2000 to the named executives. We never have granted any stock appreciation rights.

                                                OPTION GRANTS IN LAST FISCAL YEAR
                                                          Percent of Total
                                      Number of               Options
                                     Securities              Granted to
                                     Underlying             Employees in          Exercise or
                                   Options Granted         Fiscal Year (1)         Base Price       Expiration Date
                                   ---------------         ---------------         ----------       ---------------

Terry Parker                           600,000 (2)                   73.9%             $1.75              1/6/2005
Michael A. Armani                       20,000 (3)                    2.5%             $2.594             9/8/2010
John D. McLean                         300,000 (4)                   36.9%             $1.75              1/6/2005
David L. Stone                              --                       --                   --                    --

---------------
(1) Based on options to purchase 812,000 shares of common stock granted to employees during the fiscal year ended December 31, 2000, excluding options granted to non-employee directors.
(2) Option was granted on January 7, 2000 to Saunders & Parker, Inc., a company of which Mr. Parker is a Co-President, director and 50% shareholder.
(3) Option was granted on September 8, 2000 in connection with Mr. Armani's new position as a non-employee director.
(4) Option was granted on January 7, 2000 upon his appointment as President of our Wireless Data Network Division.

OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth the number of shares acquired and value realized upon exercise of options during 2000 and the number of exercisable and unexercisable in-the-money stock options and their values at December 31, 2000 for the named executives. An option is "in-the-money" if the fair market value for the underlying securities exceeds the exercise price of the option.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
                                                          Number of Securities
                          Shares                               Underlying                 Value of Unexercised
                        Acquired on      Value            Unexercised Options at         In-the-Money Options at
       Name              Exercise      Realized             December 31, 2000             December 31, 2000 (1)
       ----              --------      -----------      ---------------------------     --------------------------
                                                        Exercisable   Unexercisable     Exercisable  Unexercisable
                                                        -----------   -------------     -----------  -------------

Terry Parker                  --            --             600,000 (2)          --              --             --
Michael A. Armani             --            --              20,000              --              --             --
John D. McLean           100,000            -- (1)         100,000         100,000              --             --
David L. Stone            55,000         $236,936           30,000          90,000              --             --

---------------
(1) The closing price of the common stock underlying the options at the date of exercise on October 11, 2000 or at December 31, 2000, as applicable, did not exceed the exercise price of the options.
(2) Option was granted on January 7, 2000 to Saunders & Parker, Inc., a company of which Mr. Parker is a Co-President, director and 50% shareholder.

COMPENSATION OF DIRECTORS

         Effective as of June 4, 1999, our non-employee directors became entitled to receive, and were each granted, options to purchase up to 30,000 shares of common stock at an exercise price of $1.3125 per share under our 1998

Plan. In addition, non-employee directors became entitled to receive $5,000 per year as compensation for serving as a director of Telenetics.

         Effective April 2000, we agreed to pay Bradley L. Jacobs $1,500 per month for expenses in connection with intellectual property consulting services he provides to Telenetics.

         Effective as of September 8, 2000, the board of directors granted fully-vested non-qualified options to purchase up to 20,000 shares of common stock at an exercise price of $2.594, which was the closing sale price of a share of our common stock on the date of grant, to each of Messrs. Armani and Jacobs in connection with their new positions as non-employee directors. Mr. Armani's remaining performance-based options to purchase up to 400,000 shares of common stock lapsed because they were not vested as of September 8, 2000. The board also unanimously adopted a revised non-employee director compensation program that provides that each of our non-employee directors continues to be entitled to receive $5,000 per year as compensation for serving as a director and to be reimbursed for certain expenses in connection with attendance at board and committee meetings. Also, each non-employee director will receive an annual grant beginning on August 31, 2001 of a fully-vested non-qualified stock option to purchase up to 20,000 shares of our common stock at an exercise price per share equal to the closing sale price of a share of our common stock on that date. Employee directors are not entitled to any additional compensation for attendance at meetings of the board or any committee.

         On January 2, 2001, we entered into a Debenture Placement Agreement with Taglich Brothers, Inc. Under the agreement, we became obligated to appoint a nominee of Taglich Brothers, Inc. to our board of directors. On February 16, 2001, we appointed Robert Schroeder to fill a vacancy on our board of directors. The agreement provides that until January 2, 2004, we are obligated to include one nominee selected by Taglich Brothers, Inc. in the slate of nominees recommended by our board of directors for election by our shareholders. If elected to the board of directors, that nominee and Taglich Brothers, Inc., collectively, shall receive a fee for serving on the board of $25,000 per year, plus reasonable expenses, and shall receive five-year options to purchase 20,000 shares of common stock at an exercise price equal to the higher of ten percent above the closing price of our common stock on the date the nominee is elected to the board and $1.31 per share.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

         Our Restated and Amended Articles of Incorporation provide that the liability of our directors for monetary damages shall be eliminated to the fullest extent permissible under California law. This is intended to eliminate the personal liability of a director for monetary damages in an action brought by or in the right of Telenetics for breach of a director's duties to Telenetics or our shareholders except for liability:

         o for acts or omissions that involve intentional misconduct or a knowing and culpable violation of law;

         o for acts or omissions that a director believes to be contrary to the best interests of us or our shareholders or that involve the absence of good faith on the part of the director;

         o for any transaction for which a director derived an improper personal benefit;

         o for acts or omissions that show a reckless disregard for the director's duty to us or our shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director's duties, of a risk of serious injury to us or our shareholders;

         o for acts or omissions that constitute an unexcused pattern of inattention that amounts to an abdication of the director's duty to us or our shareholders; and

         o for engaging in transactions described in the California Corporations Code or California case law which result in liability, or approving the same kinds of transactions.

         Our Restated and Amended Articles of Incorporation also provide that we are authorized to provide indemnification to our agents, as defined in Section 317 of the California Corporations Code, through our Restated and Amended Bylaws or through agreements with such agents or both, for breach of duty to us and our shareholders, in excess of the indemnification otherwise permitted by Section 317 of the California Corporations Code, subject to the limits on such excess indemnification set forth in Section 204 of the California Corporations Code.

         Our Restated and Amended Bylaws provide for indemnification of our officers, directors, employees, and other agents to the extent and under the circumstances permitted by California law. In all cases where indemnification is permitted by the Restated and Amended Bylaws, a determination to indemnify such person must be made when ordered by a court and must be made in a specific case upon a determination that indemnification is required or proper in the circumstances. Such determination must be made:

         o by our board of directors by a majority vote of a quorum consisting of directors who were not parties to the action, suit or proceeding which is the subject of the request for indemnification, or

         o if such a quorum is not obtainable, or, even if obtainable, a majority vote of a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or

         o        by a majority of the shareholders.

         To the extent indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of Telenetics under the above provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

1998 AND 2000 STOCK OPTION PLANS

         GENERAL

         Effective as of January 26, 2000, the board of directors approved our 2000 Stock Option Plan, or the 2000 Plan, by action taken without a meeting of the directors by written consent. On June 6, 2000, our shareholders ratified the adoption of the 2000 Plan. The 2000 Plan is designed to enable us to offer an incentive-based compensation system to employees, officers and directors of Telenetics and to employees of companies who do business with Telenetics. The 2000 Plan provides for the grant of incentive stock options, or ISOs, and nonqualified stock options, or NQOs. As of April 12, 2001, options to purchase up to 427,000 shares of common stock were outstanding under the 2000 Plan, and no additional shares were available for issuance under the 2000 Plan.

         We also have a 1998 Stock Option Plan. The terms of the 1998 Plan are substantially similar to the terms of the 2000 Plan. One million shares are authorized for issuance under the 1998 Plan and, as of April 12, 2001 no shares were available for issuance under the 1998 Plan. A copy of the 2000 Plan is attached as an exhibit to our proxy statement for our 2000 annual meeting of shareholders and is described below.

         SHARES SUBJECT TO THE 2000 PLAN

         A total of 427,000 shares of common stock are authorized for issuance under the 2000 Plan. Any shares of common stock that are subject to an award but are not used because the terms and conditions of the award are not met, or any shares which are used by participants to pay all or part of the purchase price of any option, may again be used for awards under the 2000 Plan.

         ADMINISTRATION

         The 2000 Plan is administered by a committee of not less than two nor more than five persons appointed by the board of directors, each of whom must be a director of Telenetics. It is the intent of the 2000 Plan that it be administered in a manner such that option grants and exercises would be "exempt" under Rule 16b-3 of the Exchange Act.

         The committee is empowered to select those eligible persons to whom options shall be granted under the 2000 Plan, to determine the time or times at which each option shall be granted, whether options will be ISOs or NQOs, and the number of shares to be subject to each option, and to fix the time and manner in which each such option may be exercised, including the exercise price and option period, and other terms and conditions of such options, all subject to the terms and conditions of the 2000 Plan. The committee has sole discretion to interpret and administer the 2000 Plan, and its decisions regarding the 2000 Plan are final.

         OPTION TERMS

         ISOs granted under the 2000 Plan must have an exercise price of not less than 100% of the fair market value of the common stock on the date the ISO is granted and must be exercised, if at all, within ten years from the date of grant. In the case of an ISO granted to an optionee who owns more than 10% of the total voting securities of Telenetics on the date of grant, such exercise price shall be not less than 110% of fair market value on the date of grant, and the option period may not exceed five years. NQOs granted under the 2000 Plan must have an exercise price of not less than 85% of the fair market value of the common stock on the date the NQO is granted.

         Options may be exercised during a period of time fixed by the committee except that no option may be exercised more than ten years after the date of grant. In the discretion of the committee, payment of the purchase price for the shares of stock acquired through the exercise of an option may be made in cash, shares of Telenetics common stock or a combination of cash and shares of Telenetics common stock.

         AMENDMENT AND TERMINATION

         The 2000 Plan may be wholly or partially amended or otherwise modified, suspended or terminated at any time and from time to time by the board of directors. The board of directors may not materially impair any outstanding options without the express consent of the optionee or materially increase the number of shares subject to the 2000 Plan, materially increase the benefits to optionees under the 2000 Plan, materially modify the requirements as to eligibility to participate in the 2000 Plan or alter the method of determining the option exercise price without shareholder approval. No option may be granted under the 2000 Plan after January 26, 2010.

         FEDERAL INCOME TAX CONSEQUENCES

              NQOS
              ----

         Holders of NQOs do not realize income as a result of a grant of the option, but normally realize compensation income upon exercise of an NQO to the extent that the fair market value of the shares of common stock on the date of exercise of the NQO exceeds the exercise price paid. Telenetics will be required to withhold taxes on ordinary income realized by an optionee upon the exercise of a NQO.

         In the case of an optionee subject to the "short-swing" profit recapture provisions of Section 16(b) of the Exchange Act, the optionee realizes income only upon the lapse of the six-month period under Section 16(b), unless the optionee elects to recognize income immediately upon exercise of his or her option.

              ISOS
              ----

         Holders of ISOs will not be considered to have received taxable income upon either the grant of the option or its exercise. Upon the sale or other taxable disposition of the shares, long-term capital gain will normally be recognized on the full amount of the difference between the amount realized and the option exercise price paid if no disposition of the shares has taken place within either two years from the date of grant of the option or one year from the date of transfer of the shares to the optionee upon exercise. If the shares are sold or otherwise disposed of before the end of the one-year or two-year periods, the holder of the ISO must include the gain realized as ordinary income to the extent of the lesser of the fair market value of the option stock minus the option price, or the amount realized minus the option price. Any gain in excess of these amounts, presumably, will be treated as capital gain. Telenetics will be entitled to a tax deduction in regard to an ISO only to the extent the optionee has ordinary income upon the sale or other disposition of the option shares.

         Upon the exercise of an ISO, the amount by which the fair market value of the purchased shares at the time of exercise exceeds the option price will be an "item of tax preference" for purposes of computing the optionee's alternative minimum tax for the year of exercise. If the shares so acquired are disposed of prior to the expiration of the one-year or two-year periods described above, there should be no "item of tax preference" arising from the option exercise.

         POSSIBLE ANTI-TAKEOVER EFFECTS

         Although not intended as an anti-takeover measure by the board of directors, one of the possible effects of the 2000 Plan could be to place additional shares, and to increase the percentage of the total number of shares outstanding, in the hands of the directors and officers of Telenetics. Such persons may be viewed as part of, or friendly to, incumbent management and may, therefore, under certain circumstances be expected to make investment and voting decisions in response to a hostile takeover attempt that may serve to discourage or render more difficult the accomplishment of such attempt.

         In addition, options may, in the discretion of the committee, contain a provision providing for the acceleration of the exercisability of outstanding, but unexercisable, installments upon the first public announcement of a tender offer, merger, consolidation, sale of all or substantially all of the assets of Telenetics, or other attempted changes in the control of Telenetics. In the opinion of the board of directors, such an acceleration provision merely ensures that optionees under the 2000 Plan will be able to exercise their options as intended by the board of directors and shareholders of Telenetics prior to any such extraordinary corporate transaction which might serve to limit or restrict such right. The board of directors is, however, presently unaware of any threat of hostile takeover involving Telenetics.

1999 EMPLOYEE STOCK PURCHASE PLAN

         On July 26, 1999, the board of directors adopted our 1999 Employee Stock Purchase Plan, or the 1999 Plan, by action taken without a meeting of the directors by written consent. On June 6, 2000, our shareholders ratified the adoption of the 1999 Plan. The 1999 Plan was adopted to provide eligible employees of Telenetics with an incentive to advance the best interests of Telenetics by providing a method through which they could voluntarily purchase common stock upon terms described in the 1999 Plan. The board of directors terminated the 1999 Plan as of December 28, 2000.

BOARD COMMITTEES AND MEETINGS

         The board of directors has a Compensation Committee, an Audit Committee and a Stock Option Committee. The board of directors does not have a nominating committee. Selection of nominees for the board of directors is made by the entire board of directors.

         The Compensation Committee makes recommendations to the board of directors concerning salaries and incentive compensation for employees and consultants of Telenetics. The Compensation Committee currently consists of Shala Shashani and George Levy. The Compensation Committee held eight meetings during 2000. No executive officer of Telenetics has served as a director or member of the compensation committee of any other entity whose executive officers served as a director of Telenetics.

         The Audit Committee makes recommendations to the board of directors regarding the selection of independent auditors, reviews the results and scope of the audit and other services provided by our independent auditors, reviews our financial statements for each interim period and reviews and evaluates our internal audit and control functions. The Audit Committee currently consists of Thomas Povinelli, Bradley L. Jacobs and Robert Schroeder. The Audit Committee was formed by the board of directors effective as of February 25, 2000 and held three meetings during 2000.

         The Stock Option Committee selects the persons entitled to receive options under our 1998 Plan and our 2000 Plan and establishes the number of shares, exercise price, vesting period and other terms of the options granted under those plans. These functions may also be performed by the entire board of directors. Michael Armani, Shala Shashani and George Levy currently serve on the Stock Option Committee. The Stock Option Committee held no meetings during 2000 and the board of directors took action with respect to the grants of options made under the plans on four occasions during 2000.

         During 2000, the board of directors held nine meetings and took action by written consent on ten occasions. During 2000, no incumbent director attended fewer than 75% of the aggregate of the total number of meetings of the board of directors held during the period for which he or she has been a director and the total number of meetings held by all committees of the board on which he or she served during the periods that he or she served.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         David Stone, our Chief Financial Officer and Secretary, accepted effective as of April 19, 1999 a written employment offer under which he has received options to purchase up to 150,000 shares of common stock and as of December 31, 2000 was receiving an annual salary of $145,000. The offer provides for an opportunity to earn a bonus of $30,000 per year based upon our achievement of financial goals, four months' salary continuation if Mr. Stone is terminated for cause during the first 24 months of his employment, and two weeks of paid vacation per year.

         In January 2000, we entered into a three-year employment agreement with John D. McLean in his capacity as President of our Wireless Data Network Division. Mr. McLean was appointed as our Acting Chief Operating Officer in July 2000 and then as our Chief Operating Officer in September 2000, but does not have an employment agreement with us in that capacity. Mr. McLean's employment agreement provides for a base salary of $16,667.67 per month, with a potential performance bonus of up to $75,000 per year. Under the agreement, Mr. McLean received an option to purchase up to 300,000 shares of common stock at $1.75 per share.

         We do not have any employment agreement with any other executive officer.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL SECURITY HOLDERS AND MANAGEMENT

         As of April 12, 2001, a total of 17,034,611 shares of our common stock were outstanding. The following table sets forth certain information as of April 12, 2001 with respect to each person or group known to us to be the beneficial owner of more than five percent of our outstanding common stock, each director of Telenetics, the named executive officers listed in the Summary Compensation Table included above, and all directors and executive officers of Telenetics as a group. The information with respect to each person specified is as supplied or confirmed by such person or based upon statements filed with the Securities and Exchange Commission. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days after the date of the table, are deemed to be outstanding in calculating the percentage ownership of a person or group but are not deemed to be outstanding as to any other person or group.

                 Name or Identity                    Amount and Nature of         Percent of
                of Beneficial Owner                  Beneficial Ownership        Common Stock
                -------------------                  --------------------        ------------
    Peter E. Salas as General Partner of
       Dolphin Offshore Partners, L.P..............         4,924,919 (1)              23.11%
    Michael A. Armani..............................         1,782,477 (2)              10.45%
    Shala Shashani.................................         1,592,477 (3)               9.33%
    H. George Levy, M.D............................           493,802 (4)               2.88%
    John D. McLean.................................           309,527 (5)               1.81%
    Thomas Povinelli...............................           187,664 (6)               1.10%
    David L. Stone.................................           187,000 (7)               1.10%
    Bradley L. Jacobs..............................           118,875 (8)                  *
    Robert Schroeder...............................            30,400 (9)                  *
    All directors and executive officers as a               4,702,222
       group (8 persons) (10)......................                                    26.91%

---------------
*    Less than 1.00%
(1) Includes 1,119,403 shares of common stock underlying warrants and 3,156,716 shares of common stock underlying convertible debentures. The address for Mr. Salas is 129 East 17th Street, New York, New York 10003.

(2) Includes of 20,000 shares of common stock underlying an option. Mr. Armani is a director of Telenetics and is also our Chairman Emeritus. The address for Mr. Armani is 25111 Arctic Ocean, Lake Forest, California 90630.
(3) Includes 30,000 shares of common stock underlying an option. Ms. Shashani is a director of Telenetics and is also our Chairman of the Board, President and Chief Executive Officer. The address for Ms. Shashani is 25111 Arctic Ocean, Lake Forest, California 90630.
(4) Includes 66,500 shares of common stock held in trust and 10,000 shares of common stock held by Dr. Levy's spouse. Also includes 30,000 shares of common stock underlying an option and 52,500 shares of common stock underlying warrants. Dr. Levy is a director of Telenetics.
(5) Includes a total of 100,000 shares of common stock underlying options. Mr. McLean is our Chief Operating Officer.
(6) Includes 30,000 shares of common stock underlying an option granted to Mr. Povinelli, 50,000 shares of common stock underlying an option granted to Gilman & Ciocia, Inc. (Nasdaq:GTAX), a corporation that is an NASD member and of which Mr. Povinelli is the President, Chief Operating Officer, a director and a major shareholder, and 80,000 shares of common stock held by Gilman & Ciocia, Inc. Mr. Povinelli is a director of Telenetics and disclaims beneficial ownership of the option and shares of common stock held by Gilman & Ciocia, Inc.
(7) Includes 30,000 shares of common stock underlying an option. Mr. Stone is our Chief Financial Officer and Secretary.
(8) Includes a total of 65,000 shares of common stock underlying options. Mr. Jacobs is a director of Telenetics.
(9) Represents shares of common stock underlying a warrant. Mr. Schroeder is a director of Telenetics.
(10) Includes 355,000 shares of common stock underlying options and 82,900 shares of common stock underlying warrants.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Until July 31, 1999, we leased office space from SMC Group, or SMC, a consulting and human resource company owned by Shala Shashani, who is a director of Telenetics and our Chairman of the Board, President and Chief Executive Officer, for our corporate headquarters located at 26772 Vista Terrace Drive, Lake Forest, California. This lease terminated on July 31, 1999.

         On April 12, 1999, we entered into an agreement with an unrelated party to lease a new corporate and manufacturing facility located at 25111 Arctic Ocean, Lake Forest, California. In connection with the lease, Mr. Armani executed a performance guarantee of our obligations under the lease. If we were to default under the lease, Mr. Armani could be held liable for payment of our $175,000 tenant improvement allowance, all tenant improvement amounts in excess of $450,000, two years of base rent under the lease plus the landlord's brokerage commission expenses and costs of enforcing the guarantee.

         On April 9, 1999, we sold 400,000 shares of Series A 7.0% Convertible Redeemable Preferred Stock at $1.75 per share and five-year warrants to purchase up to 400,000 shares of common stock at an exercise price of $1.875 per share to Dolphin Offshore Partners, L.P. in a private offering involving several investors. As a result of the offering, Dolphin Offshore Partners, L.P. became a beneficial owner of over five percent of our outstanding common stock. The Series A 7.0% Convertible Redeemable Preferred Stock had a liquidation preference of $1.75 per share. Each share initially was convertible into one share of common stock and holders were entitled to receive cumulative dividends at the rate of $0.1225 per share per year, payable quarterly. Based upon the public trading price of our common stock, all shares of Series A 7.0% Convertible Redeemable Preferred Stock automatically converted into shares of common stock in January 2000.

         Between May 1999 and August 1999, we conducted an exchange offer involving the holders of our Subordinated Unsecured Promissory Notes due 2000 and related warrants. In this transaction, Dr. Levy exchanged notes totaling $175,000 for a total of 60,000 shares of our Series A 7.0% Convertible Redeemable Preferred Stock and exercised warrants to purchase a total of 70,000 shares of common stock. Under the terms of the exchange offer, we issued to Dr. Levy a warrant to purchase 52,500 shares of common stock at an initial exercise price of $1.875 per share. Based upon the public trading price of our common stock, Dr. Levy's shares of Series A 7.0% Convertible Redeemable Preferred Stock automatically converted into 60,000 shares of common stock in January 2000.

         In October 1999, SMC advanced $100,000 to us. This amount is payable upon demand and bears interest at a rate of 10% per year. Loans from and obligations to SMC Group are secured by the receivables, inventories and other assets of Telenetics under the terms of a security agreement.

         During November 1999 through January 2000, we issued a total of $1,250,000 of 10% Subordinated Unsecured Promissory Notes due 2001, including two notes totaling $100,000 which were issued to our Chief Financial Officer and Secretary, David L. Stone. In this transaction, we issued to Mr. Stone two warrants to purchase a total of 100,000 shares of common stock at an exercise price of $1.75. We also issued notes totaling $75,000 to Philip Stone, the father of David Stone, and issued to Philip Stone a warrant to purchase 75,000 shares of common stock at an exercise price of $1.75. In addition, we issued a note for $25,000 and a warrant to purchase 25,000 shares at an exercise price of $1.75 per share to George Levy, a director of Telenetics. In February 2000, conditions enabling us to call the warrants issued in this offering were met. Consequently, Messrs. Stone and Levy exercised their warrants in February 2000.

         In January 2000, in connection with our acquisition of all of the issued and outstanding shares of eflex, we issued a total of 750,000 shares of common stock, including 168,750 shares of common stock to Terry S. Parker, who subsequently served and resigned as a director of Telenetics and as our President and Chief Executive Officer, 168,750 shares of common stock to William Saunders, who subsequently became an advisor to our board of directors, and 75,000 shares of common stock to John D. McLean, who subsequently became our Chief Operating Officer. The acquisition agreement includes an earnout provision for the issuance of up to an additional 6,000,558 shares of common stock, contingent on the successful implementation of the technology acquired and installation of related units prior to December 31, 2004. Messrs. Saunders and Parker each have a 22.5% interest in the shares that may become issuable under the earnout, and Mr. McLean has a 10% interest in such shares. We also issued options to purchase up to a total of 1,150,000 shares of common stock in connection with consulting and employment agreements entered into at the closing, including a five-year consulting agreement with Saunders & Parker, Inc., a company of which Messrs. Parker and Saunders each are Co-Presidents, directors and 50% shareholders, and a three-year employment agreement with John McLean. Under the Saunders & Parker consulting agreement, among other things Saunders & Parker are entitled to receive a consulting fee of $4,167 per month if some conditions are met. In addition, under the terms of the Saunders & Parker consulting agreement, we issued an immediately exercisable option to purchase up to 600,000 shares of common stock at $1.75 per share. Under the John McLean employment agreement, Mr. McLean received an option to purchase up to 300,000 shares of common stock at $1.75 per share, vesting one-third at the closing and the balance in two equal annual installments. Mr. McLean exercised the option as to 100,000 shares in October 2000. In connection with the eflex transaction, Mr. Armani pledged to Saunders & Parker a total of 500,000 shares of common stock owned by Mr. Armani as security for repayment of a promissory note executed by Telenetics in favor of Saunders & Parker in the original principal amount of $136,445. The entire principal balance and all accrued interest due under the note was has been paid in full. Also in connection with the eflex transaction, we issued to Mr. McLean a promissory note in the principal amount of $107,500 with an interest rate of 10% per year. In June 2000, Mr. McLean exchanged the outstanding principal and interest due under the note for 34,527 shares of common stock.

         In February 1999, Bradley L. Jacobs, who was then an advisor to our board of directors and who became a member of our board of directors in September 2000, received an option to purchase up to 100,000 shares of common stock at an exercise price of $2.18 per share, which option vests in five equal annual installments beginning February 11, 2000. Mr. Jacobs exercised the option as to 20,000 shares in May 2000.

         In January 2000, Mr. Jacobs participated in our private placement of 10% Subordinated Unsecured Promissory Notes due 2001 by purchasing a $50,000 note that was accompanied by warrants to purchase up to 50,000 shares of our common stock at an exercise price of $1.75 per share. In February 2000, conditions enabling us to call the warrants issued in connection with this offering were met. All of the warrants, including Mr. Jacobs', were exercised.

         In June 2000, Mr. Jacobs received an option to purchase up to 75,000 shares of common stock at an exercise price of $3.8125 per share, which option vests in three equal annual installments beginning June 13, 2000.

         In June 2000, SMC loaned to us $65,000 at an interest rate of 10% per year. In October 2000, SMC loaned to us $75,000 at an interest rate of 8% per year. Principal and accrued interest on these loans is due June 30, 2002.

         In August 2000, Ms. Shashani exercised a common stock purchase warrant to purchase up to 20,000 shares of common stock at $.05 per share. The warrant had been issued to Ms. Shashani as of November 1998 in connection with her services to Telenetics as a non-employee director.

         In September 2000, Mr. Jacobs and Mr. Armani each received a fully-vested option to purchase up to 20,000 shares of common stock at an exercise price of $2.594 per share in connection with their new positions as non-employee directors of Telenetics.

         In September 2000, John McLean loaned to us $25,000, which amount does not bear interest and is due June 30, 2002.

         In October 2000, Terry Parker loaned to us $150,000, at an interest rate of 8% per year, with principal and all accrued interest due June 30, 2002.

         From time to time, Michael A. Armani, who is our President and Chief Executive Officer, made non-interest bearing loans to himself for his own personal benefit. At December 31, 2000, the total amount due to us under these loans was $222,946. The net amounts of advances for 1999 and 2000 were $52,260 and $61,426, respectively.

         In January 2001, we issued $2,115,000 of 7% Convertible Subordinated Debentures due January 2, 2003 to Dolphin Offshore Partners, L.P. in a private offering. In addition, we issued a note in the principal amount of $325,000 to Dolphin Offshore Partners, L.P. in a private offering. The note bears interest at the rate of 12% per year. Principal and all accrued interest under the note are due April 22, 2001 or upon any earlier demand by Dolphin Offshore Partners, L.P.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

         2.1 Asset Purchase Agreement dated April 5, 1999 between Greenland Corporation and the Registrant (2)

         2.2 Asset Purchase Agreement effective as of June 1, 1999 by and among the Registrant, Sunnyvale General Devices and Instruments, Inc. and Frank R. Ribelin (5)

         2.3 Stock Purchase Agreement dated as of January 7, 2000 between the Registrant, Edward L. Didion, John D. McLean, William C. Saunders and Terry S. Parker (4)

         2.4 Asset Purchase Agreement dated April 21, 2000 between the Registrant and Racon, Inc. (6)

         2.5 Bill of Sale, Assignment and General Conveyance dated April 28, 2000 made by Racon, Inc. for the benefit of the Registrant
                  (6)

         2.6 Settlement Agreement and Release dated as of January 18, 2001 between the Registrant, Daniel A. Blattman and Racon Incorporated (6)

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

         3.4 Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series C 7.0% Convertible Preferred Stock of the Registrant (3)

         3.5 Certificate of Amendment of Restated and Amended Articles of Incorporation filed with the California Secretary of State on February 5, 2001 (6)

         3.6 Certificate of Determination of Rights, Preferences and Privileges of Series A Convertible Preferred Stock filed with the California Secretary of State on October 31, 2000 (6)

         3.7      Restated and Amended By-Laws of the Registrant (2)

         3.8 Amendment to Article IX, Section 2 of Restated and Amended Bylaws of the Registrant (7)

         10.1 Manufacturing, License and Distribution Agreement dated as of October 25, 2000 by and between Motorola, Inc. and the Registrant (10)

         10.2 Manufacturing Agreement dated as of December 29, 2000 by and between the Registrant and Comtel Electronics, Inc. (10)

         10.3 Distribution Agreement dated as of March 12, 2001 by and between Ingram Micro Inc. and the Registrant (10)

         10.4 Loan and Security Agreement dated as of April 2, 1999 between Celtic Capital Corporation and the Registrant (2)

         10.5 Commercial Lease dated April 12, 1999 between Mark IV Capital Properties, Inc. and the Registrant (2)

         10.6 Telenetics Corporation Stock Purchase Warrant between the Registrant and SMC Communications Group, Inc. (1)

         10.7 Amendment to Compromise Agreement and Mutual Release dated December 30, 1997 by and between the Registrant, SMC Communications Group, Inc. and Shala Shashani doing business as SMC Group (1)

         10.8 Security Agreement dated December 31, 1997 by and between the Registrant and SMC Communications Group, Inc. (1)

         10.9 Secured Promissory Note dated December 30, 1997 from the Registrant in favor of Shala Shashani for $250,000

         10.10 Amendment to Security Agreement dated March 30, 1998 by and between the Registrant and SMC Group (1)

         10.11 Technology Transfer Agreement dated October 29, 1997 by and between the Registrant and SMC Communications Group, Inc. (1)

         10.12 Promissory Note dated as of January 7, 2000 from the Registrant in favor of Saunders & Parker, Inc. for $136,444.90
                  (4)

         10.13 Non-Qualified Stock Option dated January 7, 2000 issued by the Registrant to John D. McLean (#) (4)

         10.14 Non-Qualified Stock Option dated January 7, 2000 issued by the Registrant to Saunders & Parker, Inc. (4)

         10.15 Registration Rights Agreement dated January 7, 2000 between the Registrant and John D. McLean (4)

         10.16 Registration Rights Agreement dated January 7, 2000 between the Registrant and Saunders & Parker, Inc. (4)

         10.17    Registration Rights Agreement between the Registrant and Terry
                  S. Parker (4)

         10.18 Employment Agreement dated January 7, 2000 between the Registrant and John D. McLean (4)

         10.19 Consulting Agreement dated January 7, 2000 between the Registrant and Saunders & Parker, Inc. (4)

         10.20 Promissory Note dated as of January 7, 2000 from the Registrant in favor of John D. McLean for $107,500 (4)

         10.21 Settlement Agreement and Mutual Release by and between the Registrant, Michael Armani, Harvey Bibicoff, Bibicoff & Associates, Inc., David Landau, Linda Berglas, Peter Nitz, Sandra Nitz and Paul Springer (9)

         10.22 Intercreditor Agreement by and among the Registrant, Harvey Bibicoff, Shala Shashani dba SMC Group and SMC Communications Group (9)

         10.23 Shareholder Agreement dated as of January 7, 2000 by and among the Registrant, Michael A. Armani, Dr. George Levy, Shala Shashani, Thomas Povinelli, Ed Finamore, Terry S. Parker, William C. Saunders, John D. McLean and Edward L. Didion (4)

         10.24 Letter of Intent dated May 28, 1998 by and between Duquesne Light Company and the Registrant (1)

         10.25 Subcontract dated June 10, 1998 between Sargent Electric Company and the Registrant (1)

         10.26 Marketing and Technology Agreement dated July 13, 1998 by and between the Registrant and Duquesne Light Company (1)

         10.27    1998 Stock Option Plan of the Registrant (#) (11)

         10.28    2000 Stock Option Plan of the Registrant (#) (12)

         10.29 Amendment to Section 5 of the 2000 Stock Option Plan of the Registrant (#)

         10.30 Employment Offer Letter dated as of April 19, 1999 between David L. Stone and the Registrant (#)

         16.1     Letter on Change in Certifying Accountant from George F.
                  Rombach (3)

         21.1     Subsidiaries of the Registrant (8)

         23.1     Consent of Independent Certified Public Accountants
         -----------------

         (#) Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.

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

         (6) Filed as an exhibit to the Registrant's Form S-3 (Registration No. 333-57334) filed with the Securities and Exchange Commission on March 20, 2001 and incorporated herein by reference.

         (7) Filed as an exhibit to the Registrant's Form 8-K for September 8, 2000 and incorporated herein by reference.

         (8) Filed as an exhibit to the Registrant's Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.

         (9) Filed as an exhibit to the Registrant's Amendment No. 1 to Form 10-QSB for the quarter ended September 30, 2000 and incorporated herein by reference.

         (10) Filed as an exhibit to the Registrant's Form 8-K for December 29, 2000 and incorporated herein by reference.

         (11) Filed as an exhibit to the Registrant's definitive proxy statement for the 1999 annual meeting of shareholders and incorporated herein by reference.

         (12) Filed as an exhibit to the Registrant's definitive proxy statement for the 2000 annual meeting of shareholders and incorporated herein by reference.

         (b)      REPORTS ON FORM 8-K.

         During the quarter ended December 31, 2000, the Registrant did not file any current reports on Form 8-K.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 17th day of April, 2001.


                             TELENETICS CORPORATION

                             By: /s/ Shala Shashani
                                 --------------------------------------
                                 Shala Shashani, Chairman of the Board,
                                 President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

    Name                  Title                                       Date
    ----                  -----                                       ----

/S/ SHALA SHASHANI        Chairman of the Board,  President,      April 17, 2001
----------------------    Chief Executive  Officer (principal
Shala Shashani            executive officer) and Director

/S/ DAVID STONE           Chief Financial Officer and Secretary   April 17, 2001
----------------------    (principal accounting officer)
David Stone

/S/ MICHAEL A. ARMANI     Director                                April 17, 2001
---------------------
Michael A. Armani

/S/ BRADLEY L. JOCOBS     Director                                April 17, 2001
---------------------
Bradley L. Jocobs

/S/ ROBERT SCHROEDER      Director                                April 17, 2001
---------------------
Robert Schroeder

/S/ H. GEORGE LEVY        Director                                April 17, 2001
---------------------
H. George Levy

/S/ THOMAS POVINELLI      Director                                April 17, 2001
--------------------
Thomas Povinelli

                                       TELENETICS CORPORATION
                             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                               PAGE
                                                                                               ----
Report of Independent Certified Public Accountants                                              F - 2

Consolidated Balance Sheet for the year ended December 31, 2000                                 F - 3

Consolidated Statements of Operations for the years ended December 31, 2000 and 1999            F - 5

Consolidated Statements of Shareholders' Equity (Deficit) for the years
   ended December 31, 2000 and 1999                                                             F - 6

Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999            F - 9

Notes to Consolidated Financial Statements                                                      F - 12

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Telenetics Corporation

We have audited the accompanying consolidated balance sheet of Telenetics Corporation and subsidiary as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telenetics Corporation and subsidiary at December 31, 2000 and the consolidated results of its operations and its cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

The Company has suffered substantial recurring losses from operations and has a working capital deficiency. Management's plans in regard to these matters are described in Note 2.


                                                           /S/ BDO SEIDMAN, LLP

                                                           BDO SEIDMAN, LLP


Orange County, California
March 30, 2001

                             TELENETICS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000


                             ASSETS (NOTES 6 AND 7)
                             ------

Current assets:
   Cash                                                              $  144,690
   Accounts receivable, net of allowance for doubtful
       accounts of $329,209                                           1,515,734
   Receivable from related parties                                      225,048
   Inventories (Note 4)                                               2,886,458
   Prepaid expenses and other current assets                             81,054
                                                                     -----------

Total current assets                                                  4,852,984

Property, plant and equipment, net (Note 5)                           1,029,592
Investments in technology and other intangible assets, net of
   accumulated amortization of $90,661 (Note 3)                       2,951,017
Other assets                                                             63,228
                                                                     -----------

                                                                     $8,896,821
                                                                     ===========

                 See accompanying notes to financial statements.

                             TELENETICS CORPORATION
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                                DECEMBER 31, 2000


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Revolving line of credit (Note 7)                                $    700,235
  Bank overdraft                                                         19,350
  Subordinated unsecured promissory notes (Note 9)                    1,040,468
  Current portion of obligation under capital leases (Note 13)           32,899
  Note payable (Note 3)                                                 325,000
  Accounts payable                                                    3,240,047
  Accrued expenses                                                    1,586,031
  Advance payments from customers                                        48,013
                                                                   -------------

Total current liabilities                                             6,992,043

Related party debt (Note 8)                                             665,000
Obligation under capital leases, less current portion (Note 13)          47,025
                                                                   -------------

Total liabilities                                                     7,704,068
                                                                   -------------

Commitments and contingencies (Note 13)
Subsequent events (Notes 10 and 15)

Series A Convertible Preferred Stock; issued and
   outstanding 110 shares (aggregate liquidation of preference
   of $1,100,000) (Note 10)                                             939,000
                                                                   -------------

Shareholders' equity (Notes 3 and 10):
  Preferred stock, no par value. Authorized 5,000,000 shares;
     110 shares issued and outstanding                                       --
  Common stock, no par value. Authorized 25,000,000 shares;
     issued and outstanding 16,434,611 shares                        26,418,038
  Equity line costs                                                  (1,602,607)
  Subscriptions receivable                                             (111,250)
  Unearned compensation                                                (568,275)
  Accumulated deficit                                               (23,882,153)
                                                                   -------------

Total shareholders' equity                                              253,753
                                                                   -------------

                                                                   $  8,896,821
                                                                   =============

                 See accompanying notes to financial statements.

                             TELENETICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                       2000             1999
                                                  -------------    -------------

Net sales (Note 14)                               $  8,298,547     $ 11,912,168
Cost of sales                                        6,750,523        8,138,558
                                                  -------------    -------------

Gross profit                                         1,548,024        3,773,610

Operating expenses:
  Selling, general and administrative                6,568,781        3,423,445
  Engineering and product development                2,906,257          807,199
  Legal and settlement costs                         2,357,156          192,181
                                                  -------------    -------------

Loss from operations                               (10,284,170)        (649,215)

Interest expense                                      (531,215)        (365,904)
Debt termination costs (Note 6)                         (9,874)         (96,154)
Other income                                                53              925
                                                  -------------    -------------

Loss before income taxes                           (10,825,206)      (1,110,348)

Income taxes (Note 11)                                   4,301              829
                                                  -------------    -------------

Net loss                                          $(10,829,507)    $ (1,111,177)
                                                  =============    =============

Basic and diluted loss per share (Note 12)        $      (0.74)    $      (0.12)
                                                  =============    =============

                 See accompanying notes to financial statements.

                                                       TELENETICS CORPORATION
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                               YEARS ENDED DECEMBER 31, 2000 AND 1999

                                        Preferred Stock              Common Stock
                                  --------------------------  ---------------------------    Unearned     Accumulated
                                     Shares        Amount        Shares        Amount      Compensation     Deficit        Total
                                  ------------  ------------  ------------  -------------  ------------  -------------  ------------

Balance at December 31, 1998               --   $        --     9,527,165   $ 11,102,382   $        --   $(11,610,638)  $  (508,256)

Series A Preferred Stock,
   common stock and warrants
   issued in connection with
   exchange offer (Note 10)           128,313       224,550       125,820        100,656            --             --       325,206
Series A Preferred Stock issued
   in private equity offering
   (Note 10)                          628,571       551,426            --        265,805            --             --       817,231
Series B Preferred Stock issued
   in connection with
   acquisition (Note 3)               128,571       249,106            --             --            --             --       249,106
Series C Preferred Stock issued
   in connection with
   acquisition (Note 3)               400,000       550,000            --             --            --             --       550,000
Stock issued in connection with
   acquisition (Note 3)                    --            --       110,594        190,000            --             --       190,000
Stock issued upon exercise of
   options (Note 10)                       --            --       160,000         25,600            --             --        25,600
Stock issued upon exercise of
   warrant (Note 10)                       --            --       180,000             --            --             --            --
Stock issued to complete
   transactions accounted for
   in prior years                          --            --       143,194             --            --             --            --
Stock issued for services                  --            --        30,000         20,700            --         20,700
Stock issued for employee
   bonuses                                 --            --         7,000          4,970            --             --         4,970
Compensation for non-employee
   stock options (Note 10)                 --            --            --        168,288            --             --       168,288
Employee stock options issued
   as compensation (Note 10)               --            --            --         33,840       (33,840)            --            --
Amortization of unearned
   compensation                            --            --            --             --        12,760             --        12,760
Warrants issued with
   subordinated promissory
   notes (Note 9)                          --            --            --          3,338            --             --         3,338
Dividends on preferred stock               --            --            --             --            --        (84,838)      (84,838)
Net loss                                   --            --            --             --            --     (1,111,177)    1,111,177)
                                  ------------  ------------  ------------  -------------  ------------  -------------  ------------

Balance at December 31, 1999        1,285,455   $ 1,575,082    10,283,773   $ 11,915,579   $   (21,080)  $(12,806,653)  $   662,928
                                  ============  ============  ============  =============  ============  =============  ============

                                           See accompanying notes to financial statements.

                                                               F - 6

                                          TELENETICS CORPORATION
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                                  YEARS ENDED DECEMBER 31, 2000 AND 1999

                                        Preferred Stock                Common Stock
                                 ----------------------------  ----------------------------      Equity
Notes 9 and 10                       Shares        Amount          Shares         Amount       Line Costs
--------------                   -------------  -------------  -------------  -------------  -------------
Balance at December 31, 1999        1,285,455   $  1,575,082     10,283,773   $ 11,915,579   $         --

Stock issued upon conversion
   of Series A, B and C
   Preferred Stock                 (1,285,455)    (1,575,082)     1,579,021      1,575,082             --
Stock issued in private equity
   offering                                --             --        944,484      2,498,794             --
Stock issued in connection
   with acquisition (Note 3)               --             --        750,000      2,070,000             --
Stock issued upon exercise of
   options                                 --             --        758,840      1,170,376             --
Stock issued upon exercise of
   warrants                                --             --      1,612,052      2,536,528             --
Reduction in subscriptions
   receivable                              --             --             --             --             --
Stock issued for services                  --             --         46,441        182,566             --
Compensation for non-employee
   stock options and warrant               --             --             --        848,884             --
Employee stock and options
   issued as compensation                  --             --         60,000        829,720             --
Amortization of unearned
   compensation                            --             --             --             --        282,525
Stock and warrants issued in
   connection with equity line             --             --        100,000      1,491,237     (1,602,607)
Stock and warrants issued for
   litigation settlement
   (Note 13)                               --             --        300,000        964,160             --
Warrants repriced in
   connection with sale of
   preferred stock                         --             --             --        206,065             --
Warrants issued with
   subordinated promissory
   notes                                   --             --             --         31,134             --
Beneficial conversion feature
   of subordinated promissory
   notes                                   --             --             --         70,080             --
Beneficial conversion feature
   of convertible preferred
   stock                                   --             --             --         27,833             --
Dividends on preferred stock               --             --             --             --             --
Net loss                                   --             --             --             --             --
                                 -------------  -------------  -------------  -------------  -------------

Balance at December 31, 2000               --   $         --     16,434,611   $ 26,418,038   $ (1,602,607)
                                 =============  =============  =============  =============  =============


                             See accompanying notes to financial statements.

                                          TELENETICS CORPORATION
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                                  YEARS ENDED DECEMBER 31, 2000 AND 1999

                                 Subscriptions    Unearned      Accumulated
                                   Receivable   Compensation      Deficit         Total
                                 -------------  -------------  -------------  -------------
Balance at December 31, 1999     $         --   $    (21,080)  $(12,806,653)  $    662,928

Stock issued upon conversion
   of Series A, B and C
   Preferred Stock                         --             --             --             --
Stock issued in private equity
   offering                                --             --             --      2,498,794
Stock issued in connection
   with acquisition (Note 3)               --             --             --      2,070,000
Stock issued upon exercise of
   options                                 --             --             --      1,170,376
Stock issued upon exercise of
   warrants                          (159,875)            --             --      2,376,653
Reduction in subscriptions
   receivable                          48,625             --             --         48,625
Stock issued for services                  --             --             --        182,566
Compensation for non-employee
   stock options and warrant               --             --             --        848,884
Employee stock and options
   issued as compensation                  --       (829,720)            --             --
Amortization of unearned
   compensation                            --        282,525
Stock and warrants issued in
   connection with equity line             --             --             --       (111,370)
Stock and warrants issued for
   litigation settlement
   (Note 13)                               --             --             --        964,160
Warrants repriced in
   connection with sale of
   preferred stock                         --             --       (206,065)            --
Warrants issued with
   subordinated promissory
   notes                                   --             --             --         31,134
Beneficial conversion feature
   of subordinated promissory
   notes                                   --             --             --         70,080
Beneficial conversion feature
   of convertible preferred
   stock                                   --             --        (27,833)            --
Dividends on preferred stock               --             --        (12,095)       (12,095)
Net loss                                   --             --    (10,829,507)   (10,829,507)
                                 ------------   ------------   ------------   ------------

Balance at December 31, 2000     $   (111,250)  $   (568,275)  $(23,882,153)  $    253,753
                                 =============  =============  =============  =============

                             See accompanying notes to financial statements.

                                                  F - 8

                                     TELENETICS CORPORATION
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                             YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                   December 31,    December 31,
                                                                       2000            1999
                                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $(10,829,507)   $ (1,111,177)
   Adjustments to reconcile net loss to cash used in
     operations:
       Depreciation and amortization                                   530,780         237,485
       Compensation for non-employee stock options                     848,884         168,288
       Amortization of unearned compensation for employee
         options                                                       282,525          12,760
       Provision for inventory obsolescence                                 --           7,173
       Provision for doubtful accounts                                 288,814              --
       Beneficial conversion rights related to subordinated
         notes                                                          70,080              --
       Stock issued for services                                        34,583          20,700
       Stock issued for employee bonuses                                    --           4,970
       Impairment of intangible assets                                 496,226              --
       Litigation settlements                                        1,415,761              --
       Warrants issued in connection with debt to equity
         conversion                                                      9,873          19,522
       Reduction of subscription receivable for services                32,363          75,041
       Changes in operating assets and liabilities, net of
         business acquisitions:
           Accounts receivable                                        (228,917)        499,347
           Inventories                                                (744,612)      1,538,176
           Prepaid expenses and other current assets                    34,761         (64,878)
           Other assets                                                 (6,505)         (9,601)
           Accounts payable                                          1,623,653      (1,062,684)
           Accrued expenses                                            452,132         151,967
           Advance payments from customers                             (32,602)     (1,318,115)
                                                                  -------------   -------------

Net cash used in operating activities                               (5,721,708)       (831,026)
                                                                  -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                         (219,320)       (601,645)
   Payments for business acquisitions                                 (237,595)       (639,054)
   Amounts collected from (advanced to) related parties                (61,426)        (52,260)
   Patent and trademark costs                                          (71,133)        (47,257)
                                                                  -------------   -------------

Net cash used in investing activities                                 (589,474)     (1,340,216)
                                                                  -------------   -------------

                        See accompanying notes to financial statements.

                                             F - 9

                                    TELENETICS CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                            YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                   December 31,    December 31,
                                                                       2000            1999
                                                                  -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank overdraft                                                     (299,237)        293,477
   Net increase (decrease) in obligations under factoring
     agreement                                                              --        (289,627)
   Net proceeds from revolving line of credit                          (97,567)        797,802
   Repayments of convertible notes payable                            (414,563)             --
   Repayments of notes payable issued in connection with
     business acquisitions                                            (136,445)             --
   Proceeds from related party debt                                    340,000         163,000
   Repayments of related party debt                                   (110,000)        (40,553)
   Proceeds from subordinated promissory notes                       1,131,000         312,500
   Debt issuance costs                                                      --         (18,340)
   Equity line offering costs                                         (111,370)             --
   Proceeds from promissory note exchange offer                             --          35,820
   Repayment of obligation under capital leases                        (34,746)        (65,144)
   Proceeds from sale of common stock                                2,386,581              --
   Proceeds from subscription receivable                                    --         224,959
   Proceeds from exercise of stock options and warrants              2,874,669          25,600
   Dividends on preferred stock                                        (12,095)        (84,838)
   Proceeds from sale of preferred stock                               939,000         817,231
                                                                  -------------   -------------

Net cash provided by financing activities                            6,455,227       2,171,887
                                                                  -------------   -------------

NET INCREASE (DECREASE) IN CASH                                        144,045             645

Cash, beginning of period                                                  645              --
                                                                  -------------   -------------

Cash, end of period                                               $    144,690    $        645
                                                                  =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
   Interest                                                       $    328,687    $    292,445
                                                                  =============   =============
   Income taxes                                                   $      4,301    $        800
                                                                  =============   =============

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
   Issuance of common stock upon conversion of preferred stock:
     Class A                                                      $    775,976    $         --
     Class B                                                           249,106              --
     Class C                                                           550,000              --
                                                                  -------------   -------------
                                                                  $  1,575,082    $         --
                                                                  =============   =============

                        See accompanying notes to financial statements.

                                             F - 10

                                    TELENETICS CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                            YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                   December 31,    December 31,
                                                                       2000            1999
                                                                  -------------   -------------
   Common stock and warrants issued in connection with the
     settlement of litigation                                     $    964,160    $         --
                                                                  =============   =============
   Subordinated promissory note issued in exchange for
     related party note payable                                   $     62,500    $         --
                                                                  =============   =============
  Issuance of common stock upon conversion of debt  and
     accounts payable                                             $    820,343    $    100,656
                                                                  =============   =============
   Warrants issued in connection with issuance of
     subordinated promissory notes                                $     31,134    $      3,338
                                                                  =============   =============
   Subordinated promissory note issued in connection with
     acquisition                                                  $    325,000    $         --
                                                                  =============   =============
   Issuance of Series A 7% Convertible Redeemable Preferred
     Stock upon conversion of debt                                $         --    $    224,550
                                                                  =============   =============
   Issuance of common stock in connection with acquisitions       $  2,070,000    $    190,000
                                                                  =============   =============
   Issuance of preferred stock in connection with acquisition     $         --    $    799,106
                                                                  =============   =============
   Property, plant and equipment acquired under capital leases    $     27,336    $    131,744
                                                                  =============   =============
   Beneficial conversion feature of preferred stock               $    835,000    $         --
                                                                  =============   =============
   Warrants issued to placement agent in connection with sale
     of preferred stock                                           $    231,656    $         --
                                                                  =============   =============
   Subscription receivable for exercise of warrant                $    159,875    $         --
                                                                  =============   =============
   Issuance of common stock and options to employees              $    829,720    $     33,840
                                                                  =============   =============
   Issuance of common stock in connection with private
     placement for reduction in accrued expenses                  $    112,213    $         --
                                                                  =============   =============
   Taglich warrants repriced in connection with sale of
     preferred stock                                              $    206,065    $         --
                                                                  =============   =============

                        See accompanying notes to financial statements.

                                            F - 11

                             TELENETICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND BUSINESS

     Telenetics Corporation ("Telenetics" or the "Company") designs, produces and distributes a wide array of wired and wireless data transmission and network access products, and customer-specific communications products for customers around the world.

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the financial statements of Telenetics Corporation and its wholly-owned subsidiary, eflex Wireless, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

     REVENUE RECOGNITION

     Revenue is recognized upon shipment, or receipt of the product by the customer, pursuant to the terms of the respective contractual arrangement. Cash received in advance of the delivery of products has been recorded as advance payments from customers in the accompanying consolidated balance sheet.

     RECEIVABLE FROM RELATED PARTIES

     Receivable from related parties is comprised primarily of advances to a former executive officer and director of the Company. Such advances are non-interest bearing and are payable upon demand.

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

     DEBT ISSUANCE COSTS

     Costs related to the issuance of the subordinated promissory notes are capitalized and amortized over the term of the related debt.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     GOODWILL

     Goodwill represents the excess of the purchase price over net assets acquired through a business combination accounted for as purchase and is amortized on a straight line basis over its estimated useful life of five years.

     INVESTMENTS IN TECHNOLOGY AND OTHER INTANGIBLE ASSETS

     Investments in technology and other intangible assets are carried at cost less accumulated amortization which is calculated on a straight-line basis over estimated useful lives of five to seven years.

     LONG-LIVED ASSETS

     The Company reviews the carrying amount of its long-lived assets and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. For the year ended December 31, 2000, the Company determined that goodwill and investments in certain technology had been impaired. Accordingly, an aggregate of $496,226 has been included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

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

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


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

     EARNINGS (LOSS) PER SHARE AND SHARES OUTSTANDING

     Earnings (loss) per share is calculated pursuant to Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of the Company (see Note 12).

     The share and per share information has been adjusted for all periods presented to reflect a one-for-five reverse stock split which occurred on January 8, 1999.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. This statement defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2000 and 1999, the fair value of all financial instruments approximated carrying value.

     The carrying amounts of accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short maturity of these items. The Company believes the carrying amounts of its related party debt and subordinated promissory notes approximate fair value because the interest rates on these instruments approximate market interest rates currently available to the Company.

     NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company currently does not engage in, nor does it expect to engage in, derivative or hedging activities and, accordingly, the Company anticipates there will be no impact to its financial statements.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition policies comply with SAB 101.

     In March 2000, the FASB issued interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation", which addresses certain accounting issues which arose under the previously established accounting principles relating to stock-based compensation. The adoption of this interpretation did not have a material effect on the Company's consolidated financial position or results of operations.

     In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." This consensus provides guidance concerning under what circumstances a company should report revenue based on (a) the gross amount billed to a customer because it has earned revenue from the sale of the goods or services or (b) the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee. Application of the provisions of this consensus did not change the Company's existing accounting policies.

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

     CONCENTRATION OF CREDIT RISK

     Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and accounts receivable. The Company places its cash with high quality financial institutions. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.

     The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history, and generally does not require collateral. Credit losses are provided for in the consolidated financial statements and consistently have been within management's expectations.

     RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year financial statements to be consistent with the 2000 presentation.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


2.   LIQUIDITY

     The Company has suffered substantial recurring losses from operations and has a working capital deficiency. The Company must increase revenue and profitability and obtain additional equity and/or debt financing in order to continue to operate. The Company has taken certain actions in an effort to become profitable and improve cash flow from operations in the future. These actions include seeking new revenue opportunities (see Notes 13 and 15) and additional financing sources. Management continues to implement plans to increase revenues, reduce existing cost structures and improve operating efficiencies. There can be no assurance that management will be successful in the implementation of its plans.

3.   ACQUISITIONS

     On January 7, 2000, the Company issued 750,000 shares of common stock, with a fair market value of $2,070,000, in exchange for all the outstanding common stock of eflex Wireless, Inc. ("eflex"). The acquisition agreement includes a provision for the issuance up to an additional 6,000,558 shares of common stock, contingent upon the successful implementation of the acquired technology and installation of a specified number of units ending on the earlier of December 31, 2004 or the date upon which all shares of additional common stock have become issuable. In connection with the acquisition, the Company entered into certain employment and consulting agreements for periods up to five years with the principals of eflex, which resulted in the grant of 1,150,000 options at $1.75 per share, which was at a discount to market on the date of grant.

     The acquisition of eflex has been accounted for using the purchase method of accounting, with assets acquired and liabilities assumed recorded at their fair market values at the date of acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed of $2,571,016 represents the value of the technology acquired and is being amortized on a straight-line basis over the estimated useful life of seven years.

     Supplementary information related to the acquisition of eflex is as follows:

     Components of purchase price:
         Issuance of 750,000 shares of the Company's
            common stock                                         $2,070,000
         Acquisition costs                                          139,396
                                                                 -----------

                                                                  2,209,396
         Fair value of liabilities assumed in excess
            of net assets acquired                                  361,620
                                                                 -----------

         Fair value of technology acquired                       $2,571,016
                                                                 ===========

     The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the business combination had occurred on January 1, 2000 and January 1, 1999, respectively:

      YEARS ENDED DECEMBER 31,                     2000               1999
      ------------------------                --------------     --------------

      Total revenues                          $   8,298,547      $  11,912,168
      Net loss                                  (10,829,507)        (1,422,237)
      Basic and diluted loss per share                (0.74)             (0.15)

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


3.   ACQUISITIONS (CONTINUED)

     The pro forma results of operations do not purport to be indicative of the results which would actually have been obtained had the acquisition occurred on the dates indicated or which may be obtained in the future.

     In April 2000, the Company entered into an agreement with Racon, Inc. ("Racon") to purchase certain assets related to its microwave business, as well as to assume certain liabilities in exchange for $50,000 in cash and a $325,000 convertible promissory note. The acquisition of Racon has been accounted for using the purchase method of accounting, with assets acquired and liabilities assumed recorded at their fair market values at the date of acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed of $53,863 represents goodwill and is being amortized on a straight-line basis over the estimated useful life of five years.

     At December 31, 2000, the cash payment had not been paid and the matter was subject to litigation (see Note 13). The convertible promissory note accrues interest at 7.5% and is payable in monthly installments of interest only through maturity on April 28, 2001, at which time all unpaid principal and interest are due. The note is convertible at the option of the holder into common stock at a price of $7.00 per share. The Company can mandate the conversion at $7.00 per share when the average closing price of the Company's common stock is at least $9.00 per share for ten consecutive trading days. Racon was a competitor of Sierra Digital Communications, Inc., an entity whose assets were acquired by the Company in July 1999. The pro forma effect of this asset purchase for the years ended December 31, 2000 and 1999 would not be materially different than the amounts reported in the accompanying statements of operations.

     On April 5, 1999, the Company entered into an agreement with Greenland Corporation to purchase its AirLink(TM) wireless technology and related intellectual property rights, as well as assume certain contracts in exchange for 128,571 shares of the Company's 1999 Series B Convertible Preferred Stock (Note 10). The 128,571 shares of Series B Convertible Preferred Stock were valued at $249,106 based on the market value of the underlying common stock on the acquisition date. The total consideration, including certain transaction costs, aggregated $262,677. During 2000, the Company determined that the value of this intangible asset was impaired. Accordingly, the unamortized balance was written off during 2000.

     Effective June 1, 1999, the Company acquired substantially all of the assets of Sunnyvale General Devices and Instruments, Inc. ("GDI") used in GDI's business of manufacturing communications equipment for the traffic control and transportation industries and assumed certain liabilities of GDI in exchange for $350,000 in cash and 400,000 shares of the Company's 1999 Series C 7.0% Convertible Preferred Stock. The acquisition has been accounted for using the purchase method of accounting, and accordingly, the results of operations of GDI since the acquisition date are included in the Company's 1999 statement of operations. The 400,000 shares of Series C Convertible Preferred Stock were valued at $550,000 based on the market value of the underlying common stock on the acquisition date. The cost in excess of the net assets acquired was $437,838 and was presented as goodwill in the 1999 balance sheet. During 2000, the Company determined that the value of this intangible asset was impaired. Accordingly, the unamortized balance was written off during 2000.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


3.   ACQUISITIONS (CONTINUED)

     Effective July 26, 1999, the Company entered into an agreement with Sierra Digital Communications, Inc. ("SDC") and certain of its shareholders, who also comprised SDC's senior secured lender and holders of priority wage claims against SDC. Pursuant to the agreement, the Company acquired the claims of the secured lender and holders of priority wage claims in exchange for $110,000 in cash and an aggregate of 110,594 shares of common stock that are subject to certain registration rights. Through those creditor rights, the Company acquired SDC's millimeter wave radio technology as well as certain other assets. No consideration was given for the rights of shareholders of SDC. In connection therewith, the Company acquired substantially all of the claims of unsecured creditors against SDC at substantial discounts. The 110,594 shares of common stock were valued at $190,000 based on the market value of the common stock on the acquisition date. The acquisition has been accounted for using the purchase method of accounting with the net assets acquired recorded at their fair values. The cost in excess of the net assets acquired was $262,193 and represents the value of the technology acquired. Such amount is included in investments in technology and other intangible assets and is being amortized on a straight-line basis over the estimated useful life of five years.

     During 2000, all shares of preferred stock issued pursuant to the 1999 asset purchase agreements were converted to common stock (see Note 10).

4.   INVENTORIES

     Inventories consist of the following:

                                                                 December 31,
                                                                     2000
                                                                 -----------

     Raw materials                                               $1,530,672
     Work-in-process                                                988,275
     Finished goods                                                 367,511
                                                                 -----------

                                                                 $2,886,458
                                                                 ===========

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:
                                                               December 31,
                                                                   2000
                                                               ------------

     Furniture and fixtures                                    $   130,149
     Equipment                                                     733,696
     Leasehold improvements                                        477,878
     Assets held under capital lease obligations                   192,338
                                                               ------------

                                                                 1,534,061

     Accumulated depreciation and amortization                    (504,469)
                                                               ------------

                                                               $ 1,029,592
                                                               ============

     Included in accumulated depreciation and amortization is $81,415 of amortization related to assets held under capital lease obligations at December 31, 2000.

6.   OBLIGATIONS UNDER FACTORING AGREEMENT

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

7.   REVOLVING LINE OF CREDIT

     On April 2, 1999, the Company entered into a revolving line of credit agreement for borrowings of up to $3,000,000, which is collateralized by substantially all assets of the Company. Borrowings under this revolving line of credit are based on 80% of eligible accounts receivable. Interest is payable monthly at the greater of the bank's prime rate (9.5% at December 31, 2000) plus 3% or 12.5%, with all unpaid principal and accrued interest due October 2, 2001. At December 31, 2000, the Company had borrowings of $700,235 under the revolving line of credit and collateral availability of $334,438.

     The revolving line of credit contains various default provisions which include a subjective acceleration clause and certain non-financial covenants. At December 31, 2000, the Company was in a compliance with, or had obtained waivers for all such covenants.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


8.   RELATED PARTY DEBT

     A summary of related party debt follows:

                                                                  December 31,
                                                                      2000
                                                                   ---------

     Payable to SMC                                                $390,000
     Payable to Frank Ribelin                                       100,000
     Payable to John McLean                                          25,000
     Payable to Terry Parker                                        150,000
                                                                   ---------

                                                                   $665,000
                                                                   =========

     SMC AND SMC COMMUNICATIONS GROUP, INC.

     Since 1992, Shala Shashani (dba SMC Group) and SMC Communications Group, Inc. (which is owned and operated by Shala Shashani, the current President, Chief Executive Officer and Chairman of the Board of the Company) (collectively, "SMC") have advanced funds to the Company and have provided various products, services and facilities for the Company.

     In October 1998, the outstanding balance due to SMC was reduced by $150,000 in payment of the exercise price of a warrant for 300,000 shares of common stock. In addition, $125,000 of the outstanding SMC loan balance was converted into a subordinated promissory note with an attached warrant to purchase shares of common stock. The warrant was exercised immediately by converting $50,000 of the subordinated promissory note to common stock. The balance remaining at December 31, 1998 of $250,000 was incorporated into a note bearing interest at 10% with principal and interest due December 31, 1999, which subsequently was extended to June 30, 2002.

     In June 2000, SMC advanced $65,000 to the Company which is due June 30, 2002 and bears interest at 10%. In October 2000, $75,000 of a subordinated unsecured promissory note due September 2000 was converted to an 8% promissory note due June 30, 2002.

     Loans and obligations from SMC are secured by the receivables, inventories and other assets of the Company pursuant to a security agreement. During the years ended December 31, 2000 and 1999, the Company incurred interest of $38,734 and $26,376, respectively, on the loans from and obligations to SMC.

     FRANK RIBELIN

     In connection with the acquisition of GDI in 1999, the Company hired the former president of GDI and assumed an obligation due to him in the amount of $25,762. The Company received an advance of $63,000 from Mr. Ribelin during November 1999. In January 2000, the Company repaid $10,000 of that advance and $62,500 of the obligation due was applied to a subscription under the offering of subordinated promissory notes (see Note 9). In February 2000, the remaining obligation of $16,262 and the $62,500 subordinated promissory note were applied to the exercise of warrants. From August to September 2000, Mr. Ribelin advanced an aggregate of $100,000 to the Company which is due June 30, 2002.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


8.   RELATED PARTY DEBT (CONTINUED)

     JOHN MCLEAN

     In September 2000, John McLean, an executive of the Company, advanced the Company $25,000. The promissory note is non-interest bearing and is due June 30, 2002.

     TERRY PARKER

     In October 2000, Mr. Parker, who was at that time a director, President and Chief Executive Officer of the Company, advanced $150,000 to the Company which is due June 30, 2002 and bears interest at 8%.

9.   SUBORDINATED UNSECURED PROMISSORY NOTES

     Between November 1999 and January 2000, the Company issued $1,250,000 of 10% Subordinated Unsecured Promissory Notes due 2001, including notes aggregating $150,000 that were issued to a director and to an executive officer of the Company. The notes bear interest at 10% per annum and such interest is payable on a quarterly basis. All unpaid principal and accrued interest is due at maturity on May 15, 2001. Included with the sale of such notes were warrants to purchase one share of the Company's common stock for each dollar amount of the notes purchased for an aggregate of 1,250,000 shares. The warrants were exercisable at $1.75 per share, expire on November 15, 2002 and were callable by the Company upon the occurrence of certain events. The Company has ascribed an estimated fair value to the warrants aggregating $13,351 for the total offering and accordingly has discounted the subordinated unsecured promissory notes balance as of the date of issuance. Such discount is recognized as additional interest expense over the life of the notes. In February 2000, conditions enabling the Company to call the warrants issued in connection with this offering were met (see Note 10). All of the warrants were exercised for cash in the amount of $1,590,625, reduction in the subordinated promissory notes of $512,500 and subscriptions receivable of $84,375. After the exercise of warrants and repayments of $50,000, the aggregate amount of notes remaining outstanding at December 31, 2000 amounted to $687,500, before unamortized warrant valuation of $1,772.

     During September and October 2000, the Company issued $260,000 of 8% Convertible Subordinated Unsecured Promissory Notes due 2001. All unpaid principal and accrued interest is due at maturity on March 15, 2001. At the election of the holder, the notes may be converted into shares of the Company's common stock at a conversion price of $1.625 per share, which was at a discount to market on the date of grant. The Company has determined that the value of the beneficial conversion feature of the 8% Convertible Subordinated Unsecured Promissory Notes to be $70,080. In connection with the note offering, the Company issued two-year warrants to purchase 52,000 shares of common stock at an exercise price of $2.75 per share to the noteholders. The Company has ascribed an estimated fair value to the warrants aggregating $21,122 and accordingly has discounted the subordinated unsecured promissory notes balance as of the date of issuance. Such discount is recognized as additional interest expense over the life of the notes. The aggregate amount of notes remaining outstanding as of December 31, 2000 was $260,000, less unamortized warrant valuation of $12,930. At March 30, 2001, such notes remained outstanding and in default.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


9.   SUBORDINATED UNSECURED PROMISSORY NOTES (CONTINUED)

     During 1998, the Company issued $1,129,050 of Subordinated Unsecured Promissory Notes due 2000, including notes aggregating $314,500 which have been issued to certain executive officers and directors of the Company. The notes bear interest at 10% per annum and such interest is payable on a quarterly basis. All unpaid principal and accrued interest is due at maturity on September 30, 2000. Included with the sale of such notes were a total of 451,620 warrants to purchase the Company's common stock, exercisable at $1 per share and expiring September 30, 2000. The Company has ascribed an estimated fair value to these warrants aggregating $104,365 and accordingly has discounted the subordinated unsecured promissory notes balance as of the date of issuance. Such discount was recognized as additional interest expense over the life of the notes. During 2000, certain noteholders applied the principal amount of $197,238 of their notes, together with cash of $58,562, to exercise 255,800 warrants. In addition, $75,000 was converted to an 8% related party loan (see Note 8). The aggregate amount of notes remaining outstanding and in default as of December 31, 2000 was $107,700.

     As of December 31, 1998, the Company had a subscription receivable from a consultant aggregating $300,000 relating to the issuance of the subordinated promissory notes, of which $224,959 was received in cash and the remainder was applied against services rendered during 1999.

     The subordinated promissory notes include certain non-financial covenants and also restrict the Company's ability to declare and pay dividends and redeem or repurchase any of its common stock. The Company was in compliance with all covenants at December 31, 2000.

     EXCHANGE OFFER

     Between May 25 and August 11, 1999, the Company conducted an exchange offering ("Exchange Offering") involving holders of the Company's Subordinated Unsecured Promissory Notes due 2000 ("Notes") and related warrants ("Note Warrants"). The Exchange Offering gave each holder who was an accredited investor the opportunity to (i) exercise such holder's Note Warrant in full by applying a portion of the principal amount of the Note toward ("Exercise Adjustment") and/or paying in cash the exercise price and
     (ii) exchange the holder's Note for shares of the Company's Series A 7.0% Convertible Redeemable Preferred Stock (Note 10) at an exchange rate of one share of Series A 7.0% Convertible Redeemable Preferred Stock for each $1.75 principal amount of a Note following any Exercise Adjustment. In addition, each participating holder was issued one common stock purchase warrant ("Exchange Warrant") to purchase 7,500 shares of the Company's Common Stock at $1.875 per share, subject to adjustment, for each $25,000 in principal amount of a holder's Note prior to any Exercise Adjustment. The Exchange Warrants will expire on April 15, 2002. The Company has ascribed an estimated fair value to these warrants aggregating $19,522, which has been expensed in connection with the exchange offer. As a result of the Exchange Offering, an aggregate of $314,550 of Notes, 125,820 Note Warrants and $35,820 in cash were exchanged for 128,313 shares of Series A 7.0% Convertible Redeemable Preferred Stock, 125,820 shares of Common Stock and 94,365 Exchange Warrants (see Note 10).

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


10.  SHAREHOLDERS' EQUITY

     NEW PREFERRED STOCK

     During 2000, the Company had authorized 5,000,000 shares of preferred stock, no par value, of which 400 shares were designated as Series A Convertible Preferred Stock ("2000 Series A Preferred Stock"), and the remaining 4,999,600 shares were undesignated.

     The 2000 Series A Preferred Stock has a liquidation preference of $10,000 per share, and each share is initially convertible into one share of common stock, subject to certain adjustments, and is automatically convertible on the occurrence of certain events. The holders of the 2000 Series A Preferred stock are not entitled to receive dividends.

     If a major transaction or triggering event occurs, then the holders of at least two-thirds of the 2000 Series A Preferred Stock then outstanding have the right to require the Company to redeem their shares of 2000 Series A Preferred Stock for cash. In the case of a required redemption following a major transaction, the redemption price is the greater of $10,000 and the price calculated by applying the redemption rate, as defined, as of the date of the public announcement of the major transaction. Any amount paid over $10,000 per share will be treated as a preferred dividend. Due to the shareholders' right to receive cash upon certain events, the Company has classified the 2000 Series A Preferred Stock as mezzanine equity.

     PRIOR PREFERRED STOCK

     During 1999, the Company had authorized 5,000,000 shares of preferred stock, no par value, of which 756,884 shares were designated as Series A 7% Convertible Redeemable Preferred Stock ("1999 Series A Preferred Stock"), 128,571 shares were designated as Series B Convertible Preferred Stock ("1999 Series B Preferred Stock"), and 400,000 shares were designated as Series C 7% Convertible Preferred Stock ("1999 Series C Preferred Stock").

     During the year ended December 30, 2000, all shares of the 1999 Series A Preferred Stock, 1999 Series B Preferred Stock and 1999 Series C Preferred Stock were converted to common stock pursuant to various formula provisions set forth in the certificate of determination of rights, preferences, privileges and restrictions of each respective class of preferred stock, which provisions were all based on the public trading price of the Company's common stock. The provisions relating to the 1999 Series A Preferred Stock were met in January 2000 and those relating to the 1999 Series C Preferred Stock were met in March 2000. The conversion of the
     1999 Series B Preferred Stock commenced in February 2000 and was adjusted in October 2000. As a result of the conversion of preferred stock, the Company issued an aggregate of 1,579,021 shares of common stock.

     The 1999 Series A Preferred Stock had a liquidation preference of $1.75 per share and each share was initially convertible into one share of common stock, subject to certain adjustments, and was automatically convertible on the occurrence of certain events. The holders of the 1999 Series A Preferred Stock were entitled to receive cumulative dividends at a rate of $0.1225 per share per year, payable quarterly, which dividends were subject to certain increases. The Company could have redeemed all of the outstanding shares of 1999 Series A Preferred Stock at a price of $2.00 per share plus all accrued and unpaid dividends at any time three years after issuance.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


10.  SHAREHOLDERS' EQUITY (CONTINUED)

     The 1999 Series B Preferred Stock had a liquidation preference of $7.00 per share, which was subordinated to the liquidation preference of the Company's 1999 Series A Preferred Stock and on a parity with the liquidation preference of the Company's 1999 Series C Preferred Stock. The holders of the 1999 Series B Preferred Stock were not entitled to any dividends. Each share of the 1999 Series B Preferred Stock was initially convertible into one share of common stock, subject to certain adjustments, and was automatically convertible on the occurrence of certain events.

     The 1999 Series C Preferred Stock had a liquidation preference of $1.50 per share, which was subordinated to the liquidation preference of the Company's 1999 Series A Preferred Stock and on a parity with the liquidation preference of the Company's 1999 Series B Preferred Stock. Each share of 1999 Series C Preferred Stock was initially convertible into one share of common stock, subject to certain adjustments, voluntarily beginning on June 1, 2002 or automatically upon the occurrence of certain events. The holders of the 1999 Series C Preferred Stock were entitled to receive cumulative dividends at a rate of $0.105 per share per year, payable quarterly.

     PRIVATE EQUITY OFFERING OF PREFERRED STOCK

     In October and November 2000, the Company sold an aggregate of 110 shares of 2000 Series A Preferred Stock at $10,000 per share for aggregate net proceeds of $939,000 in a private equity offering. In connection with this offering, the Company issued five-year warrants to purchase 265,000 shares of common stock at an exercise price of $3.00 per share to the placement agent. The Company has ascribed an estimated fair value to the warrants issued in connection with this offering in the aggregate amount of $231,656.

     The conversion feature of the 2000 Series A Preferred Stock provides for a rate of conversion that is below market value. The investors have the right to convert the 2000 Series A Preferred Stock into common stock at the lower of (a) the fixed conversion price of $2.775, which represents 120% of the closing bid price of the Company's common stock on October 31, 2000 and (b) the floating conversion price, which is the amount obtained by multiplying the conversion percentage, which is initially 80%, by the average of the lowest three closing bid prices of the Company's common stock for the 20 days immediately prior to the date of conversion. On November 3, 2005, any shares of 2000 Series A Preferred Stock that remain outstanding will automatically convert into shares of common stock. In addition, if prior to that date the closing bid price of the Company's common stock is at least $5.00 per share for 60 consecutive trading days, then all outstanding shares of the 2000 Series A Preferred Stock will automatically convert into shares of common stock.

     The conversion feature is normally characterized as a "beneficial conversion feature." Pursuant to Emerging Issues Task Force No. 98-5 ("EITF 98-5"), the Company has determined the value of the beneficial conversion feature of the 2000 Series A Preferred Stock to be $835,000. The beneficial conversion feature is accreted from the date of issuance to the stated redemption date of November 3, 2005. Therefore, $27,833 has been accreted to retained earnings during 2000 which has increased the net loss applicable to common shareholders in the calculation of basic and diluted loss per share.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

10.  SHAREHOLDERS' EQUITY (CONTINUED)

     DIVIDENDS ON PREFERRED STOCK

     During the years ended December 31, 2000 and 1999, the Company incurred and paid dividends aggregating $12,095 and $84,838, respectively, due on shares of the 1999 Series A Preferred Stock and 1999 Series C Preferred Stock.

     EQUITY DRAW DOWN FACILITY

     In June 2000, the Company and an investor entered into an equity draw down facility pursuant to which the investor committed to purchase up to $50,000,000 of the Company's common stock over an 18-month period. The Company must register the shares for resale prior to their issuance to the investor. To date, the Company has not registered the shares, therefore, the facility is not accessible. The Company periodically may request a draw of an amount between $250,000 and $3,000,000 of the commitment. On a weekly basis during the 22-day trading period designated in the draw down request, the amount of money that the investor will provide to the Company and the number of shares the Company will issue to the investor in return for that money will be settled based on the formula contained in the stock purchase agreement that established the equity draw down facility. The investor will receive a 10% discount to the market price for the 22-day period, which discount may be increased under certain circumstances, and the Company will receive the settled amount of the draw down less a $1,500 escrow fee and a 6% placement fee payable to a placement agent that introduced the Company to the investor.

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

     The Company ascribed an estimated value of the warrants issued in connection with this equity line and outstanding as of December 31, 2000 in the aggregate amount of $1,085,037. The Company also issued 100,000 shares of common stock to a finder in connection with this line, which was valued at $406,200. Such amounts are included in equity line costs in the accompanying consolidated balance sheet as a component of shareholders' equity.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


10.  SHAREHOLDERS' EQUITY (CONTINUED)

     PRIVATE EQUITY OFFERINGS OF COMMON STOCK

     In April 2000, the Company completed a private equity offering for the sale of 40,000 shares of common stock at $5.00 per share realizing $196,425 after costs of $3,575.

     From May to July 2000, the Company issued 616,912 shares of common stock for $3.25 per share. The Company issued warrants to purchase up to an aggregate of 81,200 shares of common stock to a finder in connection with this offering. Such warrants are exercisable at prices ranging from $3.812 to $4.18. The Company has ascribed an estimated fair value to the warrants issued in connection with this offering in the aggregate amount of $143,291. After costs of $147,091, the Company realized net cash proceeds of $1,745,660 from this offering as well as the satisfaction of debt in the amount of $112,213.

     In October 2000, the Company completed a private equity offering of an aggregate of 287,572 shares of common stock at $1.75 per share realizing $444,496 after costs of $58,755. In connection with the offering, the Company issued two-year warrants to purchase 71,893 shares of common stock at an exercise price of $3.25 per share. The Company has ascribed an estimated fair value to the warrants issued in connection with this offering in the aggregate amount of $17,659.

     In April 1999, the Company sold an aggregate of 628,571 shares of 1999 Series A Preferred Stock at $1.75 per share and five-year warrants ("Taglich warrants") to purchase up to 628,571 shares of common stock at an exercise price of $1.875 per share, subject to certain adjustments, in a private equity offering. The cash proceeds of this offering, net of commissions and offering costs, were $817,231. In connection with the offering, the Company also issued five-year warrants to purchase up to 62,857 shares of common stock at an exercise price of $2.10 per share to the placement agent. The Company has ascribed an estimated fair value to the warrants issued in connection with this offering in the aggregate amount of $265,805 and accordingly has discounted the Series A Preferred Stock balance as of the date of issuance.

     The Taglich warrants provide for an adjustment to the initial exercise price upon the occurrence of certain events. In October and November 2000, the Company issued 2000 Series A Preferred Stock which is convertible into shares of common stock at a price lower than the Taglich warrant's initial exercise price of $1.875. As a result of this triggering event, the warrants' conversion price was adjusted based on the 2000 Series A Preferred Stock conversion price. The number of Taglich warrants outstanding increased from 601,242 to 835,471 with a new exercise price of $1.35. The adjustment to the exercise price is calculated by multiplying the exercise price in effect prior to the adjustment by the number of shares of common stock purchasable immediately prior to such adjustment and then dividing the product by the exercise price resulting from such adjustment. The Company determined the incremental fair value attributable to the repriced warrants to be $206,065.

     In January 2001, the Company issued Convertible Subordinated Promissory Notes which are convertible into shares of common stock at a price lower than the warrants' previously adjusted exercise price. As a result of this triggering event, the warrants' conversion price was adjusted based on the Convertible Subordinated Promissory Note conversion price. The number of Taglich warrants outstanding will increase to 1,682,580 with a new exercise price of $0.67. The Company determined the incremental fair value attributable to the repriced warrants to be $598,391.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


10.  SHAREHOLDERS' EQUITY (CONTINUED)

     STOCK OPTIONS AND WARRANTS

     Effective January 26, 2000, the Company's Board of Directors adopted the 2000 Stock Option Plan (the "2000 Plan"). The 2000 Plan is administered by a committee appointed by the Board of Directors which determines the receipts and terms of the options granted. The 2000 Plan provides that options granted may be either incentive stock options or non-qualified options. Options may be granted to eligible employees, directors and consultants to purchase shares of the Company's common stock at a price generally not less than 100% of the fair market value of the common stock on the date of grant for incentive stock options (or 110% of the fair market value in the case of an optionee who holds more than 10% of the voting power of the Company on the date of grant) and not less than 85% of the fair market value for non-qualified stock options. The Plan provides for the granting of options for up to 427,000 shares of the Company's common stock. Subject to termination of employment, options may expire up to ten years from the date of grant.

     In August 1998, the Company's Board of Directors adopted the 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan is administered by a committee appointed by the Board of Directors (the "Committee") which determines the recipients and the terms of the options granted. The Plan provides that options granted may be either incentive stock options or non-qualified options. Options may be granted to eligible employees, directors and consultants to purchase shares of the Company's common stock at a price generally not less than 100% of the fair market value of the common stock on the date of grant for incentive stock options (or 110% of the fair market value in the case of an optionee who holds more than 10% of the voting power of the Company on the date of grant) and not less than 85% of the fair market value for non-qualified stock options. The Plan provides for the granting of options for up to 1,000,000 shares of the Company's common stock. Subject to termination of employment, options may expire up to ten years from the date of grant.

     The Company accounts for stock-based compensation for employees under the "intrinsic value" method. Under this method, no compensation expense is recorded for these plans and arrangements for current employees whose grants provide for exercise prices at or above the market price on the date of grant. Compensation expense for employees is recorded based on intrinsic value (excess of market price over exercise price on measurement date) which is accounted for as unearned compensation and is reflected as a separate component of shareholders' equity until earned. Unearned employee compensation is amortized to expense over the vesting period and the expense recognized amounted to $282,525 and $12,760 during 2000 and 1999, respectively.

     The Company accounts for stock-based compensation for non-employees using the fair value of the option award on the measurement date. Compensation for non-employee stock options are recorded in the period earned. The fair value of non-employee stock options and warrants granted in 2000 and 1999 totaled $2,536,681 and $289,279, respectively, of which $848,884 and $168,288 was earned and recorded during 2000 and 1999, respectively.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


10.  SHAREHOLDERS' EQUITY (CONTINUED)

     A summary of stock option activity is as follows:

                                                NUMBER OF        PRICE PER         AGGREGATE    WEIGHTED AVERAGE
                                                 SHARES            SHARE             PRICE       EXERCISE PRICE
        --------------------------------------------------------------------------------------------------------
          Balance, December 31, 1998              760,000     $  1.06 - 1.25      $    734,800       $    .97

          Options granted                       2,195,000        0.01 - 5.50         4,860,000           2.21
          Options exercised                      (160,000)       0.01 - 0.25           (25,600)           .16
          Options forfeited/cancelled            (364,000)       0.25 - 2.50          (627,400)          1.72
        --------------------------------------------------------------------------------------------------------

          Balance, December 31, 1999            2,431,000        0.71 - 5.50         4,941,800           2.03

          Options granted                       2,107,000        1.75 - 6.00         5,007,445           2.38
          Options exercised                      (758,840)       0.71 - 3.00        (1,170,376)          1.54
          Options forfeited/cancelled            (593,160)       1.25 - 5.50        (2,202,500)          3.71
        --------------------------------------------------------------------------------------------------------

          Balance, December 31, 2000            3,186,000     $  0.71 - 6.00      $  6,576,369       $   2.06
        ========================================================================================================

     The following table summarizes information with respect to stock options outstanding at December 31, 2000:

                                        OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                          ----------------------------------------------   ------------------------------------
                                              WEIGHTED
                             NUMBER           AVERAGE         WEIGHTED          NUMBER            WEIGHTED
           RANGE OF       OUTSTANDING AT      REMAINING       AVERAGE        EXERCISABLE AT       AVERAGE
           EXERCISE        DECEMBER 31,      CONTRACTUAL      EXERCISE        DECEMBER 31,        EXERCISE
            PRICES            2000           LIFE (YEARS)      PRICE             2000              PRICE
       -------------------------------------------------------------------------------------------------------
       $  1.05 to 1.90       2,222,000           5.46      $      1.54           1,324,333      $       1.59
          2.18 to 2.59         475,000           8.05             2.51             288,500              2.54
          3.00 to 3.81         389,000           7.05             3.45             238,650              3.22
          5.00                  50,000           9.00             5.00              50,000              5.00
          6.00                  50,000           1.50             6.00              50,000              6.00
       -------------------------------------------------------------------------------------------------------

       $  1.05 to 6.00       3,186,000           6.03      $      2.04           1,951,483      $       2.13
       =======================================================================================================

     If the Company had elected the fair value method of accounting for stock-based compensation, compensation cost would be accrued at the estimated fair value of all stock option grants over the service period, regardless of later changes in stock prices and price volatility. The fair value at date of grant for options granted during the year ended December 31, 2000 and 1999 has been estimated based on a modified Black-Scholes valuation model with the following assumptions: no dividend yield; expected volatility of 70% to 96% in 2000 and 41% to 54% in 1999, based on historical results; risk-free interest rates of 6.0% to 6.4% in 2000 and 5.7% in 1999; and average expected lives of 5 years in 2000 and 2.8 years in 1999.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


10.  SHAREHOLDERS' EQUITY (CONTINUED)

     The weighted average fair value of the options granted during the years was $2.20 per share in 2000 and $.40 per share in 1999.

     The following table sets forth the net loss and loss per share amounts for the periods presented as if the Company had elected the fair value method of accounting for stock options.

                                           YEAR ENDED       YEAR ENDED
                                          DECEMBER 31,     DECEMBER 31,
                                              2000             1999
                                        ---------------   --------------
     NET LOSS
              As reported               $  (10,829,507)   $  (1,111,177)
                                        ===============   ==============
              Pro forma                 $  (11,161,637)   $  (1,328,592)
                                        ===============   ==============

     BASIC AND DILUTED LOSS PER SHARE
              As reported               $        (0.74)   $       (0.12)
                                        ===============   ==============
              Pro forma                 $        (0.76)   $       (0.14)
                                        ===============   ==============

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

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


10.  SHAREHOLDERS' EQUITY (CONTINUED)

     A summary of the activity of common stock purchase warrants is as follows:

                                                                                      WARRANT PRICE
                                                           NUMBER OF      -------------------------------------
                                                            SHARES             PER SHARE            TOTAL
       Balance outstanding, December  31, 1998                581,620     $    .25 - 1.000      $      431,620
       Warrants issued                                      1,098,293         1.75 - 2.100           2,034,380
       Warrants exercised                                    (325,820)         .25 - 1.000            (175,820)
                                                       ---------------    -----------------     ---------------

       Balance outstanding, December  31, 1999              1,354,093         1.00 - 2.100           2,290,180
       Warrants issued                                      2,649,076         1.35 - 5.000           7,431,738
       Warrants exercised                                  (1,612,052)        1.00 - 1.875          (2,536,528)
                                                       ---------------    -----------------     ---------------

       Balance outstanding, December  31, 2000              2,391,117     $   1.35 - 5.000      $    7,185,390
                                                       ===============    =================     ===============

     Included in the warrants exercised during 1999 are 20,000 warrants which were surrendered in full settlement of the amount due upon exercise of 200,000 warrants. In connection with this transaction, the Company issued 180,000 shares of common stock.

     At December 31, 2000, the Company had reserved approximately 7,000,000 shares for issuance upon the exercise of outstanding stock options and warrants and conversion of convertible preferred stock.

     EMPLOYEE STOCK PURCHASE PLAN

     In July 1999, the Company's Board of Directors adopted the 1999 Employee Stock Purchase Plan, with shareholder approval. Eligible employees may authorize payroll deductions of up to 10% of their salary to purchase shares of the Company's common stock at 85% of the fair market value of common stock on the first or last day of the applicable purchase period. The Company had reserved 600,000 shares of common stock for issuance under this plan. No shares were issued during 2000 and 1999 under the Plan. Effective December 28, 2000, the Company terminated the Plan.

     RESTRICTIONS ON DIVIDENDS

     Pursuant to state law, the Company may be restricted from paying dividends to its holders of common stock as a result of its accumulated deficit as of December 31, 2000.

11.  INCOME TAXES

     The provision for income taxes for the years ended December 31, 2000 and 1999 is comprised of the minimum current state income tax. Differences between the statutory and effective tax rates are primarily due to valuation allowances recorded to offset deferred tax benefits associated with net operating losses.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


11.  INCOME TAXES (CONTINUED)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Components of the Company's deferred tax assets and liabilities are comprised primarily of the future tax benefit of the Company's net operating loss carryforward of approximately $5,116,000 at December 31, 2000. Such deferred tax asset is offset by a valuation allowance equal to the total net deferred tax asset balance.

     As of December 31, 2000, the Company has a federal net operating loss carryforward of approximately $12,000,000 which expires at various dates between 2007 and 2020 and a state net operating loss carryforward of approximately $5,000,000 which expires at various dates between 2001 and 2010.

     The utilization of the net operating loss carryforwards could be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of deferred tax assets is not more likely than not. Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of December 31, 2000.

12.  LOSS PER SHARE

     The following table illustrates the computation of basic and diluted loss per share:

                                                     YEAR ENDED      YEAR ENDED
                                                    DECEMBER 31,    DECEMBER 31,
                                                        2000            1999
                                                   -------------   -------------

     NUMERATOR:
     Net loss                                      $(10,829,507)   $ (1,111,177)
     Less: Preferred stock dividends                    (12,095)        (84,838)
           Preferred stock beneficial conversion
             feature (Note 10)                          (27,833)             --
                                                   -------------   -------------

     Loss applicable to common shareholders        $(10,869,435)   $ (1,196,015)
                                                   =============   =============

     DENOMINATOR:
     Weighted average number of common shares
        outstanding during the period              $ 14,774,265    $ 10,048,264
                                                   =============   =============

     Basic and diluted loss per share              $      (0.74)   $      (0.12)
                                                   =============   =============

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


12.  LOSS PER SHARE (CONTINUED)

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

     The Company previously leased its facilities from SMC, an entity owned and controlled by the current President and Chairman of the Board of the Company, through August 1999. The annual rental was $54,000 and was increased to $78,000 on August 1, 1998.

     The Company has acquired certain furniture, fixtures and equipment under capital leases which are payable in various scheduled monthly installments through August 2002.

     Future minimum lease payments are as follows:

                                                Operating    Capital
     YEARS ENDING DECEMBER 31,                    Leases      Leases
     ---------------------------------------   -----------  -----------

     2001                                      $  304,033   $   38,425
     2002                                         309,456       34,826
     2003                                         316,923        9,934
     2004                                         188,069        3,516
     2005                                              --        2,344
                                               -----------  -----------

     Total minimum lease payments              $1,118,481       89,045
                                               ===========

     Amount representing interest ranging
        from 6.9% to 11.5%                                      (9,121)
                                                            -----------

     Present value of future minimum capital
        lease obligations                                       79,924

     Current portion                                           (32,899)
                                                            -----------

                                                            $   47,025
                                                            ===========

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


13.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Total rent expense for the year ended December 31, 2000 and 1999 was approximately $375,600 and $196,900, respectively.

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

     Pursuant to the Strategic Agreement, the Company is obligated to pay certain royalties to Duquesne in connection with sales generated through Duquesne's effort. The Company incurred an obligation for royalties due under the agreement of approximately $23,000 and $42,000, in 2000 and 1999, respectively.

     MOTOROLA 202T MODEM AGREEMENT

     On June 1, 2000, the Company entered into a two-year Manufacturing License and Distribution Agreement with Motorola, Inc. through Motorola's Multiservice Networks division. The agreement establishes the terms and conditions under which Motorola gives the Company the non-exclusive right to manufacture and sell a Telenetics brand version of the Motorola Bell 202T modem. Pursuant to the agreement, the Company is obligated to pay certain royalties to Motorola in connection with the sale of such products. The Company commenced production and sales of a modified version of the Motorola Bell 202T modem during 2000, and incurred an obligation for royalties due under the agreement of approximately $37,000. Based on the successful performance of this agreement, the Company and Motorola entered into the "Motorola Sunrise Series Agreement."

     MOTOROLA SUNRISE SERIES AGREEMENT

     Effective as of October 25, 2000, the Company entered into a Manufacturing License and Distribution Agreement, or Motorola Agreement, with Motorola, Inc., through Motorola's Multiservice Networks Division. Under the terms of the Motorola Agreement, the Company obtained from Motorola a ten-year non-exclusive license to manufacture, market and further develop a series of Motorola commercial grade analog and digital data transmission and network access products. The Company has chosen to distribute these products under the name Sunrise Series through the worldwide network of certified resellers, system integrators, partners, original equipment manufacturers and other distribution channels, many of which are part of a worldwide distribution network developed by Motorola in connection with sales of its products, including the commercial-grade analog and digital transmission

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


13.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

     and network access products that were licensed to us through the Motorola Agreement. In exchange for the license relating to the Sunrise Series products, the Company has agreed, among other things, to make royalty payments to Motorola on sales of the licensed products during the two-year period that began on December 29, 2000. Pursuant to this agreement, the Company agreed to acquire certain inventories with an estimated value between $5,000,000 and $8,000,000, and certain property and equipment for $600,000. The Company began taking deliveries of these assets in January 2001. Based on this additional Motorola agreement, the Company entered in the "Comtel Agreement" to facilitate the manufacture of certain of the products covered by the Motorola Sunrise Series Agreement.

     COMTEL AGREEMENT

     On December 29, 2000, the Company entered into a Manufacturing Agreement (or "Comtel Agreement") with Comtel Electronics, Inc., a privately-held manufacturer based in Tustin, California. Under the Comtel Agreement, Comtel has agreed to act as a turnkey contract manufacturer of the majority of the Sunrise Series commercial data transmission and network access products that the Company licenses from Motorola. As part of this arrangement, Comtel has agreed to perform component purchasing, full product assembly, testing and preparation for shipment of both base products, which are of a generic type and are identical, and final products, which are specially configured or modified to fill a particular customer order or need. The Company will sell to Comtel equipment and components that Telenetics purchased from Motorola for the purpose of manufacturing the Sunrise Series products. In addition, Telenetics is loaning to Comtel testing equipment needed in the manufacturing process. The Comtel Agreement provides that during each month beginning the third calendar month after commencement of manufacture of products by Comtel and continuing through the expiration or earlier termination of the Comtel Agreement, Telenetics will purchase from Comtel a minimum of $1,000,000 per month of Sunrise Series and other products manufactured by Comtel for Telenetics. The Comtel Agreement has an initial term of three years, expiring December 29, 2003, with automatic one-year renewals unless either party provides written notice of termination to the other party at least 180 days prior to the expiration of the then current term.

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

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


13.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

     On November 6, 2000, the Company entered into a Settlement Agreement and Mutual Release with Harvey Bibicoff, Bibicoff & Associates, Inc., David Landau, Linda Berglas, Peter Nitz, Sandra Nitz and Paul Springer. Under the agreement, the Company agreed to pay $300,000 in cash and issued an aggregate of 200,000 shares of common stock, with a fair market value of $350,000, and three-year warrants to purchase an aggregate of 150,000 shares of common stock at $1.92, which were valued at $82,616.

     On July 27, 2000, James R. Mills initiated an action in the United States District Court for the Northern District of Georgia (Atlanta) (Case No. 1:00-CV-1905-JEC) against Edward Didion, William Saunders, Terry Parker, eflex, Residential Utility Meter Services Inc., or RUMS, and Telenetics. eflex has been a subsidiary of Telenetics since January 2000. Messrs. Didion, Saunders and Parker are the former stockholders of eflex. Mr. Didion is a consultant to Telenetics, Mr. Saunders is a former advisor to the Company's board of directors, and Mr. Parker is a former director, President and Chief Executive Officer of Telenetics. Following a change in venue and a dismissal of some of Mr. Mills' claims, Mr. Mills filed a second amended complaint in the United States District Court for the Middle District of Florida (Tampa) (Case No. 8:00-CV-2283-T-27B) on March 7, 2001. The complaint relates to ownership rights and other actions taken regarding technology the Company acquired in the acquisition of eflex. The complaint includes allegations against RUMS for breach of contract and breach of fiduciary duty, allegations against Messrs. Saunders and Parker for tortious interference with property rights and contract, and allegations against Telenetics and eflex for breach of contract and successor liability. Based upon an agreement among eflex, RUMS and Messrs. Saunders, Parker and Didion, Messrs. Saunders and Parker have some rights to indemnification by RUMS and Mr. Didion in connection with some of the allegations. Based upon the stock purchase agreement among Telenetics, eflex and Messrs. Saunders, Parker and Didion and John D. McLean, the Company's Chief Operating Officer, Telenetics has some rights to indemnification by Messrs. Saunders, Parker, Didion and McLean. The Company intends to vigorously defend this action. At this point, the Company cannot determine what impact, if any, the ultimate resolution of this matter would have on the consolidated financial position or results of operations.

     On June 27, 2000, Racon, Inc., a Washington corporation, and Daniel A. Blattman initiated an action in the King County Superior Court in the State of Washington (Case No. 00-2-17912-OSEA) against the Company alleging, among other things, breach of contract and default on a promissory note arising out of the Asset Purchase Agreement dated April 21, 2000 between the Company and Racon. The complaint seeks damages according to proof at trial in an amount not less than $50,000 with respect to Racon, and not less than $325,000 with respect to Mr. Blattman, plus an award of prejudgment and/or default interest and attorneys' fees. The Company recorded the liability for the $375,000 due under the Asset Purchase Agreement, but defended this action based on Racon's failure to deliver all of the assets acquired thereunder. The matter was settled in January 2001, by Racon delivering the remaining assets and the Company affirming its obligations under the contract.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


13.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

     On September 28, 2000, Coleman & Co. Securities, Inc., a corporation, initiated an action before the American Arbitration Association (Case No. 13 113 00904 0) against the Company alleging, among other things, breach of contract for failure to issue shares of the Company's common stock in partial payment of a retainer, and the loss of profits that could have been realized on those shares during the year ended December 31, 2000. The contract at issue was for Coleman & Co. Securities, Inc. to be the exclusive investment advisor, private placement agent and investment banker for the Company, and obligated the Company to pay the retainer whether or not Coleman & Co. Securities, Inc. provided any actual services for the Company. The matter was settled by issuing the 50,000 shares of common stock at issue with a fair market value of $31,250, and executing a confession of judgment in the amount of $250,000, the liability for which has been fully recorded by the Company. The parties have agreed that the confession of judgment can be satisfied by the issuance of 200,000 shares of the Company's common stock provided that those shares are included in a Form S-3 Registration Statement declared effective by the Securities and Exchange Commission no later than June 15, 2001. If the Registration Statement is declared effective by June 15, 2001 and the closing bid price for the Company's common stock is less than $1.00 on that date, there is a cash price adjustment provision for the difference.

     On January 28, 2000 Aeris Communications, Inc., a California corporation, initiated an action in the United States District Court for the Northern District of California (Case No. C00-00328) against the Company alleging, among other things, patent infringement of two U.S. patents held by Aeris Communications. The alleged patent infringement relates to certain technology the Company acquired in connection with the acquisition of eflex Wireless, Inc. (Note 3). The court dismissed this action on June 28, 2000. However, on October 10, 2000 Aeris Communications filed a second action based on the same allegations (Case No. C00-3727). The Company intends to vigorously defend this second action.

     On August 18, 1999, Drake & Drummond, a Nevada corporation owned and controlled by David Markowski with the involvement of his brother Michael Markowski, initiated an action in the Orange County Superior Court, Central (Case No. 813430) against the Company alleging, among other things, breach of contract, common count and declaratory relief arising out of a 1995 consulting agreement entered into between Drake & Drummond and the Company. The Company filed an answer to the complaint and a cross-complaint alleging, among other things, breach of contract based on total lack of performance and rescission based upon fraud. On May 18, 2000, Global Financial Group, Inc., a Nevada corporation controlled by Michael Markowski with the involvement of his brother David Markowski, initiated an action in the United States District Court, Southern District of New York (Case No. 00 CIV 3767) against the Company alleging, among other things, breach of contract, common count and declaratory arising out of a consulting agreement entered into between Global America, Inc. and the Company in connection with a 1987 public offering. The Company had in 1999, settled and satisfied a default judgment obtained by Texas Capital Securities, Inc. and Harbor Financial, Inc., corporate entities related in an undefined manner to Michael Markowski and his counsel, which had been obtained in the United States District Court, Southern District of Texas (Houston Division) (Case No. H-99-1733). Accordingly, as of June 30, 2000 the Company entered into settlement agreement and mutual release that encompassed Michael and David Markowski, Drake & Drummond, Global Financial Group, Inc., and any other entity owned or controlled by the Markowski's.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


13.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Pursuant to the settlement, Michael and David Markowski agreed to indemnify the Company against any claim, loss or expense arising from, or in any way connected to, them and the Company agreed to issue an aggregate of 50,000 shares of common stock, with a fair market value of $201,550, and five-year warrants to purchase an aggregate of 200,000 shares of common stock at $5.00, which were valued at $298,743.

     EMPLOYEE BENEFIT PLAN

     On January 3, 2001, the Company adopted an elective retirement 401(k) plan for eligible employees. All employees who meet certain service requirements are eligible to participate. Matching contributions are at the discretion of the Company. There was no matching contribution to the plan in fiscal 2000.

14.  MAJOR CUSTOMER AND SUPPLIER INFORMATION

     The Company had sales to one customer which accounted for approximately 10% of net sales for the year ended December 31, 2000. In addition, two suppliers each accounted for approximately 11% of purchases for the year ended December 31, 2000.

     The Company had sales to one customer which accounted for approximately 51% of net sales for the year ended December 31, 1999. In addition, one supplier accounted for approximately 36% of purchases for the year ended December 31, 1999.

15.  SUBSEQUENT EVENTS

     CONVERTIBLE SUBORDINATED PROMISSORY NOTES

     In January 2001, the Company issued $2,115,000 of Convertible Subordinated Promissory Notes to Dolphin Offshore Partners, L.P. ("Dolphin") in a private offering due 2003. The notes bear interest at 7% per annum and such interest is payable on a semiannual basis. In the event that the Company does not make the semiannual interest payment within fifteen days after the applicable interest payment date, the interest for such period will be increased to 15%. All unpaid principal and interest is due January 2, 2003. If a registration statement is not filed with the SEC by March 31, 2001, the Company shall pay in cash to the noteholders an amount equal to 3% of the face value of the outstanding notes for each thirty day period beyond March 31, 2001 until the registration statement covering such securities is filed with the SEC. If the registration statement is not declared effective by May 31, 2001, the Company shall pay in cash to the noteholders an amount equal to 2% of the face value of the outstanding notes for each thirty day period, or any part thereof, beyond May 31, 2001 until the registration statement covering such securities is declared effective. Notwithstanding the foregoing, the Company shall not pay more than 36% in the aggregate.

     At the election of the holder, the notes maybe converted into shares of the Company's common stock at a conversion price of $0.67 per share, which was at a discount to market value on the date of grant. The Company has determined that the beneficial conversion feature of the 7% Convertible Subordinated Promissory Notes will be approximately $943,000. The Company has the right to convert the outstanding notes into shares of common stock at the conversion price at any time after August 2, 2001.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


15.  SUBSEQUENT EVENTS (CONTINUED)

     In connection with the private offering, the Company issued a note in the principal amount of $325,000 to Dolphin. The note bears interest at a rate of 12% per year. Principal and interest is due April 22, 2001 or upon any earlier demand by Dolphin.

     INGRAM MICRO AGREEMENT

     In March 2001, the Company entered into a stocking/distribution agreement with Ingram Micro Inc. Ingram Micro Inc., a leading wholesale provider of technology products and services, previously served as a stocking distributor for Motorola in connection with the products the Company has begun marketing under the Sunrise Series name. The agreement provides Ingram and its affiliates with the non-exclusive worldwide right to purchase, sell and ship to any reseller all computer products produced and/or offered by the Company during the term of the agreement. The agreement has an initial term of one year and will automatically renew for successive one-year terms unless earlier terminated by either party upon 30 days' prior written notice or immediately upon written notice in other limited circumstances. Although the agreement does not require Ingram to purchase any minimum amount or quantity of the Company's products, Ingram has agreed under the agreement to list the Company's products in Ingram's catalog, promote the products in a commercially reasonable manner, assist in product training and support and provide reasonable general product technical assistance to customers who purchase the products.

                                INDEX TO EXHIBITS

      Exhibit No.           Description
      -----------           -----------

         10.9 Secured Promissory Note dated December 30, 1997 from the Registrant in favor of Shala Shashani for $250,000

         10.29 Amendment to Section 5 of the 2000 Stock Option Plan of the Registrant

         10.30 Employment Offer Letter dated as of April 19, 1999 between David L. Stone and the Registrant

         23.1     Consent of Independent Certified Public Accountants