Form 10QSB
period 2001-03-31
TELENETICS CORP
filed 2001-05-21
CIK 810018

================================================================================
                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended MARCH 31, 2001

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______ to _______

                         Commission File Number: 0-16580

                             TELENETICS CORPORATION
                 (Name of small business issuer in its charter)

            CALIFORNIA                                            33-0061894
   (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

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

         As of May 15, 2001, there were 16,982,601 shares of Telenetics Corporation common stock outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             TELENETICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001
                                   (UNAUDITED)

                                     ASSETS
Current assets:
   Cash                                                            $      4,620
   Accounts receivable                                                2,602,788
   Receivables from related parties                                     247,912
   Inventories                                                        6,213,686
   Prepaid expenses and other current assets                            143,984
                                                                   -------------
   Total current assets                                               9,212,990

   Property, plant and equipment, net                                 1,222,720
   Goodwill, net                                                         44,308
   Investments in technology and other intangible assets, net         3,041,266
   Debt offering costs, net                                           1,050,742
   Other assets                                                          81,327
                                                                   -------------
                                                                   $ 14,653,353
                                                                   =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Bank overdraft                                                  $     79,832
   Revolving line of credit                                             637,013
   Subordinated promissory notes (partially in default)               1,054,757
   Convertible subordinated
     debentures (principal amount $2,190,000)                         1,309,248
   Other notes payable, net (in default)                                650,000
   Current portion of obligations under capital leases                   32,899
   Accounts payable                                                   7,493,563
   Accrued expenses                                                   1,218,168
   Advance payments from customers                                      352,775
                                                                   -------------
   Total current liabilities                                         12,828,255

Related party debt                                                      665,000
Obligations under capital leases, less current portion                   30,902
                                                                   -------------
Total liabilities                                                    13,524,157
                                                                   -------------
Series A Convertible Preferred Stock; issued and outstanding
   110 shares (aggregate liquidation of preference of $1,000,000)       939,000
                                                                   -------------
Shareholders' equity:
   Preferred stock, no par value. Authorized 5,000,000 shares;
      110 shares issued and outstanding
   Common stock, no par value. Authorized 50,000,000 shares;
      issued and outstanding 16,982,601 shares                       28,360,479
   Subscriptions receivable                                            (111,250)
   Unearned compensation                                               (494,605)
   Accumulated deficit                                              (27,564,428)
                                                                   -------------

Total shareholders' equity                                              190,196
                                                                   -------------

                                                                   $ 14,653,353
                                                                   =============

     See accompanying notes to condensed consolidated financial statements.

                             TELENETICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months Ended March 31,
                                                      2001             2000
                                                  -------------    -------------

Net sales                                         $  1,938,749     $  2,928,014
Cost of sales                                        1,531,448        1,939,797
                                                  -------------    -------------

Gross profit                                           407,301          988,217
Operating expenses:
   Selling, general and administrative               1,982,100        1,524,929
   Engineering and product development                 527,004          559,842
                                                  -------------    -------------

Loss from operations                                (2,101,803)      (1,096,554)
Interest expense                                      (411,960)        (104,729)
Debt termination costs                                 (50,580)          (7,771)
                                                  -------------    -------------

Loss before income taxes                            (2,564,343)      (1,209,054)

Income taxes                                               800              800
                                                  -------------    -------------

Net loss                                          $ (2,565,143)    $ (1,209,854)
                                                  =============    =============

Loss per share:
   Basic                                          $       (.16)    $       (.10)
                                                  =============    =============
   Diluted                                        $       (.16)    $       (.10)
                                                  =============    =============

Common shares used in computing loss per share:
   Basic                                            16,604,209       12,767,215
                                                  =============    =============
   Diluted                                          16,604,209       12,767,215
                                                  =============    =============

     See accompanying notes to condensed consolidated financial statements.


                                            TELENETICS CORPORATION
                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                       THREE MONTHS ENDED MARCH 31, 2001

                                                    Preferred Stock             Common Stock
                                                -----------------------  -------------------------
                                                  Shares       Amount      Shares        Amount
                                                  ------       ------      ------        ------
Balances at December 31, 2000
  (as previously reported)                              --  $       --   16,434,611   $26,418,038
Revaluation of warrants                                                                  (527,206)
Expense equity line costs
                                                ----------- -----------  -----------  ------------
Balances at December 31, 2000
  (as restated)                                         --  $       --   16,434,611   $25,890,832
Stock issued in satisfaction accounts payable                               147,990        94,343
Stock issued as deposit on technology
     acquisition                                                            200,000       168,800
Stock issued for litigation settlement                                      200,000       156,200
Offering costs                                                                            (32,835)
Compensation for non-employee  stock options
     and warrant                                                                          141,939
Amortization of unearned compensation
Adjust valuation on employee options issued
     as compensation                                                                       (3,472)
Warrants repriced in connection with debt
     transactions                                                                         719,279
Beneficial conversion feature of convertible
     debt                                                                               1,003,307
Warrants issued in connection with debt
     transactions                                                                         180,355
Beneficial conversion feature of convertible
     preferred stock                                                                       41,731
Net loss
                                                ----------- -----------  -----------  ------------
Balances at March 31, 2001                              --  $        -   16,982,601   $28,360,479
                                                =========== ===========  ===========  ============

                                                       Equity      Subscriptions      Unearned        Accumulated
                                                     Line Costs      Receivable      Compensation        Deficit            Total
                                                     ----------    --------------    ------------    ----------------       -----
Balances at December 31, 2000
  (as previously reported)                        $ (1,602,607)      $(111,250)      $(568,275)     $ (23,882,153)      $   253,753
Revaluation of warrants                                527,206                                                                   --
Expense equity line costs                            1,075,401                                         (1,075,401)               --
                                                  -------------      ----------      ----------     --------------      ------------
Balances at December 31, 2000
  (as restated)                                   $        --        $(111,250)      $(568,275)     $ (24,957,554)         $253,753
Stock issued in satisfaction accounts payable                                                                                94,343
Stock issued as deposit on technology
     acquisition                                                                                                            168,800
Stock issued for litigation settlement                                                                                      156,200
Offering costs                                                                                                              (32,835)
Compensation for non-employee  stock options
     and warrant                                                                                                            141,939
Amortization of unearned compensation                                                   70,198                               70,198
Adjust valuation on employee options issued
     as compensation                                                                     3,472                                   --
Warrants repriced in connection with debt
     transactions                                                                                                           719,279

Beneficial conversion feature of convertible
     debt                                                                                                                 1,003,307
Warrants issued in connection with debt
     transactions                                                                                                           180,355
Beneficial conversion feature of convertible
     preferred stock                                                                                      (41,731)               --
Net loss                                                                                               (2,565,143)       (2,565,143)
                                                  -------------      ----------      ----------     --------------      ------------
Balances at March 31, 2001                        $         --       $(111,250)      $(494,605)     $ (27,564,428)      $   190,196
                                                  =============      ==========      ==========     ==============      ===========

                    See accompanying notes to condensed consolidated financial statements.

                                                      4


                                       TELENETICS CORPORATION
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)
                                                                  Three Months Ended March 31,
                                                                      2001           2000
                                                                  ------------   ------------
Cash flows from operating activities:
   Net loss                                                       $(2,565,143)   $(1,209,854)
   Adjustments to reconcile net loss to net cash provided by
      (used in) operations:
      Depreciation and amortization                                   375,007        130,603
      Compensation for non-employee stock options                     141,939        176,725
      Amortization of unearned employee stock compensation             70,198         70,631
      Provision for doubtful accounts                                (113,525)         8,500
      Debt termination cost due to repricing of warrants               50,580             --
      Stock issued for litigation settlements                         156,200             --
   Changes in operating assets and liabilities, net of business acquisition:
         Accounts receivable                                         (140,518)    (1,195,924)
         Inventories                                                 (241,035)       202,836
         Prepaid expenses and other current assets                    (62,930)       (55,973)
         Other assets                                                  (7,809)            --
         Accounts payable                                             373,645       (281,365)
         Accrued expenses                                            (367,863)      (109,668)
         Advance payments from customers                              304,762        (35,189)
                                                                  ------------   ------------
Net cash used in operating activities                              (2,026,492)    (2,298,678)
                                                                  ------------   ------------
Cash flows from investing activities:
   Purchases of property and equipment                                (12,969)      (124,048)
   Payments for certain Motorola products                          (1,785,624)            --
   Cash received from the Comtel agreement                          1,465,000             --
   Cash acquired in connection with business acquisition                   --         19,909
   Patent and trademark costs                                          (4,258)            --
   Amounts advanced to related parties                                (22,864)       (16,769)
                                                                  ------------   ------------
Net cash used in investing activities                                (360,715)      (120,908)
                                                                  ------------   ------------
Cash flows from financing activities:
   Bank overdraft                                                      60,482        (39,250)
   Net payments on revolving line of credit                           (63,222)      (398,696)
   Repayments of obligation under capital leases                      (16,123)        (8,697)
   Proceeds (repayments) of notes payable                             325,000       (322,890)
   Repayments of related party debt                                        --        (10,000)
   Proceeds of convertible promissory notes, net                    1,941,000        871,000
   Proceeds from exercise of warrants and options                          --      2,412,163
   Proceeds from subscription receivable                                   --             --
   Costs of private placement                                              --             --
   Dividends on preferred stock                                            --        (12,095)
                                                                  ------------   ------------
   Net cash provided by financing activities                        2,247,137      2,491,535
                                                                  ------------   ------------
   Net increase (decrease) in cash                                   (140,070)        71,949
   Cash, beginning of period                                          144,690            645
                                                                  ------------   ------------
   Cash, end of period                                            $     4,620    $    72,594
                                                                  ============   ============

               See accompanying notes to condensed consolidated financial statements.

                                                 5


                                       TELENETICS CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                             (UNAUDITED)

                                                                   Three Months Ended March 31,
                                                                        2001         2000
                                                                    -----------  -----------
Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest                                                         $   85,844   $   81,480
                                                                    ===========  ===========
   Income taxes                                                     $      800   $       --
                                                                    ===========  ===========

Supplemental disclosures of non-cash investing and financing activities:

   Issuance of common stock upon conversion of preferred stock:
      Class "A"                                                     $       --   $  775,976
      Class "B"                                                             --      249,106
      Class "C"                                                             --      550,000
                                                                    -----------  -----------
                                                                    $       --   $1,575,082
                                                                    ===========  ===========

Issuance of common stock upon conversion of debt                    $   94,343   $  147,983
                                                                    ===========  ===========

Issuance of common stock for services                               $       --   $  153,720
                                                                    ===========  ===========

Issuance of common stock upon exercise of warrants pursuant to
  subscription agreements                                           $       --   $   84,375
                                                                    ===========  ===========

Issuance of common stock for litigation settlements                 $  156,200   $       --
                                                                    ===========  ===========

Warrants issued in connection with issuance of subordinated
  promissory notes                                                  $       --   $   10,013
                                                                    ===========  ===========

Subordinated promissory note issued in exchange for related party
  note payable                                                      $       --   $   62,500
                                                                    ===========  ===========

Issuance of common stock in connection with acquisition             $  168,800   $2,070,000
                                                                    ===========  ===========

Acquisition of inventory and equipment in connection with
  Motorola Sunrise Series agreement in exchange for debt            $3,591,111   $       --
                                                                    ===========  ===========

Inventory transferred in connection with Comtel agreement
  in exchange for receivable                                        $  833,011   $       --
                                                                    ===========  ===========

               See accompanying notes to condensed consolidated financial statements.

                             TELENETICS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.          Basis of Presentation and Business
--          ----------------------------------

            The accompanying condensed consolidated financial statements have been prepared by Telenetics Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of March 31, 2001 and the results of operations and cash flows for the related interim periods ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 or any other period.

            The accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed on April 17, 2001 as part of the Company's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

2.          Liquidity
--          ---------

            The Company has suffered substantial recurring losses from operations and has a working capital deficiency. The Company must increase revenue and profitability and obtain additional equity and/or debt financing in order to continue to operate. The Company has taken certain actions in an effort to become profitable and improve cash flow from operations in the future. These actions include seeking new revenue opportunities and additional financing sources. Management continues to implement plans to increase revenues, reduce existing cost structures and improve operating efficiencies. There can be no assurance that management will be successful in the implementation of its plans.

3.          Adjustments to Prior Year Financial Statements
--          ----------------------------------------------

            Subsequent to the issuance of its annual consolidated financial statements for the year ended December 31, 2000, the Company determined that at that date it was not technically in compliance with certain provisions of its equity draw down facility. Accordingly, the Company determined that the offering costs associated with entering into the contract underlying this facility should be expensed because of uncertainty as to the Company's ability to utilize the equity line. The Company considers the amount associated with the offering costs to be material and therefore has restated its financial statements for the year ended December 31, 2000 to expense such offering costs. At that date, after the $527,206 net effect of repricing warrants issued in connection with the equity line and forfeitable at that date, these offering costs amounted to $1,075,401, which includes a remaining balance of $964,031 in the valuation of stock and warrants issued in connection with the equity line. The impact of this restatement is to increase net loss to $11,904,908, net loss applicable to common shareholders to $12,150,901, and a loss per share of $0.82, which per share computation also includes the $206,065 effect of repricing warrants in connection with the sales of preferred stock during that period which was previously omitted. There is no impact on shareholders' equity as a result of this restatement. The Company will file an amendment to its Form 10-KSB for the year ended December 31, 2000 as soon as possible.

4.          Inventories
--          -----------

            Inventories consist of the following:

                                                               March 31, 2001
                                                               --------------
            Raw materials                                       $  4,331,245
            Work-in-process                                        1,471,803
            Finished goods                                           410,638
                                                                -------------
                                                                $  6,213,686
                                                                =============

            Inventories at March 31, 2001 included approximately $3,263,000 in components acquired from Motorola pursuant to the Sunrise Series agreement.

5.          Commitments
--          -----------

            Motorola Sunrise Series Agreement

            Effective as of October 25, 2000, the Company entered into a Manufacturing License and Distribution Agreement, or Motorola Agreement, with Motorola, Inc., through Motorola's Multiservice Networks Division. Under the terms of the Motorola Agreement, the Company obtained from Motorola a ten-year non-exclusive license to manufacture, market and further develop a series of Motorola commercial grade analog and digital data transmission and network access products. The Company has chosen to distribute these products under the name Sunrise Series through the worldwide network of certified resellers, system integrators, partners, original equipment manufacturers and other distribution channels, many of which are part of a worldwide distribution network developed by Motorola in connection with sales of its products, including the commercial-grade analog and digital transmission and network access products that were licensed to us through the Motorola Agreement. In exchange for the license relating to the Sunrise Series products, the Company has agreed, among other things, to make royalty payments to Motorola on sales of the licensed products during the two-year period that began on December 29, 2000. Pursuant to this agreement, the Company acquired certain inventories with an approximate value of $5,000,000, and certain property and equipment with an approximate value of $543,000. The Company took delivery of these assets during the three months ended March 31, 2001. As of that date the Company had a remaining obligation under this agreement of approximately $3,591,000, which amount is included in accounts payable. Based on this Motorola agreement, the Company entered in the "Comtel Agreement" to facilitate the manufacture of certain of the products covered by the Motorola Sunrise Series Agreement.

            Comtel Agreement

            On December 29, 2000, the Company entered into a Manufacturing Agreement (or "Comtel Agreement") with Comtel Electronics, Inc., a privately-held manufacturer based in Tustin, California. Under the Comtel Agreement, Comtel has agreed to act as a turnkey contract manufacturer of the majority of the Sunrise Series commercial data transmission and network access products that the Company licenses from Motorola. As part of this arrangement, Comtel has agreed to perform component purchasing, full product assembly, testing and preparation for shipment of both base products, which are of a generic type and are identical, and final products, which are specially configured or modified to fill a particular customer order or need. The Company sold to Comtel $400,000 of the equipment that Telenetics purchased from Motorola for the purpose of manufacturing the Sunrise Series products. In addition, Telenetics is loaning to Comtel testing equipment needed in the manufacturing process. Through March 31, 2001 the Company has sold to Comtel $1,913,000 of the inventory and components that it purchased from Motorola. As of that date there remained $833,000 due to the Company pursuant to these sales, which amount is included in accounts receivable. The Comtel Agreement provides that during each month beginning the third calendar month after commencement of manufacture of products by Comtel and continuing through the expiration or earlier termination of the Comtel Agreement, Telenetics will purchase from Comtel a minimum of $1,000,000 per month of Sunrise Series and other products manufactured by Comtel for Telenetics. The Comtel Agreement has an initial term of three years, expiring December 29, 2003, with automatic one-year renewals unless either party provides written notice of termination to the other party at least 180 days prior to the expiration of the then current term.

6.          Litigation
--          ----------

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

            On June 27, 2000, Racon, Inc., a Washington corporation, and Daniel
A. Blattman initiated an action in the King County Superior Court in the State of Washington (Case No. 00-2-17912-OSEA) against the Company alleging, among other things, breach of contract and default on a promissory note arising out of the Asset Purchase Agreement dated April 21, 2000 between the Company and Racon. The complaint seeks damages according to proof at trial in an amount not less than $50,000 with respect to Racon, and not less than $325,000 with respect to Mr. Blattman, plus an award of prejudgment and/or default interest and attorneys' fees. The Company recorded the liability for the $375,000 due under the Asset Purchase Agreement, but defended this action based on Racon's failure to deliver all of the assets acquired thereunder. The matter was settled in January 2001, by Racon delivering the remaining assets and the Company affirming its obligations under the contract. As of March 31, 2001, $325,000 remained due under the settlement, which amount is in default.

            On September 28, 2000, Coleman & Co. Securities, Inc., a corporation, initiated an action before the American Arbitration Association (Case No. 13 113 00904 0) against the Company alleging, among other things, breach of contract for failure to issue shares of the Company's common stock in partial payment of a retainer, and the loss of profits that could have been realized on those shares during the year ended December 31, 2000. The contract at issue was for Coleman & Co. Securities, Inc. to be the exclusive investment advisor, private placement agent and investment banker for the Company, and obligated the Company to pay the retainer whether or not Coleman & Co. Securities, Inc. provided any actual services for the Company. The matter was settled by issuing the 50,000 shares of common stock at issue with a fair market value of $31,250, and executing a confession of judgment in the amount of $250,000, the liability for which has been fully recorded by the Company. The parties have agreed that the confession of judgment can be satisfied by the issuance of 200,000 shares of the Company's common stock provided that those shares are included in a Form S-3 Registration Statement declared effective by the Securities and Exchange Commission no later than June 15, 2001. If the Registration Statement is declared effective by June 15, 2001 and the closing bid price for the Company's common stock is less than $1.00 on that date, there is a cash price adjustment provision for the difference. The Registration Statement was declared effective on April 30, 2001, at which time the closing bid price was $0.52. As a result, the Company may have an additional future liability under this settlement which could amount to as much as $96,000.

            On January 28, 2000 Aeris Communications, Inc., a California corporation, initiated an action in the United States District Court for the Northern District of California (Case No. C00-00328) against the Company alleging, among other things, patent infringement of two U. S. patents held by Aeris Communications. The alleged patent infringement relates to certain technology the Company acquired in connection with the acquisition of eflex Wireless, Inc. (Note 3). The court dismissed this action on June 28, 2000. However, on October 10, 2000 Aeris Communications filed a second action based on the same allegations (Case No. C00-3727). The Company intends to vigorously defend this second action. At this point, we cannot determine what impact, if any, the ultimate resolution of this matter would have on our financial position or results of operations.

7.          Earnings (Loss) Per Common Share
--          --------------------------------

            Basic earnings (loss) per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the periods. Diluted earnings per share reflect per share amounts that would have resulted from the dilutive potential effect of common stock instruments. Basic and diluted loss per share are the same for both periods presented as the effects of all common stock equivalents are antidilutive. The net loss for the three months ended March 31, 2001 has been adjusted by $41,731 for dividends during such period imputed to the beneficial conversion feature of the Company's Class "A" preferred stock to arrive at the basic and diluted loss per share of common stock.

8.          Convertible Subordinated Debenture Offerings
--          --------------------------------------------

            7% Convertible Subordinated Debentures

            On January 2, 2001, the Company issued $2,115,000 of its 7% Convertible Subordinated Debentures ("7% Debentures") to Dolphin Offshore Partners, L.P., a limited partnership that beneficially owns more than 5% of the outstanding shares of the Company's common stock. The Company incurred out-of-pocket offering costs for commissions and professional fees in the amount of $255,835 in connection with this issuance. The 7% Debentures bear interest at a rate of 7% per annum, which interest is payable on a semiannual basis. In the event the Company does not make the semiannual interest payment within fifteen after the applicable interest payment date, the interest for such period will be increased to 15%. All unpaid principal and interest is due January 2, 2003. At the election of the holder, the 7% Debentures may be converted into shares of the Company's common stock at a conversion price of $0.67 per share, which is at a discount to the market price of the Company's common stock on the date of grant. In addition, on January 22, 2001, the Company issued a note in the principal amount of $325,000 to Dolphin, which bears interest at a rate of 12% per year. Principal and interest on that note is due upon demand.

            As of March 31, 2001 other promissory notes with an aggregate balance of $368,000 were in default, and additional notes with an aggregate balance of approximately $1.3 million are in default as of May 15, 2001. These additional defaults in turn cause the Company to be in default of the 7% convertible subordinated debentures if they are not cured by May 23, 2001. If the Company is unable to cure such defaults or obtain a waiver therefrom, the holder of the debentures could seek immediate payment. Accordingly, as a result of the uncertainty as to the resolution of this matter, the 7% convertible subordinated debentures have been classified as a current liability.

            The conversion feature of the 7% Debenture is characterized as a "beneficial conversion feature." Pursuant to Emerging Issues Task Force Issue No. 00-27, the Company has determined that the value of the beneficial conversion feature of the 7% Debentures is $943,858 and, accordingly, the Company has discounted the balance of the 7% Debentures as of the date of issuance. The beneficial conversion feature is amortized from the date of issuance to the stated redemption date of January 2, 2003, of which $117,982 has been amortized to interest expense during the three months ended March 31, 2001.

            After August 23, 2001, the Company has the right to force conversion of the outstanding 7% Debentures into shares of common stock at the conversion price if the average price of the Company's common stock for the 20 consecutive trading days immediately prior to the conversion is at least $2.00 per share. The 7% Debentures provide for an adjustment to the conversion price upon the occurrence of certain events.

            In connection with the 7% Debenture offering, the Company issued to the placement agent five-year warrants (the "Dolphin Warrants") to purchase up to 350,000 shares of the Company's common stock at an initial exercise price of $0.80 per share. The Company has ascribed an estimated fair value to these warrants in the aggregate amount of $172,262, based on the Black Scholes valuation and, accordingly, has capitalized this amount as deferred debt offering costs as of the date of issuance. Such deferred cost is recognized as additional interest expense over the life of the warrants. The warrants provide for an adjustment to the initial exercise price upon the occurrence of certain events, in which case the adjusted price will equal 120% of the lower trigger price.

            The issuance of the 7% Debentures triggered the repricing of warrants issued pursuant to the Company's offering of Series A Preferred Stock in 1999 (the "Taglich Warrants") and placement warrants issued in connection with that offering (the "Taglich Placement Warrants"). The Taglich Warrants and Taglich Placement Warrants had previously been adjusted to purchase an aggregate of 895,622 shares of the Company's common stock at an exercise price of $1.35 per share. As a result of the 7% Debenture conversion price of $0.67 per share, the number of shares of the Company's common stock issuable upon exercise of outstanding Taglich Warrants and Taglich Placement Warrants was increased to an aggregate of 1,804,612 shares, all at an exercise price of $0.67. The Company determined the incremental fair value of the repriced warrants attributable to the offering of the 7% Debentures to be $668,700, based on the Black Scholes valuation and, accordingly, has capitalized this amount as deferred debt offering costs as of the date of issuance of the 7% Debentures. Such deferred cost is recognized as additional interest expense over the life of the 7% Debentures, of which $83,587 has been amortized to interest expense during the three months ended March 31, 2001.

            6.5% Junior Convertible Subordinated Debentures

            On January 23, 2001, the Company issued $75,000 of its 6.5% Convertible Subordinated Debentures (the "6.5% Debentures") to Michael Taglich. The notes bear interest at 6.5% per annum, which interest is payable on a quarterly basis. The Company incurred out-of-pocket offering cost for commissions and professional fees in the amount of $7,500 in connection with this issuance. In the event the Company does not make the quarterly interest payment within fifteen days after the applicable interest payment date, the interest for such period will be increased to 15%. All unpaid principal and interest is due January 23. 2003. At the election of the holder, the 6.5% Debentures may be converted into shares of the Company's common stock at a conversion price of $0.68 per share, which is at a discount to the market price of the Company's common stock on the date of grant.

            As of March 31, 2001 other promissory notes with an aggregate balance of $368,000 were in default, and additional notes with an aggregate balance of approximately $1.3 million are in default as of May 15, 2001. These additional defaults in turn cause the Company to be in default of the 6.5% junior convertible subordinated debentures if they are not cured by May 23, 2001. If the Company is unable to cure such defaults or obtain a waiver therefrom, the holder of the debentures could seek immediate payment. Accordingly, as a result of the uncertainty as to the resolution of this matter, the 6.5% junior convertible subordinated debentures have been classified as a current liability.

            The Company has determined that the value of the beneficial conversion feature of the 6.5% Debentures is $59,448 and, accordingly, has discounted the balance of the 6.5% Debentures as of the date of issuance. The beneficial conversion feature is amortized from the date of issuance to the stated redemption date of January 23, 2003, of which $4,573 has been amortized to interest expense during the three months ended March 31, 2001.

            After August 23, 2001, the Company has the right to force conversion of the outstanding 6.5% Debentures into shares of the Company's common stock at a conversion price if the average price of the Company's common stock for the 20 consecutive trading days immediately prior to the conversion is at least $2.00 per share. The 6.5% Debentures provide for an adjustment to the conversion price upon the occurrence of certain events.

            In connection with the offering of the 6.5% Debentures, the company issued to the placement agent five-year warrants to purchase up to 11,209 shares of the Company common stock at an initial exercise price of $0.81 per share (the "Taglich II Warrants"). The Taglich II Warrants provide for an adjustment to the initial exercise price upon the occurrence of certain events, in which case the adjusted price will equal 120% of the lower trigger price. The Company has ascribed an estimated fair value to the Taglich II Warrants in the aggregate amount of $8,094, based on the Black Scholes valuation and, accordingly, has capitalized this amount as deferred debt offering costs as of the date of issuance. Such deferred cost is recognized as additional interest expense over the life of the 6.5% Debentures. The warrants provide for an adjustment to the initial exercise price upon the occurrence of certain events.

            Other Repricing of Taglich Warrants

            On March 14, 2001, the Company issued shares of its common stock as payment in full of accounts payable in lieu of cash, at a price lower than the previously adjusted exercise price of the Taglich Warrants. As a result of this triggering event, the conversion price of the Taglich Warrants was further adjusted based on the market price of the issued common stock. The number of shares of the Company's common stock which can be purchased under the Taglich Warrants was increased from 1,682,580 to 1,768,359, with a new exercise price of $0.6375. The Company determined the incremental fair value of repriced Taglich Warrants attributable to settlement to be $50,580 based on a Black Scholes valuation, which has been recognized as debt termination costs. Adjustment of the Taglich Warrants to purchase additional shares of the Company's common stock was waived.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

            Telenetics Corporation designs, produces and distributes wired and wireless data transmission and network access products and application-specific communications products for customers around the world. The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. This report and our consolidated financial statements and notes to consolidated financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

            o           the projected growth in the markets in which we compete;
            o our business strategy for expanding our presence in these markets;
            o anticipated trends in our financial condition and results of operations; and
            o our ability to distinguish ourselves from our current and future competitors.

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

RESULTS OF OPERATIONS

            The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                    Three Months Ended March 31,
                                                        2001           2000
                                                      --------      --------
Net sales .......................................       100.0%        100.0%
Cost of sales ...................................        79.0          66.2
                                                      --------      --------

Gross profit ....................................        21.0          33.8
Operating expenses:
   Selling, general and administrative ..........       102.2          52.1
   Engineering and product development ..........        27.2          19.1
                                                      --------      --------
Loss from operations ............................      (108.4)        (37.4)
Interest expense ................................       (21.3)         (3.6)
Debt termination costs ..........................        (2.6)         (0.3)
                                                      --------      --------

Net loss ........................................      (132.3)%       (41.3)%
                                                      ========      ========

               COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 AND
                       THREE MONTHS ENDED MARCH 31, 2000

            NET SALES. Net sales for the three months ended March 31, 2001 were $1.9 million as compared to $2.9 million for the three months ended March 31, 2000, a decrease of $1.0 million or approximately 33.8%. The decrease in net sales was primarily a result of decreased sales of our Omega(TM) wireless communications products to Duquesne Light Company through our subcontractor, Sargent Electric, and decreased sales generated by our traffic management division, partially offset by sales of our Sunrise Series(TM) data transmission and network access products.

            GROSS PROFIT. Gross profit decreased as a percentage of net sales by 12.8% to 21.0% for the three months ended March 31, 2001 as compared to 33.8% for the same period in 2000. This decrease was primarily the result of reduced sales from our Traffic Management Systems Division, which carries higher gross margins, and a significant increase in unabsorbed labor and manufacturing overhead at our primary factory due to reduced sales volume. The cost of sales decreased by $408,000 or approximately 21.1% to approximately $1.5 million during the three months ended March 31, 2001 from $1.9 million during the three months ended March 31, 2000. The decrease in cost of sales resulted primarily from the decrease in the volume of sales.

            SELLING GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by approximately $457,000, or approximately 30.0%, to $1.9 million during the three months ended March 31, 2001 from $1.5 million during the three months ended March 31, 2000, and increased as a percentage of net sales from approximately 52.1% during the three months ended March 31, 2000 to approximately 102.2% during the three months ended March 31, 2001. The increase in expenses resulted primarily from start-up costs of $272,000 associated with our new Sunrise Series(TM) product line. In December 2000, we obtained from Motorola, Inc. a license to manufacture, market and further develop a series of Motorola commercial grade analog and digital data transmission and network access products, which we distribute under the name Sunrise Series(TM). The increase was also due to increases in salary and outside Service expenses of $83,000 and $64,000 respectively primarily associated with staffing to support the Sunrise Series product line.

            ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expense decreased by $33,000 or approximately 5.9% to $527,000 during the three months ended March 31, 2001 from $560,000 during the three months ended March 31, 2000, and increased as a percentage of sales from approximately 19.1% during the three months ended March 31, 2000 to approximately 27.2% during the three months ended March 31, 2001. This decrease in engineering and product development expense was primarily attributable to engineering personnel spending significant time supporting the manufacturing start-up of the Sunrise series product line, which resulted in approximately $81,000 being charged to selling, general and administrative expenses. Engineering and product development expense during the three months ended March 31, 2001 includes $131,000 in amortization for deferred compensation arrangements in connection with the eflex acquisition.

            INTEREST EXPENSE. Interest expense during the three months ended March 31, 2001 increased by $307,000 or approximately 293.4%, to $412,000 or 21.3% of net sales from $105,000 or 3.6% of net sales during the same period for 2000. This increase in interest expense was primarily attributable to non-cash interest expense related to our 7% Convertible Subordinated Debentures, or 7% Debentures, issued in January 2001 and 8% Convertible Subordinated Unsecured Promissory Notes, or 8% Notes issued in September 2000. Amortization of the beneficial value ascribed to conversion rights of the 7% Debentures and 8% Notes was $118,000 and $53,000 respectively, and amortization of the offering costs on the 7% Debentures was $57,000.

            DEBT TERMINATION COSTS. Debt termination costs were $51,000 during the three months ended March 31, 2001, as compared to $8,000 during the three months ended March 31, 2000. Debt termination costs in the three months ended March 31, 2001 was primarily attributable to the valuation ascribed to repricing of certain outstanding warrants.

            NET LOSS. Net loss for the three months ended March 31, 2001 was approximately $2.6 million or approximately 132.3% of net sales as compared to net loss of $1.2 million or 41.3% of net sales for the three months ended March 31, 2000. The increase in net loss was primarily due to decreased gross margin and to the decrease in net sales.

LIQUIDITY AND CAPITAL RESOURCES

            During the three months ended March 31, 2001, we financed our operations and capital expenditures primarily through proceeds from private placements of debt. As of April 16, 2001, we had approximately $10.7 million in backlog orders for our products, which primarily related to our Sunrise Series(TM) and excluded an order for approximately $2.9 million relating to our McCarney Truck-Link project. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. The typical duration from receipt of a purchase order or other purchase commitment to shipment of the products ordered to the customer ranges from six to eight weeks depending upon the size of the order. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog. In fact, with regard to the McCarney Truck-Link project, our ability to complete this project is dependent upon McCarney providing us with a redesign of the printed circuit board that is part of the product that we are providing to McCarney under a purchase order. As of April 16, 2001, we had not received the anticipated redesign and there can be no assurance that we will receive the redesign. If we do not receive the redesign, we may be unable to fulfill the order relating to the McCarney Truck-Link project.

            As of March 31, 2001, we had a working capital deficiency of approximately $3.6 million and an accumulated deficit of approximately $27.6 million. As of that date, we had a net bank overdraft of $80,000 and approximately $2.6 million in accounts receivable. We also had promissory notes outstanding in the aggregate amount of approximately $4.6 million (stated net of unamortized $881,000 in valuation discounts) as of March 31, 2001, of which $665,000 was due to related parties. Promissory notes with an aggregate balance of $368,000 were in default as of March 31, 2001, and additional notes with an aggregate balance of approximately $1.3 million are in default as of May 15, 2001. These additional defaults in turn cause the Company to be in default of the 7% convertible subordinated debentures if they are not cured by May 23, 2001. If the Company is unable to cure such defaults or obtain a waiver therefrom, the holder of the debentures could seek immediate payment. Accordingly, the 7% convertible subordinated debentures have been classified as a current liability.

            Net cash used in our operating activities amounted to $2.0 million during the quarter ended March 31, 2001. This was primarily attributable to the net loss of $2.6 million, which was offset by non-cash charges of $156,000 of litigation settlements, $375,000 of depreciation and amortization and $212,000 of compensation relating to stock options, as well as $205,000 of cash in operating assets and liabilities. Changes in assets and liabilities are primarily a function of an increase in accounts payable and accrued liabilities.

            Net cash used in our investing activities amounted to $361,000 during the quarter ended March 31, 2001. This was primarily attributable to payments of $1.8 million in connection with acquiring certain Motorola products less $1.5 million received in connection with the Comtel Agreement to manufacture those products.

            Net cash provided by financing activities amounted to $2.2 million during the quarter ended March 31, 2001. This was primarily attributable to the proceeds from the sale of promissory notes and debentures.

            In April 1999, we secured a revolving line of credit with Celtic Capital Corporation, a division of Foothill Capital Corporation. The line of credit bears interest at the greater of prime rate (8.5% at March 31, 2001) plus 3%, or 11.5% per annum, is collateralized by substantially all of our assets and expires on November 28, 2001. The borrowing base under the line of credit is 80% of eligible accounts receivable up to a maximum borrowing of $3.0 million. As of March 31, 2001, we had borrowings of approximately $637,000 under the line of Credit, and we had no additional availability under qualifying collateral.

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

            In January 2001, we issued $2,115,000 of 7% Convertible Subordinated Debentures due January 2, 2003 to Dolphin Offshore Partners, L.P., an owner of over 5% of our outstanding common stock. The holder may convert the debenture into common stock at any time. We may force conversion of the debenture after August 2, 2001 if at the time we desire to force conversion, the registration statement of which this prospectus is a part is effective and the average of the closing bid price per share for 20 consecutive trading days ending five days prior to the date of forced conversion is at least $2.00.

            In January 2001, we issued a note in the principal amount of $325,000 to Dolphin Offshore Partners, L.P. The note bears interest at the rate of 12% per year. Principal and all accrued interest under the note is due upon demand.

            In January 2001, we issued a 6.5% junior convertible subordinated debenture due January 23, 2003 in the principal amount of $75,000 to one accredited investor. The holder may convert the debenture into common stock at any time. We may force conversion of the debenture after August 23, 2001 if at the time we desire to force conversion, the registration statement of which this prospectus is a part is effective and the average of the closing bid price per share for 20 consecutive trading days ending five days prior to the forced conversion is at least $2.00.

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

            While we believe that we will be able to obtain a satisfactory resolution to the default situation as to our subordinated notes and debentures, and that cash flow from operations and our financing available through our revolving line of credit facility with Celtic Capital Corporation will be adequate to fund our continuing operations for the next twelve months, we further believe that additional sources of liquidity through debt and/or equity financing may be required to fund our plans to exploit the license we obtained from Motorola Inc. relating to our commercial analog and digital data transmission and network access products, to further develop and exploit the proprietary wireless technology we acquired in our acquisition of eflex Wireless, Inc., and to fund other plans for future growth. We currently do not have any commitments for additional financing. Any future financing may not be available on a timely basis, in sufficient amounts or on terms acceptable to us. Any future financing may also dilute existing shareholders.

            On April 3, 2001, we received a notice from Nasdaq that our common stock had failed to maintain the required minimum bid price of $1.00 per share over a period of 30 consecutive trading days. Nasdaq provided us with 90 calendar days, or until July 2, 2001, to regain compliance with this requirement. On April 24, 2001, we received a notice from Nasdaq that we no longer were in compliance with Nasdaq Marketplace Rule 4310(c)(2)(B), which rule requires us to have a minimum of $2,000,000 in net tangible assets, or a market capitalization of $35,000,000, or $500,000 of net income for the most recently completed fiscal year or for two of the three most recently completed fiscal years. As a result, Nasdaq is reviewing our eligibility for continued listing on the Nasdaq SmallCap Market and asked us to provide them on or before May 8, 2001 with our specific plan to achieve and sustain compliance with all of the Nasdaq SmallCap Market listing requirements. If, after reviewing the plan we submitted, Nasdaq determines that our plan does not adequately address the issues concerned, or if we fail to maintain compliance with any other listing requirement, and any appeal to Nasdaq for relief from the listing requirements is unsuccessful, our common stock will be delisted from trading by the Nasdaq SmallCap Market. If delisting occurs, the ability of any potential or future investors to achieve liquidity from our common stock could be severely limited, which could inhibit, if not preclude, our ability to raise additional working capital on acceptable terms, if at all.

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

            We have incurred net losses in each fiscal year since our inception, with the exception of the fiscal year ended March 31, 1998, in which we realized nominal net income of $94,000. We realized a net loss of $1.1 million for the twelve months ended December 31, 1999, as compared to incurring a net loss of $204,000 for the twelve months ended December 31, 1998. For the year ended December 31, 2000, we reported a net loss of approximately $10.8 million. For the quarter ended March 31, 2001, we reported a net loss of approximately $2.6 million. Our accumulated deficit through March 31, 2001 was approximately $27.6 million, and as of that date we had a total shareholders' equity of approximately $190,000. We expect that our losses may continue further into the future. There is no assurance that we will attain profitable operations in the future. If we are unable to do so, there may be a material adverse effect on our cash flows, which could cause us to violate covenants under our credit facility and could impede our ability to raise capital through debt or equity financing to the extent needed for our continued operations or for planned expansion. Consequently, future losses may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

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

OUR OPERATING RESULTS IN ONE OR MORE FUTURE PERIODS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY, WHICH MAY NEGATIVELY IMPACT OUR STOCK PRICE.

            Our quarterly results have varied significantly in the past and will likely continue to do so in the future due to a variety of factors, many of which are beyond our control, including the timing and nature of revenues from product sales that are recognized during any particular quarter, the impact of price competition on our average selling prices, the availability and pricing of components for our products, market acceptance of new product introductions by us and our competitors, the timing of expenditures in anticipation of future sales, product returns, the financial health of our customers, the overall state of the data transmission and network access product and customer-specific communications product industries and economic conditions generally. Because our marketing and sales efforts are being conducted through many channels and involve a wide range of data transmission and network access products and customer-specific communications products that are used in a wide variety of applications by many customers whose needs vary over time, the volume and timing of orders received during a quarter are difficult to forecast. As a result, it is likely that in some future periods our operating results will be below the expectations of securities analysts and investors. If this happens, the trading price of our common stock would likely be materially and adversely affected.

OUR COMMON STOCK IS LIKELY TO BE DELISTED FROM THE NASDAQ SMALLCAP MARKET, WHICH COULD DECREASE THE MARKET PRICE OF OUR COMMON STOCK AND MAKE IT MORE DIFFICULT TO DISPOSE OF OR OBTAIN QUOTATIONS FOR OUR COMMON STOCK.

            On April 3, 2001, we received a notice from Nasdaq that our common stock had failed to maintain the required minimum bid price of $1.00 per share over a period of 30 consecutive trading days. Nasdaq provided us with 90 calendar days, or until July 2, 2001, to regain compliance with this requirement. On April 24, 2001, we received a notice from Nasdaq that we no longer were in compliance with Nasdaq Marketplace Rule 4310(c)(2)(B), which rule requires us to have a minimum of $2,000,000 in net tangible assets, or a market capitalization of $35,000,000, or $500,000 of net income for the most recently completed fiscal year or for two of the three most recently completed fiscal years. As a result, Nasdaq is reviewing our eligibility for continued listing on the Nasdaq SmallCap Market and asked us to provide them on or before May 8, 2001 with our specific plan to achieve and sustain compliance with all of the Nasdaq SmallCap Market listing requirements. If, after reviewing the plan we submitted, Nasdaq determines that our plan does not adequately address the issues concerned, or if we fail to maintain compliance with any other listing requirement, and any appeal to Nasdaq for relief from the listing requirements is unsuccessful, our common stock will be delisted from trading by the Nasdaq SmallCap Market. If delisting occurs, trading in shares of our common stock could decrease substantially or cease altogether, the market price of our common stock could decline further, potentially to zero, and our shareholders could lose some or all of their investment.

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

            Our management believes that our entry into the license and manufacturing agreements with Motorola and Comtel, together with our efforts to take advantage of the worldwide distribution network developed by Motorola in connection with our licensed commercial analog and digital data transmission and network access products, provide us with a unique opportunity to capitalize on and re-emphasize the expertise we have gained through our years of development, manufacturing and marketing of data transmission and network access products. However, to the extent we are unsuccessful with our efforts toward this re-emphasis, we may need to continue to rely heavily upon sales of our automatic meter reading, or AMR, and other remote monitoring products to utilities, transportation authorities and other such entities. The automation of utility meter reading and data distribution is a relatively new and rapidly changing market. We cannot accurately predict the size of this market or our potential growth. Our system is one possible solution for AMR and data distribution. It has not been adopted as an industry standard and it may not be adopted on a broad scale. Competing systems have been and likely will continue to be selected by utilities and other potential clients. Participants in the utility industry have historically been cautious and deliberate in making decisions concerning the adoption of new technology. This process, which can take up to several years to complete, may include the formation of evaluation committees, a review of different technical options, technology trials, equipment testing and certification, performance and cost justifications, regulatory review, one or more requests for vendor quotes and proposals, budgetary approvals and other steps. Only a limited number of utilities have made a commitment to purchase our products and services to date. Consequently, if our re-emphasis on our data transmission and network access products is unsuccessful and we are unable to enter into additional AMR or data distribution contracts on terms favorable to us, our business, operating results, financial condition, cash flows and ability to service our indebtedness could be materially and adversely affected.

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

            As of April 16, 2001, we had approximately $10.7 million in backlog orders for our products, which primarily related to our Sunrise Series(TM) and excluded an order for approximately $2.9 million relating to our McCarney Truck-Link project. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. The typical duration from receipt of a purchase order or other purchase commitment to shipment of the products ordered to the customer ranges from six to eight weeks depending upon the size of the order. However, there can be no assurance that we will be successful in fulfilling orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog. In fact, with regard to the McCarney Truck-Link project, our ability to complete this project is dependent upon McCarney providing us with a redesign of the printed circuit board that is part of the product that we are providing to McCarney under a purchase order. As of April 16, 2001, we have not received the anticipated redesign and there can be no assurance that we will receive the redesign. If we do not receive the redesign, we may be unable to fulfill the order relating to the McCarney Truck-Link project.

OUR BUSINESS COULD SUFFER IF WE OR OUR CONTRACT MANUFACTURERS ARE UNABLE TO OBTAIN COMPONENTS OF OUR PRODUCTS FROM OUTSIDE SUPPLIERS.

            The major components of our products include circuit boards, microprocessors, chipsets, memory components and radio transmitters and receivers. Most of these components are available from multiple sources. However, some components used in our products are currently obtained from single or limited sources and may from time to time be in short supply or on allocation by manufacturers. We have, from time to time, experienced difficulty in obtaining components. We do not have guaranteed supply arrangements with any of our suppliers, and there can be no assurance that our suppliers will continue to meet our requirements. Shortages of components could not only limit our production capacity but also could result in higher costs due to the higher costs of components in short supply or the need to use higher-cost substitute components. Significant increases in the prices of components could have a material adverse effect on our results of operations because we may not be able to adjust product pricing to reflect the increases in component costs. Also, an extended interruption in the supply of components or a reduction in their quality or reliability would have a material adverse effect on our financial condition and results of operations by impairing our ability to timely deliver quality products to our customers. Delays in deliveries due to shortage of components or other factors may result in cancellation by our customers of all or part of their orders. Although customers who purchase from us products that are not readily available from other sources would be less likely than other customers of ours to cancel their orders due to production delays, we cannot assure you that cancellations will not occur.

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

WE RELY HEAVILY ON OUR MANAGEMENT, AND THE LOSS OF THEIR SERVICES COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

            Our success is highly dependent upon the continued services of key members of our management, including our Chairman of the Board, President and Chief Executive Officer, Shala Shashani, our Chief Operating Officer, John McLean, and our Chief Financial Officer, David Stone. The loss of Ms. Shashani, Mr. McLean or Mr. Stone or one or more other key members of management could have a material adverse effect on us because each of these individuals has experience and skills upon which we draw heavily in our day-to-day operations and strategic planning activities. We have not entered into any employment agreement with any executive officer of Telenetics other than a written employment offer with Mr. Stone and an employment agreement with Mr. McLean in his capacity as President of our Wireless Data Network Division. Ms. Shashani currently does not receive compensation for services she renders to us as a member of management. Also, we do not maintain key-man life insurance policies on any member of management.

OUR INABILITY TO SUCCESSFULLY DEVELOP AND EXPAND OUR PRODUCT AND SERVICE OFFERINGS COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

            Our future success will depend, in part, on our ability to enhance our existing products and develop new products and services. Future advances may render our products and technologies obsolete or less cost effective than competitive products or technologies or erode our market position. Competitors may be capable of offering significant cost savings or other benefits to our customers. We must make continued substantial investments to develop our technology and to respond to future regulatory changes. We have previously experienced significant delays and cost overruns in the design and manufacture of new products and are currently experiencing delays in production of some new products. There can be no assurance that delays or cost overruns will not be experienced in the future because delays can be caused by a number of factors, including changes in product design or definition during the development stage, changes in customer requirements, unexpected behavior of products under certain conditions, failure of third-party components to meet specifications or lack of availability of such components, and other factors. Delays in the availability of new products, or the inability to successfully develop products that meet customer needs, could result in increased competition, the loss of revenue or increased costs, any of which would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

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

OUR STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY THAT COULD RESULT IN LITIGATION AGAINST US.

            The trading prices of our common stock have in the past been, and will continue in the future to be, subject to wide fluctuations in response to quarter-to-quarter variations in our operating results, material announcements of technological innovations, price reductions, significant customer orders or establishment of strategic partnerships by us or our competitors or providers of alternative products, general conditions in the data transmission and network access products and customer-specific communications products industries, or other events or factors, many of which are beyond our control. In addition, the stock market as a whole and individual stocks have experienced extreme price and volume fluctuations, which have often been unrelated to the performance of the related corporations. In fact, during the quarter ended March 31, 2001, the high and low closing bid prices of our common stock were $1.31 and $.56, respectively. If our operating results in future quarters fall below the expectations of market makers, securities analysts and investors, the price of our common stock will likely decline, perhaps substantially. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has occurred against the issuing company. There can be no assurance that such litigation will not occur in the future. This type of litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. Any adverse determination in this type of litigation could also subject us to substantial liabilities.

SHARES OF OUR COMMON STOCK ELIGIBLE FOR PUBLIC RESALE COULD ADVERSELY AFFECT OUR STOCK PRICE.

            Sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price for our common stock. We have registered for resale on various registration statements a significant number of shares of common stock that are issued and outstanding or are underlying securities that are convertible into shares of common stock. Actual or potential resales of registered shares of our common stock might also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

            (a)         Recent Sales of Unregistered Securities
            ---         ---------------------------------------

            In January 2001, we sold a 7.0% convertible subordinated debenture due January 2, 2003 in the principal amount of $2,115,000, or the First Debenture, to a limited partnership that beneficially owned more than five percent of our outstanding common stock. The holder may convert the debenture into common stock at any time. We may force conversion of the debenture after August 2, 2001 if at the time we desire to force conversion and the average of the closing bid price per share for 20 consecutive trading days ending five days prior to the date of forced conversion is at least $2.00. If there is a change of control of Telenetics, the holder may elect to accelerate maturity of the debenture. The conversion price initially is $.67 per share and is to be adjusted upon a stock split, stock dividend, recapitalization or similar transactions, or upon issuance by us of common stock or securities convertible into or exchangeable for common stock at a price lower than the conversion price. In most cases where we issue common stock or securities convertible into or exchangeable for common stock at a price per share that is lower than the conversion price of the First Debenture, the conversion price of the First Debenture is to be adjusted downward to the lower price.

            In January 2001, we issued to one individual a five-year warrant to purchase up to 350,000 shares of common stock at an initial exercise price of $.80 per share as compensation for financial advisory services provided to us in connection with our offering of the First Debenture. In February 2001, the warrant was divided and reissued to the individual and 14 other principals and employees of our financial advisor. The warrants contain anti-dilution provisions under which their exercise price and number of underlying shares of common stock are adjusted upon a stock split, stock dividend, recapitalization or similar transaction, or upon issuance by us of common stock or securities convertible into or exchangeable for common stock at a price lower than the exercise price of the warrants. In cases where we issue securities convertible into or exchangeable for common stock at a price per share that is lower than the exercise price of the warrants, the exercise price of the warrants is to be adjusted downward to 120% of the lower price, and the number of shares underlying the warrants is to be adjusted upward by multiplying the number of shares underlying the warrants prior to the adjustment by the exercise price of the warrants prior to the adjustment, and then dividing that product by the exercise price that results from the adjustment.

            In January 2001, we sold a 6.5% junior convertible subordinated debenture due January 23, 2003 in the principal amount of $75,000, or the Second Debenture, to one accredited investor. The holder may convert the debenture into common stock at any time. We may force conversion of the debenture after August 23, 2001 if at the time we desire to force conversion, the registration statement of which this prospectus is a part is effective and the average of the closing bid price per share for 20 consecutive trading days ending five days prior to the forced conversion is at least $2.00. If there is a change of control of Telenetics, the holder may elect to accelerate maturity of the debenture. The conversion price initially is $.68 per share and is to be adjusted upon a stock split, stock dividend, recapitalization or similar transactions, or upon issuance by us of common stock or securities convertible into or exchangeable for common stock at a price lower than the conversion price of the Second Debenture. In most cases where we issue common stock or securities convertible into or exchangeable for common stock at a price per share that is lower than the conversion price of the Second Debenture, the conversion price of the Second Debenture is to be adjusted downward to the lower price.

            In January 2001, we issued to one individual a five-year warrant to purchase up to 11,029 shares of common stock at an initial exercise price of $.81 per share as compensation for financial advisory services provided to us in connection with our offering of the Second Debenture. In February 2001, the warrant was divided and reissued to the individual and to one other principal of our financial advisor. The Second Warrants contain anti-dilution provisions under which their exercise price and number of underlying shares of common stock are adjusted upon a stock split, stock dividend, recapitalization or similar transaction, or upon issuance by us of common stock or securities convertible into or exchangeable for common stock at a price lower than the exercise price of the Second Warrants. In cases where we issue securities convertible into or exchangeable for common stock at a price per share that is lower than the exercise price of the Second Warrants, the exercise price of the Second Warrants is to be adjusted downward to 120% of the lower price, and the number of shares underlying the Second Warrants is to be adjusted upward by multiplying the number of shares underlying the Second Warrants prior to the adjustment by the exercise price of the Second Warrants prior to the adjustment, and then dividing that product by the exercise price that results from the adjustment.

            In January 2001, we issued a note in the principal amount of $325,000 to a limited partnership that beneficially owned more than five percent of our outstanding common stock. The note bears interest at the rate of 12% per year. Principal and all accrued interest under the note are due upon demand.

            In March 2001, we agreed to settle a pending legal proceeding filed against Telenetics by issuing to one entity and its two designees an aggregate of 200,000 shares of common stock valued at $156,000.

            In March 2001, we agreed with one of our trade creditors, to issue to the creditor an aggregate of 147,990 shares of common stock in lieu of paying cash to retire a trade debt of approximately $94,000 due to the creditor.

            The issuances of our securities in the above-referenced transactions were effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering. Exemption from the registration provisions of the Securities Act is claimed on the basis that such transaction did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide.

            (b)         Dividends
            ---         ---------

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            On January 26, 2001, we held a special meeting of shareholders. Our shareholders were asked to consider and vote upon a proposal to approve an amendment to our Restated and Amended Articles of Incorporation to increase our authorized shares of common stock from 25,000,000 shares to 50,000,000 shares. Results of the vote were as follows:

            For               Against         Abstain          Broker Non-Votes
            ---               -------         -------          ----------------

            9,595,714         204,296         55,402               6,489,532

ITEM 5.     OTHER INFORMATION.

            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)         Exhibits
            ---         --------

            2.1 Settlement Agreement and Release dated as of January 18, 2001 between Telenetics Corporation, Daniel A. Blattman and Racon Incorporated (1)

            3.1 Certificate of Amendment of Restated and Amended Articles of Incorporation filed with the California Secretary of State on February 5, 2001 (1)

            10.1 Distribution Agreement dated as of March 12, 2000 by and between Ingram Micro Inc. and Telenetics Corporation (2)

------------
(1) Filed as an exhibit to our Form S-3 (Registration No. 333-57334) filed with the Securities and Exchange Commission on March 20, 2001 and incorporated herein by reference.
(2) Filed as exhibit to our Form 8-K for December 29, 2000 and incorporated herein by reference.

            (b)         Reports on Form 8-K
            ---         -------------------

            On March 20, 2001, we filed a Form 8-K to report under Item 5 - "Other Events" and Item 7 - "Financial Statements and Exhibits" our entry into a Manufacturing License and Distribution Agreement with Motorola, Inc. and our entry into a Manufacturing Agreement with Comtel Electronics, Inc.

                                   SIGNATURES

            In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               TELENETICS CORPORATION

Dated: May 21, 2001                            By: /s/ DAVID L. STONE
                                                  -----------------------------
                                                   David L. Stone
                                                   Chief Financial Officer
                                                   (principal financial and
                                                   accounting officer)