Form 10KSB/A
period 2000-12-31
TELENETICS CORP
filed 2001-06-14
CIK 810018

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1 TO

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                  Twelve Months Ended Dec. 31,
                                                  ----------------------------
                                                      2000             1999
                                                  ----------        ----------
                                                   (Restated)

Net sales..................................          100.0%            100.0%
Cost of sales..............................           81.3              68.3
                                                  ----------        ----------
Gross profit...............................           18.7              31.7

Operating expenses:
   Selling, general and administrative.....           92.1              28.7
   Engineering and product development.....           35.0               6.8
   Legal and settlement costs..............           28.4               1.6
                                                  ----------        ----------

Operating income (loss)....................         (136.9)             (5.5)
Interest expense...........................           (6.4)             (3.1)
Debt termination costs.....................           (0.1)             (0.8)
Other income...............................             --                --
                                                  ----------        ----------

Net loss                                            (143.5)%            (9.3)%
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

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by approximately $4.2 million or 123.3%, to approximately $7.6 million for the twelve months ended December 31, 2000 as compared to approximately $3.4 million for the twelve months ended December 31, 1999, and increased as a percentage of net sales to 92.1% for the twelve months ended December 31, 2000 from 28.7% during the previous year. The increase in selling, general and administrative expenses was due to a number of factors. The most significant of these were a non-cash expense of approximately $1.0 million relating to the expensing of offering costs of our equity draw down facility, an increase in amortization expense of approximately $900,000, an increase in salaries and other compensation of approximately $700,000, including $191,000 in severance costs associated with management restructuring, and the inclusion of twelve months of expenses during the year ended December 31, 2000 for our Traffic Management Systems Division that we acquired in June 1999 as compared to the inclusion of seven months of expenses from that division during the year ended December 31, 1999.

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

         NET LOSS. Net loss for the twelve months ended December 31, 2000 was $11,904,908 or 143.5% of net sales as compared to $1,111,177 or 9.3% of net sales in the twelve months ended December 31, 1999. The increase in net loss for the twelve months ended December 31, 2000 was primarily attributable to increases in operating expenses, principally costs relating to our equity draw down facility, legal and settlement costs and amortization, and secondarily attributable to the decrease in gross profit.

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

         We have a $50 million equity draw down facility that includes certain provisions that we were not in compliance with at December 31, 2000. To date, the lack of compliance with such provisions has not been cured or waived. Therefore, the facility currently is not accessible.

         As of December 31, 2000, we had a working capital deficiency of approximately $2.1 million and an accumulated deficit of $24.9 million. As of that date, we had a net bank overdraft of $19,350 and $1.5 million in accounts receivable. We also had promissory notes outstanding in the aggregate amount of approximately $2.0 million (net of unamortized warrant valuation) as of December 31, 2000, of which $665,000 was due to related parties.

         Net cash used in our operating activities amounted to $5,722,000 in 2000. This was primarily attributable to the net loss of $11,905,000, which was offset by non-cash charges of $1,416,000 of litigation settlements, $496,000 for impairment of intangible assets, $531,000 of depreciation and amortization and $1,131,000 of compensation relating to stock options, $964,000 of common stock and warrants issued in connection with the equity line, as well as $1,098,000 of cash in operating assets and liabilities. Changes in assets and liabilities are primarily a function of an increase in accounts payable and accrued liabilities.

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

         We have incurred net losses in each fiscal year since our inception, with the exception of the fiscal year ended March 31, 1998, in which we realized nominal net income of $94,000. We realized a net loss of $1.1 million for the twelve months ended December 31, 1999, as compared to incurring a net loss of $204,000 for the twelve months ended December 31, 1998. For the year ended December 31, 2000, we reported a net loss of approximately $11.9 million. Our accumulated deficit through December 31, 2000 was approximately $24.9 million, and as of that date we had a total permanent shareholders' equity of approximately $254,000. We expect that our losses may continue further into the future. There is no assurance that we will attain profitable operations in the future. If we are unable to do so, there may be a material adverse effect on our cash flows, which could cause us to violate covenants under our credit facility and could impede our ability to raise capital through debt or equity financing to the extent needed for our continued operations or for planned expansion. Consequently, future losses may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

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

         10.9 Secured Promissory Note dated December 30, 1997 from the Registrant in favor of Shala Shashani for $250,000 (13)

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

         10.25 Subcontract dated June 10, 1998 between Sargent Electric Company and the Registrant (1)

         10.26 Marketing and Technology Agreement dated July 13, 1998 by and between the Registrant and Duquesne Light Company (1)

         10.27    1998 Stock Option Plan of the Registrant (#) (11)

         10.28    2000 Stock Option Plan of the Registrant (#) (12)

         10.29 Amendment to Section 5 of the 2000 Stock Option Plan of the Registrant (#) (13)

         10.30 Employment Offer Letter dated as of April 19, 1999 between David L. Stone and the Registrant (#) (13)

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

         (13) Filed as an exhibit to the Registrant's Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference.

         (b)      REPORTS ON FORM 8-K.

         During the quarter ended December 31, 2000, the Registrant did not file any current reports on Form 8-K.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 13th day of June, 2001.


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

    Name                  Title                                       Date
    ----                  -----                                       ----

/S/ SHALA SHASHANI        Chairman of the Board,  President,      June 13, 2001
----------------------    Chief Executive  Officer (principal
Shala Shashani            executive officer) and Director

/S/ DAVID STONE           Chief Financial Officer and Secretary   June 13, 2001
----------------------    (principal accounting officer)
David Stone

/S/ MICHAEL A. ARMANI     Director                                June 13, 2001
---------------------
Michael A. Armani

/S/ BRADLEY L. JOCOBS     Director                                June 13, 2001
---------------------
Bradley L. Jocobs

/S/ ROBERT SCHROEDER      Director                                June 13, 2001
---------------------
Robert Schroeder

/S/ H. GEORGE LEVY        Director                                June 13, 2001

---------------------
H. George Levy

/S/ THOMAS POVINELLI      Director                                June 13, 2001

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

As discussed in Note 16 to the financial statements, the Company restated the consolidated balance sheet and the related statements of operations, shareholders' equity (deficit) and cash flows for the year ended December 31, 2000 to expense the offering costs associated with its equity draw down facility.

The Company has suffered substantial recurring losses from operations and has a working capital deficiency. Management's plans in regard to these matters are described in Note 2.


                                                           /S/ BDO SEIDMAN, LLP

                                                           BDO SEIDMAN, LLP


Orange County, California
March 30, 2001, except as
  to Note 16 which is as of
  May 21, 2001

                             TELENETICS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000


                             ASSETS (NOTES 6 AND 7)
                             ------

                                                                      (Restated)
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

                                                                      (Restated)
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
                                                                   -------------

Commitments and contingencies (Note 13)
Subsequent events (Notes 10 and 15)

Series A Convertible Preferred Stock; issued and
   outstanding 110 shares (aggregate liquidation of preference
   of $1,100,000) (Note 10)                                             939,000
                                                                   -------------

Shareholders' equity (Notes 3, 10 and 16):
  Preferred stock, no par value. Authorized 5,000,000 shares;
     110 shares issued and outstanding                                       --
  Common stock, no par value. Authorized 25,000,000 shares;
     issued and outstanding 16,434,611 shares                        25,890,832
  Subscriptions receivable                                             (111,250)
  Unearned compensation                                                (568,275)
  Accumulated deficit                                               (24,957,554)
                                                                   -------------

Total shareholders' equity                                              253,753
                                                                   -------------

                                                                   $  8,896,821
                                                                   =============

                 See accompanying notes to financial statements.

                             TELENETICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                       2000             1999
                                                  -------------    -------------
                                                   (Restated)

Net sales (Note 14)                               $  8,298,547     $ 11,912,168
Cost of sales                                        6,750,523        8,138,558
                                                  -------------    -------------

Gross profit                                         1,548,024        3,773,610

Operating expenses:
  Selling, general and administrative                7,644,182        3,423,445
  Engineering and product development                2,906,257          807,199
  Legal and settlement costs                         2,357,156          192,181
                                                  -------------    -------------

Loss from operations                               (11,359,571)        (649,215)

Interest expense                                      (531,215)        (365,904)
Debt termination costs (Note 6)                         (9,874)         (96,154)
Other income                                                53              925
                                                  -------------    -------------

Loss before income taxes                           (11,900,607)      (1,110,348)

Income taxes (Note 11)                                   4,301              829
                                                  -------------    -------------

Net loss                                          $(11,904,908)    $ (1,111,177)
                                                  =============    =============

Basic and diluted loss per share (Note 12)        $      (0.82)    $      (0.12)
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

                                                               F - 6

                                          TELENETICS CORPORATION
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                                  YEARS ENDED DECEMBER 31, 2000 AND 1999

                                        Preferred Stock                Common Stock
                                 ----------------------------  ----------------------------      Equity
Notes 9 and 10                       Shares        Amount          Shares         Amount       Line Costs
--------------                   -------------  -------------  -------------  -------------  -------------
Balance at December 31, 1999        1,285,455   $  1,575,082     10,283,773   $ 11,915,579   $         --

Stock issued upon conversion
   of Series A, B and C
   Preferred Stock                 (1,285,455)    (1,575,082)     1,579,021      1,575,082             --
Stock issued in private equity
   offering                                --             --        944,484      2,498,794             --
Stock issued in connection
   with acquisition (Note 3)               --             --        750,000      2,070,000             --
Stock issued upon exercise of
   options                                 --             --        758,840      1,170,376             --
Stock issued upon exercise of
   warrants                                --             --      1,612,052      2,536,528             --
Reduction in subscriptions
   receivable                              --             --             --             --             --
Stock issued for services                  --             --         46,441        182,566             --
Compensation for non-employee
   stock options and warrant               --             --             --        848,884             --
Employee stock and options
   issued as compensation                  --             --         60,000        829,720             --
Amortization of unearned
   compensation                            --             --             --             --        282,525
Stock and warrants issued in
   connection with equity line             --             --        100,000      1,491,237     (1,602,607)
Stock and warrants issued for
   litigation settlement
   (Note 13)                               --             --        300,000        964,160             --
Warrants repriced in
   connection with sale of
   preferred stock                         --             --             --        206,065             --
Warrants issued with
   subordinated promissory
   notes                                   --             --             --         31,134             --
Beneficial conversion feature
   of subordinated promissory
   notes                                   --             --             --         70,080             --
Beneficial conversion feature
   of convertible preferred
   stock                                   --             --             --         27,833             --
Dividends on preferred stock               --             --             --             --             --
Net loss                                   --             --             --             --             --
                                 -------------  -------------  -------------  -------------  -------------

Balance at December 31, 2000
  (as previously reported)                 --             --     16,434,611     26,418,038     (1,602,607)
Revaluation of warrants (Note 16)          --             --             --       (527,206)       527,206
Expense equity line costs (Note 16)        --             --             --             --      1,075,401
                                 -------------  -------------  -------------  -------------  -------------
Balance at December 31, 2000
  (as restated)                            --   $         --     16,434,611   $ 25,890,832   $         --
                                 ============   ============   ============   =============  =============


                             See accompanying notes to financial statements.

                                          TELENETICS CORPORATION
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                                  YEARS ENDED DECEMBER 31, 2000 AND 1999

                                 Subscriptions    Unearned      Accumulated
                                   Receivable   Compensation      Deficit         Total
                                 -------------  -------------  -------------  -------------
Balance at December 31, 1999     $         --   $    (21,080)  $(12,806,653)  $    662,928

Stock issued upon conversion
   of Series A, B and C
   Preferred Stock                         --             --             --             --
Stock issued in private equity
   offering                                --             --             --      2,498,794
Stock issued in connection
   with acquisition (Note 3)               --             --             --      2,070,000
Stock issued upon exercise of
   options                                 --             --             --      1,170,376
Stock issued upon exercise of
   warrants                          (159,875)            --             --      2,376,653
Reduction in subscriptions
   receivable                          48,625             --             --         48,625
Stock issued for services                  --             --             --        182,566
Compensation for non-employee
   stock options and warrant               --             --             --        848,884
Employee stock and options
   issued as compensation                  --       (829,720)            --             --
Amortization of unearned
   compensation                            --        282,525
Stock and warrants issued in
   connection with equity line             --             --             --       (111,370)
Stock and warrants issued for
   litigation settlement
   (Note 13)                               --             --             --        964,160
Warrants repriced in
   connection with sale of
   preferred stock                         --             --       (206,065)            --
Warrants issued with
   subordinated promissory
   notes                                   --             --             --         31,134
Beneficial conversion feature
   of subordinated promissory
   notes                                   --             --             --         70,080
Beneficial conversion feature
   of convertible preferred
   stock                                   --             --        (27,833)            --
Dividends on preferred stock               --             --        (12,095)       (12,095)
Net loss                                   --             --    (10,829,507)   (10,829,507)
                                 ------------   ------------   ------------   -------------

Balance at December 31, 2000
  (as previously reported)           (111,250)      (568,275)   (23,882,153)       253,753
Revaluation of warrants
  (Note 16)                                --             --             --             --
Expense equity line costs
  (Note 16)                                --             --     (1,075,401)            --
                                 ------------   ------------   ------------   -------------
Balance at December 31, 2000
  (as restated)                  $   (111,250)  $   (568,275)  $(24,957,554)  $    253,753
                                 =============  =============  =============  =============

                             See accompanying notes to financial statements.

                                                  F - 7

                                     TELENETICS CORPORATION
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                             YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                   December 31,    December 31,
                                                                       2000            1999
                                                                  -------------   -------------
                                                                    (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $(11,904,908)   $ (1,111,177)
   Adjustments to reconcile net loss to cash used in
     operations:
       Depreciation and amortization                                   530,780         237,485
       Compensation for non-employee stock options                     848,884         168,288
       Amortization of unearned compensation for employee
         options                                                       282,525          12,760
       Provision for inventory obsolescence                                 --           7,173
       Provision for doubtful accounts                                 288,814              --
       Beneficial conversion rights related to subordinated
         notes                                                          70,080              --
       Stock issued for services                                        34,583          20,700
       Stock issued for employee bonuses                                    --           4,970
       Impairment of intangible assets                                 496,226              --
       Litigation settlements                                        1,415,761              --
       Warrants issued in connection with debt to equity
         conversion                                                      9,873          19,522
       Reduction of subscription receivable for services                32,363          75,041
       Common stock and warrants issued in connection
         with equity line                                              964,031              --
       Changes in operating assets and liabilities, net of
         business acquisitions:
           Accounts receivable                                        (228,917)        499,347
           Inventories                                                (744,612)      1,538,176
           Prepaid expenses and other current assets                    34,761         (64,878)
           Other assets                                                 (6,505)         (9,601)
           Accounts payable                                          1,735,023      (1,062,684)
           Accrued expenses                                            452,132         151,967
           Advance payments from customers                             (32,602)     (1,318,115)
                                                                  -------------   -------------

Net cash used in operating activities                               (5,721,708)       (831,026)
                                                                  -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                         (219,320)       (601,645)
   Payments for business acquisitions                                 (237,595)       (639,054)
   Amounts collected from (advanced to) related parties                (61,426)        (52,260)
   Patent and trademark costs                                          (71,133)        (47,257)
                                                                  -------------   -------------

Net cash used in investing activities                                 (589,474)     (1,340,216)
                                                                  -------------   -------------

                        See accompanying notes to financial statements.

                                             F - 8

                                    TELENETICS CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                            YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                   December 31,    December 31,
                                                                       2000            1999
                                                                  -------------   -------------
                                                                   (Restated)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank overdraft                                                     (299,237)        293,477
   Net increase (decrease) in obligations under factoring
     agreement                                                              --        (289,627)
   Net proceeds from revolving line of credit                          (97,567)        797,802
   Repayments of convertible notes payable                            (414,563)             --
   Repayments of notes payable issued in connection with
     business acquisitions                                            (136,445)             --
   Proceeds from related party debt                                    340,000         163,000
   Repayments of related party debt                                   (110,000)        (40,553)
   Proceeds from subordinated promissory notes                       1,131,000         312,500
   Debt issuance costs                                                      --         (18,340)
   Equity line offering costs                                         (111,370)             --
   Proceeds from promissory note exchange offer                             --          35,820
   Repayment of obligation under capital leases                        (34,746)        (65,144)
   Proceeds from sale of common stock                                2,386,581              --
   Proceeds from subscription receivable                                    --         224,959
   Proceeds from exercise of stock options and warrants              2,874,669          25,600
   Dividends on preferred stock                                        (12,095)        (84,838)
   Proceeds from sale of preferred stock                               939,000         817,231
                                                                  -------------   -------------

Net cash provided by financing activities                            6,455,227       2,171,887
                                                                  -------------   -------------

NET INCREASE (DECREASE) IN CASH                                        144,045             645

Cash, beginning of period                                                  645              --
                                                                  -------------   -------------

Cash, end of period                                               $    144,690    $        645
                                                                  =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
   Interest                                                       $    328,687    $    292,445
                                                                  =============   =============
   Income taxes                                                   $      4,301    $        800
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

                                             F - 9

                                    TELENETICS CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                            YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                   December 31,    December 31,
                                                                       2000            1999
                                                                  -------------   -------------
                                                                   (Restated)
   Common stock and warrants issued in connection with the
     settlement of litigation                                     $    964,160    $         --
                                                                  =============   =============
   Subordinated promissory note issued in exchange for
     related party note payable                                   $     62,500    $         --
                                                                  =============   =============
  Issuance of common stock upon conversion of debt  and
     accounts payable                                             $    820,343    $    100,656
                                                                  =============   =============
   Warrants issued in connection with issuance of
     subordinated promissory notes                                $     31,134    $      3,338
                                                                  =============   =============
   Subordinated promissory note issued in connection with
     acquisition                                                  $    325,000    $         --
                                                                  =============   =============
   Issuance of Series A 7% Convertible Redeemable Preferred
     Stock upon conversion of debt                                $         --    $    224,550
                                                                  =============   =============
   Issuance of common stock in connection with acquisitions       $  2,070,000    $    190,000
                                                                  =============   =============
   Issuance of preferred stock in connection with acquisition     $         --    $    799,106
                                                                  =============   =============
   Property, plant and equipment acquired under capital leases    $     27,336    $    131,744
                                                                  =============   =============
   Beneficial conversion feature of preferred stock               $    835,000    $         --
                                                                  =============   =============
   Subscription receivable for exercise of warrant                $    159,875    $         --
                                                                  =============   =============
   Issuance of common stock and options to employees              $    829,720    $     33,840
                                                                  =============   =============
   Issuance of common stock in connection with private
     placement for reduction in accrued expenses                  $    112,213    $         --
                                                                  =============   =============
   Taglich warrants repriced in connection with sale of
     preferred stock                                              $    206,065    $         --
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
                                                                 ===========

     The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the business combination had occurred on January 1, 2000 and January 1, 1999, respectively:

      YEARS ENDED DECEMBER 31,                     2000               1999
      ------------------------                --------------     --------------
                                                (Restated)

      Total revenues                          $   8,298,547      $  11,912,168
      Net loss                                  (11,904,908)        (1,422,237)
      Basic and diluted loss per share                (0.82)             (0.15)

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

     The Company ascribed an estimated value of the warrants issued in connection with this equity line and outstanding as of December 31, 2000 in the aggregate amount of $557,831. The Company also issued 100,000 shares of common stock to a finder in connection with this line, which was valued at $406,200. Such amounts, aggregating $964,031, have been expensed in the restated financial statements (See Note 16).

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

                                           YEAR ENDED       YEAR ENDED
                                          DECEMBER 31,     DECEMBER 31,
                                              2000             1999
                                        ---------------   --------------
                                          (Restated)
     NET LOSS
              As reported               $  (11,904,908)   $  (1,111,177)
                                        ===============   ==============
              Pro forma                 $  (12,483,031)   $  (1,328,592)
                                        ===============   ==============

     BASIC AND DILUTED LOSS PER SHARE
              As reported               $        (0.82)   $       (0.12)
                                        ===============   ==============
              Pro forma                 $        (0.84)   $       (0.14)
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

12.  LOSS PER SHARE

     The following table illustrates the computation of basic and diluted loss per share:

                                                     YEAR ENDED      YEAR ENDED
                                                    DECEMBER 31,    DECEMBER 31,
                                                        2000            1999
                                                   -------------   -------------
                                                    (Restated)

     NUMERATOR:
     Net loss                                      $(11,904,908)   $ (1,111,177)
     Less: Preferred stock dividends                    (12,095)        (84,838)
           Preferred stock beneficial conversion
             feature (Note 10)                          (27,833)             --
           Warrants repriced in connection with
             sale of preferred stock                   (206,065)             --
                                                   -------------   -------------

     Loss applicable to common shareholders        $(12,150,901)   $ (1,196,015)
                                                   =============   =============

     DENOMINATOR:
     Weighted average number of common shares
        outstanding during the period              $ 14,774,265    $ 10,048,264
                                                   =============   =============

     Basic and diluted loss per share              $      (0.82)   $      (0.12)
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

16.  RESTATEMENT OF FINANCIAL STATEMENTS

     The Company determined that it was not technically in compliance with certain provisions of its equity draw down facility at December 31, 2000. To date, lack of compliance with such provisions has not been cured or waived. Accordingly, the Company determined that the offering costs associated with entering into the contract underlying this facility should be expensed because of the uncertainty as to the Company's ability to utilize the equity line. The Company considers the amount associated with the offering costs to be material and therefore has restated its financial statements for the year ended December 31, 2000 to expense such offering costs. At December 31, 2000, after the $527,206 net effect of repricing warrants that were issued in connection with the equity line and were forfeitable at that date, these offering costs amounted to $1,075,401, including a remaining balance of $964,031 in the valuation of common stock and warrants issued in connection with the equity line. The impact of this restatement is to increase net loss from $10,829,507 to $11,904,908, net loss applicable to common shareholders from $10,869,435 to $12,150,901, and loss per share from $0.74 to $0.82, which per share computation also includes the preferred shareholder imputed dividend totaling $206,065 that resulted from the repricing of warrants in connection with the sale of preferred stock during 2000 that previously was inadvertently omitted. There is no impact on shareholders' equity as a result of this restatement.

                                EXHIBITS FILED WITH THIS REPORT

      Exhibit
      Number                Description
      --------              -----------

         23.1     Consent of Independent Certified Public Accountants