Form 10QSB
period 2001-06-30
TELENETICS CORP
filed 2001-08-14
CIK 810018

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended JUNE 30, 2001

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

         As of August 9, 2001, there were 27,044,301 shares of Telenetics Corporation common stock outstanding.

           Transitional Small Business Disclosure Format: Yes |_| No |X|

================================================================================


                                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                            TELENETICS CORPORATION
                                     CONDENSED CONSOLIDATED BALANCE SHEET
                                                 JUNE 30, 2001
                                                  (UNAUDITED)

                                                    ASSETS
Current assets:
   Cash                                                                                  $    496,663
   Accounts receivable, net of allowance for doubtful
       accounts of $340,684                                                                 3,795,450
   Receivable from Comtel                                                                   1,697,000
   Receivable from related parties                                                            220,270
   Inventories                                                                              5,588,787
   Prepaid expenses and other current assets                                                   96,745
                                                                                         -------------

   Total current assets                                                                    11,894,915

   Property, plant and equipment, net                                                       1,138,993
   Goodwill, net                                                                               39,883
   Investments in technology and other intangible assets, net                               3,028,723
   Debt offering costs, net                                                                 1,196,388
   Other assets                                                                                99,273
                                                                                         -------------
                                                                                         $ 17,398,175
                                                                                         =============
                                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Bank overdraft                                                                        $    201,509
   Revolving line of credit                                                                   992,632
   Notes payable                                                                              528,094
   Current portion of related party debt                                                      100,000
   Current portion of long-term debt                                                          452,550
   Accounts payable, including $3,224,972 due to Comtel                                     8,617,452
   Accrued expenses                                                                         1,670,247
   Advance payments from customers                                                             63,704
                                                                                         -------------
   Total current liabilities                                                               12,626,188

Related party debt                                                                            530,000
Subordinated debenture, principal amount of $2,190,000 net of discount                      1,434,090
Subordinated promissory notes                                                                 912,017
Obligations under capital leases, less current portion                                         27,891
                                                                                         -------------

Total liabilities                                                                          15,530,186
                                                                                         -------------
Series A Convertible Preferred Stock; issued and outstanding 15 shares (aggregate
   liquidation preference of $150,000)                                                        130,397
                                                                                         -------------
Shareholders' equity:
   Preferred stock, no par value. Authorized 5,000,000 shares; 15 shares issued and
      outstanding                                                                                  --
   Common stock, no par value. Authorized 50,000,000 shares; issued and outstanding
      26,572,583 shares                                                                    33,796,061
   Subscriptions receivable                                                                  (111,250)
   Unearned compensation                                                                     (424,408)
   Accumulated deficit                                                                    (31,522,811)
                                                                                         -------------

Total shareholders' equity                                                                  1,737,592
                                                                                         -------------

                                                                                         $ 17,398,175
                                                                                         =============

                    See accompanying notes to condensed consolidated financial statements.

                                                      2


                                                 TELENETICS CORPORATION
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)

                                                         Three Months Ended  Three Months Ended  Six Months Ended   Six Months Ended
                                                           June 30, 2001       June 30, 2000      June 30, 2001      June 30, 2000
                                                           -------------       -------------      -------------      -------------
Net sales                                                   $  7,165,635       $  1,345,769       $  9,104,384       $  4,273,783
Cost of sales                                                  5,550,116            882,735          7,081,564          2,822,532
                                                            -------------      -------------      -------------      -------------

Gross profit                                                   1,615,519            463,034          2,022,820          1,451,251
Operating expenses:
   Selling, general and administrative                         1,970,904          1,921,918          3,953,004          3,446,847
   Engineering and product development                           481,975            692,234          1,008,979          1,252,076
                                                            -------------      -------------      -------------      -------------

Loss from operations                                            (837,360)        (2,151,118)        (2,939,163)        (3,247,672)
Interest expense                                                (444,831)          (130,379)          (856,791)          (235,108)
Litigation settlements                                                --           (448,213)                --           (448,213)
Debt termination costs                                           (59,269)            (1,756)          (109,849)            (9,527)
                                                            -------------      -------------      -------------      -------------

Loss before income taxes                                      (1,341,460)        (2,731,466)        (3,905,803)        (3,940,520)

Income taxes                                                          --                800                800              1,600
                                                            -------------      -------------      -------------      -------------

Net loss                                                    $ (1,341,460)      $ (2,732,266)      $ (3,906,603)      $ (3,942,120)
                                                            =============      =============      =============      =============

Loss per common share:
   Basic and diluted                                        $      (0.21)      $      (0.19)      $      (0.37)      $      (0.29)
                                                            =============      =============      =============      =============

Common shares used in computing loss per common share:
   Basic and diluted                                          18,927,194         14,452,964         17,772,119         13,610,089

                         See accompanying notes to condensed consolidated financial statements.

                                                           3


                                                 TELENETICS CORPORATION
                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                             SIX MONTHS ENDED JUNE 30, 2001

                                                Preferred Stock             Common Stock
                                            -----------------------     --------------------        Equity
                                            Shares         Amount       Shares       Amount       Line Costs
                                            ------         ------       ------       ------       ----------
Balances at December 31, 2000
  (as reported)                                      --   $       --   16,434,611  $26,418,038   $(1,602,607)
Revaluation of warrants                                                               (527,206)      527,206
Expense equity line costs                                                                          1,075,401
                                            ------------  -----------  ----------- ------------  ------------
Balances at December 31, 2000
  (as restated)                                      --           --   16,434,611   25,890,832            --
Stock issued upon exercise of warrants                                  4,538,972      920,050
Stock issued upon conversion of preferred
  stock                                                                 4,414,295      808,603
Stock issued in satisfaction of debt                                      734,705      505,043
Stock issued as deposit on acquisition
  technology                                                              200,000      168,800
Stock issued for litigation settlement                                    200,000      156,200
Offering costs                                                                         (80,350)
Compensation for non-employee stock
  options and warrant                                                                  283,879
Amortization of unearned compensation                                                   (3,472)
Common stock issued for services                                           50,000       13,665
Warrants repriced in connection with debt
  transactions                                                                         719,279
Beneficial conversion feature of
  convertible debt                                                                   1,110,661
Warrants issued in connection with debt
  transactions                                                                         262,954
Beneficial conversion feature of
  convertible preferred stock                                                          706,333
Warrants repriced in connection with
  conversion of preferred
  stock (Note 9)                                                                     2,333,584
Net loss
                                            ------------  -----------  ----------- ------------  ------------
Balances at June 30, 2001                            --   $        -   26,572,583  $33,796,061   $        --
                                            ============  ===========  =========== ============  ============

                                        Subscriptions   Unearned    Accumulated
                                          Receivable  Compensation    Deficit           Total
                                        -------------- ----------- ---------------      -----
Balances at December 31, 2000
  (as reported)                           $(111,250)   $(568,275)   $(23,882,153)   $    253,753
Revaluation of warrants                                                                       --
Expense equity line costs                                             (1,075,401)             --
                                          ----------   ----------   -------------   -------------
Balances at December 31, 2000
   (as restated)                           (111,250)    (568,275)    (24,957,554)        253,753
Stock issued upon exercise of warrants                                                   920,050
Stock issued upon conversion of preferred
  stock                                                                                  808,603
Stock issued in satisfaction of debt                                                     505,043
Stock issued as deposit on acquisition
  technology                                                                             168,800
Stock issued for litigation settlement                                                   156,200
Offering costs                                                                           (80,350)
Compensation for non-employee stock
  options and warrant                                                                    283,879
Amortization of unearned compensation                    143,868                         140,395
Common stock issued for services                                                          13,665
Warrants repriced in connection with debt
  transactions                                                                           719,279
Beneficial conversion feature of
  convertible debt                                                                     1,110,661
Warrants issued in connection with debt
  transactions                                                                           262,954
Beneficial conversion feature of
  convertible preferred stock                                           (706,333)             --
Warrants repriced in connection with
  conversion of preferred
  stock (Note 9)                                                      (1,952,321)        381,263


Net loss                                                              (3,906,603)     (3,906,603)
                                          ------------ ----------   -------------   -------------
Balances at June 30, 2001                 $(111,250)   $(424,408)   $(31,522,811)   $  1,737,592
                                          ==========  ===========   =============   =============

                    See accompanying notes to condensed consolidated financial statements.


                                            TELENETICS CORPORATION
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                                    Six Months Ended June 30,
                                                                                      2001               2000
                                                                                  ------------      ------------
Cash flows from operating activities:
   Net loss                                                                       $(3,906,603)      $(3,942,120)
   Adjustments to reconcile net loss to net cash used in operations:
      Depreciation and amortization                                                   779,840           254,330
      Compensation for non-employee stock options                                     283,879           346,778
      Amortization of unearned employee stock compensation                            140,395           141,263
      Stock and warrants issued in connection with
        settlement of litigation                                                      156,200           448,213
      Stock and warrants issued for services                                           13,665            44,693
      Provision for doubtful accounts                                                  11,475            28,500
      Benefits from debt relief                                                            --             9,527
      Debt termination cost due repricing of warrants                                 109,849                --
   Changes in operating assets and liabilities, net of business acquisition:
        Accounts receivable                                                        (7,216,992)         (364,268)
        Inventories                                                                 2,446,273          (336,484)
        Prepaid expenses and other current assets                                     (21,482)         (234,650)
        Accounts payable                                                            4,246,835           221,831
        Accrued expenses                                                               84,216           147,943
        Advance payments from customers                                                15,691           (20,687)
                                                                                  ------------      ------------
Net cash used in operating activities                                              (2,856,759)       (3,255,131)
                                                                                  ------------      ------------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                         (22,069)         (185,771)
   Payments for business acquisitions                                                      --          (188,395)
   Payments for license of certain Motorola products                               (1,785,624)               --
   Cash acquired from sublicense of Motorola products                               1,465,000                --
   Patent and trademark costs                                                          (4,825)               --
   Other assets                                                                            --           (42,311)
   Amounts collected from (advanced to) related parties                                 4,778           (19,618)
                                                                                  ------------      ------------
Net cash used in investing activities                                                (342,740)         (436,095)
                                                                                  ------------      ------------

                    See accompanying notes to condensed consolidated financial statements.


                                  TELENETICS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                        (UNAUDITED)

                                                                 Six Months Ended June 30,
                                                                   2001               2000
                                                               ------------      ------------
Cash flows from financing activities:
Bank overdraft                                                     182,159            (8,789)
Net proceeds from (repayment of) revolving line of credit          262,397          (681,942)
Repayments of obligation under capital leases                      (19,134)               --
Repayments of long-term debt                                            --          (202,521)
Repayments of notes payable                                        (50,000)               --
Repayments of related party debt                                   (10,000)         (110,000)
Proceeds of promissory notes                                     2,266,000                --
Proceeds from exercise of warrants and options                     920,050                --
Proceeds from subordinated notes payable                                --           871,000
Proceeds from exercise of warrants and options                          --         2,576,567
Proceeds of common stock offerings                                      --         1,330,950
Dividends on preferred stock                                            --           (12,095)
Offering costs                                                          --           (70,030)
                                                               ------------      ------------
Net cash provided by financing activities                        3,551,472         3,693,140
                                                               ------------      ------------
Net increase in cash                                               351,973             1,914
Cash, beginning of period                                          144,690               645
                                                               ------------      ------------
Cash, end of period                                            $   496,663       $     2,559
                                                               ============      ============

          See accompanying notes to condensed consolidated financial statements.

                                            6


                                                 TELENETICS CORPORATION
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                       (UNAUDITED)
                                                                                                 Six Months Ended June 30,
                                                                                                   2001            2000
                                                                                                -----------     -----------
Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest                                                                                     $  292,026      $  197,268
                                                                                                ===========     ===========
   Income taxes                                                                                 $      800      $      800
                                                                                                ===========     ===========

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock upon conversion of preferred stock:
        Series A (2000)                                                                         $  808,603      $       --
        Series A (1999)                                                                                 --         775,976
        Series B                                                                                        --         249,106
        Series C                                                                                        --         550,000
                                                                                                -----------     -----------
                                                                                                $  808,603      $1,575,082
                                                                                                ===========     ============
Issuance of common stock upon conversion of debt                                                $  505,043      $  197,983
                                                                                                ===========     ===========
Issuance of common stock for services                                                           $   13,665      $  153,720
                                                                                                ===========     ===========
Issuance of common stock upon exercise of warrants pursuant
   to subscription agreements                                                                   $       --      $  121,875
                                                                                                ===========     ===========
Issuance of common stock for litigation settlements                                             $  156,200      $       --
                                                                                                ===========     ===========
Valuation of warrants issued in connection with debt transactions                               $  982,233      $   10,013
                                                                                                ===========     ===========
Subordinated promissory note issued in exchange for related party note payable                  $       --      $   62,500
                                                                                                ===========     ===========
Issuance of common stock in connection with acquisition                                         $  168,800      $2,070,000
                                                                                                ===========     ===========
Subordinated promissory note issued in connection with acquisition                              $       --      $  325,000
                                                                                                ===========     ===========
Issuance of common stock for services in connection with common stock
   offering in process                                                                          $       --      $  406,200
                                                                                                ===========     ===========
Beneficial conversion feature of convertible debt                                               $1,110,661      $       --
                                                                                                ===========     ===========
Imputed dividend in connection with conversion of Series A (2000) preferred stock               $2,658,654      $       --
                                                                                                ===========     ===========
Acquisition of inventory and equipment in connection with Motorola Sunrise Series
   agreement in exchange for debt                                                               $3,591,111      $       --
                                                                                                ===========     ===========
Sales of Sunrise Series products to Motorola in exchange for reduction of
   acquisition debt                                                                             $2,075,870      $       --
                                                                                                ===========     ===========
Inventory transferred in connection with Comtel Agreement in exchange for receivable            $3,228,800      $       --
                                                                                                ===========     ===========

                    See accompanying notes to condensed consolidated financial statements.

                                                      7

                             TELENETICS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

1.         BASIS OF PRESENTATION AND BUSINESS
           ----------------------------------

           The accompanying condensed consolidated financial statements have been prepared by Telenetics Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary to fairly state the financial position as of June 30, 2001 and the results of operations and cash flows for the related interim periods ended June 30, 2001 and 2000. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 or for any other period.

           The accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed on June 14, 2001 as part of Amendment No. 1 to the Company's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

2.         LIQUIDITY
           ---------

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

3.         ADJUSTMENTS TO PRIOR YEAR FINANCIAL STATEMENTS
           ----------------------------------------------

           The Company determined that it was not technically in compliance with certain provisions of its equity draw down facility at December 31, 2000. To date, lack of compliance with such provisions has not been cured or waived. Accordingly, the Company determined that the offering costs associated with entering into the contract underlying this facility should be expensed because of the uncertainty as to the Company's ability to utilize the equity line. The Company considers the amount associated with the offering costs to be material and therefore has restated its financial statements for the year ended December 31, 2000 to expense such offering costs. At December 31, 2000, after the $527,206 net effect of repricing warrants that were issued in connection with the equity line and were forfeitable at that date, these offering costs amounted to $1,075,401, including a remaining balance of $964,031 in the valuation of common stock and warrants issued in connection with the equity line. The impact of this restatement was to increase net loss from $10,829,507 to $11,904,908, net loss applicable to common shareholders from $10,869,435 to $12,150,901, and loss per share from $0.74 to $0.82, which per share computation also includes the preferred shareholder imputed dividend totaling $206,065 that resulted from the repricing of warrants in connection with the sale of preferred stock during 2000 that previously was inadvertently omitted. There is no impact on shareholders' equity as a result of this restatement.

4.         INVENTORIES
           -----------

           Inventories consist of the following:

                                                       June 30, 2001
                                                       -------------
           Raw materials                               $ 3,872,953
           Work-in-process                               1,106,364
           Finished goods                                  609,470
                                                       ------------
                                                       $ 5,588,787
                                                       ============

           Inventories at June 30, 2001 included approximately $1,457,000 in components acquired from Motorola pursuant to the Sunrise Series(TM) agreement.

5.         COMMITMENTS
           -----------

           MOTOROLA SUNRISE SERIES(TM) AGREEMENT
           -------------------------------------

           Effective as of October 25, 2000, the Company entered into a Manufacturing License and Distribution Agreement, or Motorola Agreement, with Motorola, Inc., through Motorola's Multiservice Networks Division. Under the terms of the Motorola Agreement, the Company obtained from Motorola a ten-year non-exclusive license to manufacture, market and further develop a series of Motorola commercial-grade analog and digital data transmission and network access products. The Company has chosen to distribute these products under the name Sunrise Series(TM) through a worldwide network of certified resellers, system integrators, partners, original equipment manufacturers and other distribution channels, many of which are part of a worldwide distribution network developed by Motorola in connection with sales of its products, including the commercial-grade analog and digital transmission and network access products that were licensed to us through the Motorola Agreement. In exchange for the license relating to the Sunrise Series(TM) products, the Company has agreed, among other things, to make royalty payments to Motorola on sales of the licensed products during the two-year period that began on December 29, 2000. Pursuant to this agreement, the Company acquired inventories with an approximate value of $5,000,000 and property and equipment with an approximate value of $543,000. The Company took delivery of these assets during the three months ended March 31, 2001. As of June 30, 2001, the Company had a remaining obligation under this agreement of approximately $1,680,000, which amount is included in accounts payable. Based on the Motorola Agreement, the Company entered in the Comtel Agreement, as described below, to facilitate the manufacture of products covered by the Motorola Agreement.

           COMTEL AGREEMENT
           ----------------

           On December 29, 2000, the Company entered into a Manufacturing Agreement, or the Comtel Agreement, with Comtel Electronics, Inc., a privately-held manufacturer based in Tustin, California. Under the Comtel Agreement, Comtel has agreed to act as a turnkey contract manufacturer of the majority of the Sunrise Series(TM) commercial-grade data transmission and network access products that the Company licenses from Motorola. As part of this arrangement, Comtel has agreed to perform component purchasing, full product assembly, testing and preparation for shipment of both base products, which are of a generic type and are identical, and final products, which are specially configured or modified to fill a particular customer order or need. The Company sold to Comtel $400,000 of the equipment that the Company purchased from Motorola for the purpose of manufacturing the Sunrise Series(TM) products. In addition, the Company is loaning to Comtel testing equipment needed in the manufacturing process. Through June 30, 2001 the Company had sold to Comtel a net of $3,228,801 of the inventory and components at cost that the Company purchased from Motorola. As of that date, $1,697,000 remained due to the Company pursuant to these sales. The Comtel Agreement provides that during each month beginning the third calendar month after commencement of manufacture of products by Comtel and continuing through the expiration or earlier termination of the Comtel Agreement, the Company will purchase from Comtel a minimum of $1,000,000 per month of Sunrise Series(TM) and other products manufactured by Comtel for the Company. The Comtel Agreement has an initial term of three years, expiring December 29, 2003, with automatic one-year renewals unless either party provides written notice of termination to the other party at least 180 days prior to the expiration of the then current term. As of June 30, 2001, $3,224,972 was due to Comtel from the Company as a result of product purchases.

6.         LITIGATION
           ----------

           The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

           On January 28, 2000 Aeris Communications, Inc., a California corporation, initiated an action in the United States District Court for the Northern District of California (Case No. C00-00328) against the Company alleging, among other things, patent infringement of two U. S. patents held by Aeris Communications. The alleged patent infringement relates to certain technology the Company acquired in connection with the acquisition of eflex Wireless, Inc. The court dismissed this action on June 28, 2000. However, on October 10, 2000 Aeris Communications filed a second action based on the same allegations (Case No. C00-3727). The Company intends to vigorously defend this second action. At this point, the Company cannot determinate what impact, if any, the ultimate resolution of this matter would have on the Company's financial position or results of operations.

           On June 27, 2000, Racon, Inc., a Washington corporation, and Daniel
A. Blattman initiated an action in the King County Superior Court in the State of Washington (Case No. 00-2-17912-OSEA) against the Company alleging, among other things, breach of contract and default on a promissory note arising out of the Asset Purchase Agreement dated April 21, 2000 between the Company and Racon. The complaint sought damages according to proof at trial in an amount not less than $50,000 with respect to Racon, and not less than $325,000 with respect to Mr. Blattman, plus an award of prejudgment and/or default interest and attorneys' fees. The Company recorded the liability for the $375,000 due under the Asset Purchase Agreement, but defended this action based on Racon's failure to deliver all of the assets acquired under the contract. The matter was settled in January 2001 by Racon delivering the remaining assets and the Company affirming its obligations under the contract. As of June 30, 2001, $325,000 remained due under the agreement and settlement, which amount is in default. Mr. Blattman has obtained a judgment in the King County Superior Court in the amount of $349,617 and has commenced proceedings to domesticate that judgment in California.

           On July 27, 2000, James R. Mills initiated an action in the United States District Court for the Northern District of Georgia (Atlanta) (Case No. 1:00-CV-1905-JEC) against Edward Didion, William Saunders, Terry Parker, eflex Wireless, Inc., Residential Utility Meter Services Inc., or RUMS, and Telenetics. eflex has been a subsidiary of Telenetics since January 2000. Messrs. Didion, Saunders and Parker are the former stockholders of eflex. Mr. Didion is a consultant to Telenetics, Mr. Saunders is a former advisor to the Company's board of directors, and Mr. Parker is a former director, President and Chief Executive Officer of the Company. Following a change in venue and a dismissal of some of Mr. Mills' claims, Mr. Mills filed a second amended complaint in the United States District Court for the Middle District of Florida (Tampa) (Case No. 8:00-CV-2283-T-27B) on March 7, 2001. The complaint relates to ownership rights and other actions taken regarding technology the Company acquired in the acquisition of eflex. The complaint includes allegations against RUMS for breach of contract and breach of fiduciary duty, allegations against Messrs. Saunders and Parker for tortious interference with property rights and contract, and allegations against Telenetics and eflex for breach of contract and successor liability. Based upon an agreement among Mr. Mills, RUMS and entities related to RUMS on the one hand and Messrs. Saunders and Parker and eflex on the other hand, Messrs. Saunders and Parker and eflex have some rights to indemnification by other parties to that agreement in connection with some of the allegations. Based upon the stock purchase agreement among the Company, eflex and Messrs. Saunders, Parker and Didion and John D. McLean, the Company's Chief Operating Officer, the Company has some rights to indemnification by Messrs. Saunders, Parker, Didion and McLean. The Company has reached an agreement in principal regarding a proposed settlement of this action that would require payments to be made by Messrs. Saunders, Parker and Didion but would not require payments to be made by the Company. However, as of August 9, 2001, definitive documentation and approval of the settlement had not been completed.

           On September 28, 2000, Coleman & Co. Securities, Inc. initiated an action before the American Arbitration Association (Case No. 13 113 00904 0) against the Company alleging, among other things, breach of contract for failure to issue shares of the Company's common stock in partial payment of a retainer, and the loss of profits that could have been realized on those shares during the year ended December 31, 2000. The contract at issue was for Coleman & Co. Securities, Inc. to be the exclusive investment advisor, private placement agent and investment banker for the Company, and obligated the Company to pay the retainer whether or not Coleman & Co. Securities, Inc. provided any actual services for the Company. The matter was settled by issuing the 50,000 shares of common stock at issue with a fair market value of $31,250, and executing a confession of judgment in the amount of $250,000, the liability for which has been fully recorded by the Company. The parties agreed that the confession of judgment could be satisfied by the issuance of 200,000 shares of the Company's common stock provided that those shares were included in a Form S-3 Registration Statement declared effective by the Securities and Exchange Commission no later than June 15, 2001. The parties also agreed that if the Registration Statement was declared effective by June 15, 2001 and the closing bid price for the Company's common stock was less than $1.00 on that date, there would be a cash price adjustment for the difference. The Registration Statement was declared effective on April 30, 2001, at which time the closing bid price was $0.52. As a result, the Company has an additional liability under this settlement of approximately $148,000 and a judgment has been entered against the Company in that amount in the Supreme Court of the State of New York (Index No. 111016/01).

7.         EARNINGS (LOSS) PER COMMON SHARE
           --------------------------------

           Basic earnings (loss) per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted from the dilutive potential effect of common stock instruments. Basic and diluted loss per share are the same for both periods presented because the effects of all common stock equivalents are anti-dilutive. To arrive at the basic loss applicable to common shareholders, the net loss for the six months ended June 30, 2001 has been adjusted by $2,658,654 for dividends during such period that were imputed to the beneficial conversion feature of the Company's Series A (2000) Convertible Preferred Stock and the repricing of warrants issued in connection with the Company's Series A
(1999) Convertible Preferred Stock.

           The following table illustrates the computation of basic and diluted loss per share:

                                                         Three Months         Three Months        Six Months          Six Months
                                                             Ended               Ended               Ended               Ended
                                                         June 30, 2001       June 30, 2000       June 30, 2001       June 30, 2000
                                                         -------------       -------------       -------------       -------------
NUMERATOR:
Net loss                                                 $(1,341,460)         $(2,732,266)       $(3,906,603)         $(3,942,120)
Less:   Preferred stock dividends                                 --                   --                 --              (12,095)
        Preferred stock beneficial conversion feature
           (Note 9)                                         (664,602)                  --           (706,333)                  --
        Warrants repriced in connection with sale of
           preferred stock (Note 9)                       (1,952,321)                  --         (1,952,321)                  --
                                                         ------------         ------------       ------------         ------------
Loss applicable to common shareholders                   $(3,958,383)         $(2,732,266)       $(6,565,257)         $(3,954,215)
                                                         ============         ============       ============         ============

DENOMINATOR:
Weighted average number of common shares outstanding
      during the period                                   18,927,194           14,452,964         17,772,119           13,610,089
                                                         ============         ============       ============         ============

Basic and diluted loss per share                         $     (0.21)         $     (0.19)       $     (0.37)         $     (0.29)
                                                         ============         ============       ============         ============

The computation of diluted loss per share excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants and the potential conversion of preferred stock because their effect was anti-dilutive due to losses incurred by the Company during the periods presented.

8.         CONVERTIBLE SUBORDINATED DEBENTURE OFFERINGS
           --------------------------------------------

           On January 2, 2001, the Company issued a 7% Convertible Subordinated Debenture due January 2, 2003 in the principal amount of $2,115,000 ("Dolphin Debenture") in a private offering to Dolphin Offshore Partners, L.P., a limited partnership that beneficially owns more than 5% of the outstanding shares of the Company's common stock ("Dolphin"). The Company incurred out-of-pocket offering costs for commissions and professional fees in the amount of $255,835 in connection with this issuance. The Dolphin Debenture initially bore interest at a rate of 7% per annum.

           At the election of the holder, the Dolphin Debenture may be converted into shares of the Company's common stock. The conversion price initially was $0.67 per share, which was at a discount to the market price of the Company's common stock on the date of issuance of the Dolphin Debenture. The Dolphin Debenture contains anti-dilution provisions under which the conversion price is to be adjusted upon a stock split, stock dividend, recapitalization or similar transactions, or upon issuance by the Company of common stock or securities convertible into or exchangeable for common stock at a price lower than the conversion price of the Dolphin Debenture. In most cases where the Company issues common stock or securities convertible into or exchangeable for common stock at a price per share that is lower than the conversion price of the Dolphin Debenture, the conversion price of the Dolphin Debenture is to be adjusted downward to the lower price. The Company may force conversion of the Dolphin Debenture after August 2, 2001 if at the time the Company desires to force conversion, the registration statement covering the shares of common stock underlying the Dolphin Debenture is effective and the average of the closing bid price per share for 20 consecutive trading days ending five days prior to the date of forced conversion is at least $2.00. If there is a change of control of the Company, the holder may elect to accelerate maturity of the Dolphin Debenture.

           In addition to issuing the Dolphin Debenture, on January 22, 2001, the Company issued a note in the principal amount of $325,000 to Dolphin in a private offering. The note's original interest rate was 12.0% per year. Principal and all accrued interest under the note originally were due
April 22, 2001 or upon any earlier demand by Dolphin.

           During the six months ended June 30, 2001, the Company defaulted on certain other promissory notes, which defaults caused the Company to be in default under the Dolphin Debenture. As of June 30, 2001, all of these defaults had been cured except for a default upon a $325,000 note, which default did not cause the Dolphin Debenture to be in default at that date. (See Note 10).

           Effective June 29, 2001, the Company entered into a note modification agreement with Dolphin. Under the agreement, Dolphin waived any default by the Company under the Dolphin Debenture that had occurred or may occur through September 30, 2001. In addition, interest rates and payment dates on the Dolphin Debenture and the two outstanding notes due to Dolphin were revised. Effective July 1, 2001, the interest rate of the Dolphin Debenture increased to 10.0% per annum, and the payment dates changed from semi-annual payments of interest in arrears on January 2 and July 2 of each year to quarterly payments in arrears on March 2, June 2, September 2 and December 2 of each year. If the Company does not make a quarterly interest payment within 15 days after it is due, then the interest rate for that quarterly period will be increased to 15.0% per annum. The maturity date of the $325,000 note was extended from April 22, 2001 to July 2, 2002. Also, the interest rate of the $325,000 note will increase from 12.0% to 15.0% per annum for the period from October 1, 2001 to December 31, 2001, and will increase from 15.0% to 18.0% per annum commencing on January 1, 2002. Effective July 1, 2001, the interest rate of a $250,000 note due to Dolphin increased from 10.0% to 15.0% per annum, and the Company may be eligible for a waiver of interest that is scheduled to accrue on that note from January 1, 2002 to April 10, 2002 if the Company prepays the outstanding principal balance of the note on or before April 1, 2002 after providing advance notice to Dolphin of the Company's intent to prepay the balance.

           The conversion feature of the Dolphin Debenture is characterized as a "beneficial conversion feature." Pursuant to Emerging Issues Task Force Issue No. 00-27, the Company has determined that the value of the beneficial conversion feature of the Dolphin Debenture is $943,858. Accordingly, the Company has discounted the balance of the Dolphin Debenture as of the date of issuance. The beneficial conversion feature is amortized from the date of issuance to the stated redemption date of January 2, 2003, of which $235,965 was amortized to interest expense during the six months ended June 30, 2001.

           In connection with the Dolphin Debenture offering, the Company issued to the placement agent five-year warrants ("Dolphin Placement Warrants") to purchase up to 350,000 shares of the Company's common stock at an initial exercise price of $0.80 per share. The Company has ascribed an estimated fair value to the Dolphin Placement Warrants in the aggregate amount of $172,262, based on the Black Scholes valuation and, accordingly, has capitalized this amount as deferred debt offering costs as of the date of issuance. Such deferred cost is recognized as additional interest expense over the life of the Dolphin Debenture, of which $43,065 was amortized to interest expense during the six months ended June 30, 2001.

           The Dolphin Placement Warrants contain anti-dilution provisions under which their exercise price and number of underlying shares of common stock are adjusted upon a stock split, stock dividend, recapitalization or similar transaction, or upon issuance by the Company of common stock or securities convertible into or exchangeable for common stock at a price lower than the exercise price of the Dolphin Placement Warrants. In cases where the Company issues securities convertible into or exchangeable for common stock at a price per share that is lower than the exercise price of the Dolphin Placement Warrants, the exercise price of the Dolphin Placement Warrants is to be adjusted downward to 120% of the lower price, and the number of shares underlying the Dolphin Placement Warrants is to be adjusted upward by multiplying the number of shares underlying the Dolphin Placement Warrants prior to the adjustment by the exercise price of the Dolphin Placement Warrants prior to the adjustment, and then dividing that product by the exercise price that results from the adjustment. As of June 30, 2001, the exercise price of the Dolphin Placement Warrants had been adjusted to $0.243 per share following the Company's issuance ("Dilutive Issuance") of shares of common stock at a price of $0.2027 per share upon conversion of shares of Series A (2000) Convertible Preferred Stock. The Company has ascribed an estimated fair value to the repricing of the Dolphin Placement Warrants in the aggregate amount of $369,208, based on the Black

Scholes valuation and, accordingly, has capitalized the additional valuation as deferred debt offering costs as of the date of such repricing. Such additional deferred cost is recognized as additional interest expense over the remaining life of the Dolphin Debenture, of which $19,432 was amortized to interest expense during the six months ended June 30, 2001.

           6.5% JUNIOR CONVERTIBLE SUBORDINATED DEBENTURES
           -----------------------------------------------

           On January 23, 2001, the Company issued a 6.5% Convertible Subordinated Debenture due January 23, 2001 ("6.5% Debenture") in the principal amount of $75,000 to Michael Taglich. The 6.5% Debenture bears interest at 6.5% per annum, which interest is payable on a quarterly basis. The Company incurred out-of-pocket offering cost for commissions and professional fees in the amount of $7,500 in connection with the issuance of the 6.5% Debenture. If the Company does not make a quarterly interest payment within 15 days after an interest payment date, the interest for such period will be increased to 15%.

           At the election of the holder, the 6.5% Debenture may be converted into shares of the Company's common stock. The conversion price initially was $0.68 per share, which conversion price was at a discount to the market price of the Company's common stock on the date of issuance of the 6.5% Debenture. The 6.5% Debenture contains anti-dilution provisions under which the conversion price is to be adjusted upon a stock split, stock dividend, recapitalization or similar transactions, or upon issuance by the Company of common stock or securities convertible into or exchangeable for common stock at a price lower than the conversion price of the 6.5% Debenture. In most cases where the Company issues common stock or securities convertible into or exchangeable for common stock at a price per share that is lower than the conversion price of the 6.5% Debenture, the conversion price of the 6.5% Debenture is to be adjusted downward to the lower price. The Company may force conversion of the Dolphin Debenture after August 23, 2001 if at the time the Company desires to force conversion, the registration statement covering the shares of common stock underlying the 6.5% Debenture is effective and the average of the closing bid price per share for 20 consecutive trading days ending five days prior to the date of forced conversion is at least $2.00. If there is a change of control of the Company, the holder may elect to accelerate maturity of the 6.5% Debenture.

           During the six months ended June 30, 2001, the Company defaulted on certain other promissory notes, which defaults caused the Company to be in default under the 6.5% Debenture. As of June 30, 2001, all of these defaults had been cured except for a default upon a $325,000 note, which default did not cause the 6.5% Debenture to be in default at that date. The holder of the 6.5% Debenture waived any default that had occurred or may occur through September 30, 2001. (See Note 10).

           The Company has determined that the value of the beneficial conversion feature of the 6.5% Debentures is $59,449 and, accordingly, has discounted the balance of the 6.5% Debentures as of the date of issuance. The beneficial conversion feature is amortized from the date of issuance to the stated redemption date of January 23, 2003, of which $11,432 was amortized to interest expense during the three months ended June 30, 2001.

           In connection with the offering of the 6.5% Debenture, the Company issued to the placement agent five-year warrants to purchase up to 11,209 shares of the Company common stock at an initial exercise price of $0.81 per share (the "Taglich II Warrants"). The Company has ascribed an estimated fair value to the Taglich II Warrants in the aggregate amount of $8,094, based on the Black Scholes valuation and, accordingly, has capitalized this amount as deferred debt offering costs as of the date of issuance. Such deferred cost is recognized as additional interest expense over the life of the 6.5% Debenture, of which $1,686 was amortized to interest expense during the six months ended June 30, 2001.

           The Taglich II Warrants contain anti-dilution provisions under which their exercise price and number of underlying shares of common stock are adjusted upon a stock split, stock dividend, recapitalization or similar transaction, or upon issuance by us of common stock or securities convertible into or exchangeable for common stock at a price lower than the exercise price of the Taglich II Warrants. In cases where we issue securities convertible into or exchangeable for common stock at a price per share that is lower than the exercise price of the Taglich II Warrants, the exercise price of the Taglich II Warrants is to be adjusted downward to 120% of the lower price, and the number of shares underlying the Taglich II Warrants is to be adjusted upward by multiplying the number of shares underlying the Taglich II Warrants prior to the adjustment by the exercise price of the Taglich II Warrants prior to the adjustment, and then dividing that product by the exercise price that results from the adjustment. As of June 30, 2001, the exercise price of the Taglich II Warrants had been adjusted to $0.243 per share following the Dilutive Issuance of shares of common stock at a price of $0.2027 per share upon conversion of shares of Series A (2000) Convertible Preferred Stock. The Company has ascribed an estimated fair value to the repricing of The Taglich II Warrants in the aggregate amount of $12,055, based on the Black Scholes valuation and, accordingly, has capitalized the additional valuation as deferred debt offering costs as the date of such repricing. Such additional deferred cost is recognized as additional interest expense over the remaining life of the 6.5% Debenture, of which $634 was amortized to interest expense during the six months ended June 30, 2001.

9.         CONVERSION OF SERIES A (2000) CONVERTIBLE PREFERRED STOCK
           ---------------------------------------------------------

           In October and November 2000, we issued a total of 110 shares of Series A (2000) Convertible Preferred Stock to 21 accredited investors in exchange for cash in the amount of $10.00 per share. Each share of Series A Convertible Preferred Stock initially was convertible into common stock at a conversion rate equal to $10,000 divided by the conversion price, where the conversion price is the lower of (a) the fixed conversion price, or $2.775, which represents 120% of the closing bid price of our common stock on October 31, 2000 and (b) the floating conversion price, which is the amount obtained by multiplying the conversion percentage, which initially was 80%, by the average of the lowest three closing bid prices of our common stock for the 20 trading days immediately prior to the date of conversion. On November 3, 2005, any shares of Series A (2000) Convertible Preferred Stock that remain outstanding automatically will convert into shares of common stock. In addition, if prior to that date the closing bid price of our common stock is at least $5.00 per share for 60 consecutive trading days, then all outstanding shares of our Series A
(2000) Convertible Preferred Stock automatically will convert into shares of common stock.

           The conversion feature is normally characterized as a "beneficial conversion feature." Pursuant to Emerging Issues Task Force No. 98-5 ("EITF 98-5"), the Company has determined the value of the beneficial conversion feature of the Series A (2000) Convertible Preferred Stock to be $835,000. The beneficial conversion feature is accreted as a dividend attributable to preferred shareholders from the date of issuance to the stated redemption date of November 3, 2005. Therefore, $83,461 has been accreted to retained earnings during the six months ended June 30, 2001, which has increased the net loss applicable to common shareholders in the calculation of basic and diluted loss per share.

           During May and June 2001, holders of 95 shares of Series A (2000) Convertible Preferred Stock exercised their conversion rights at prices ranging from $0.355 per common share to $0.2027 per common share. As of June 30, 2001, the aggregate number of shares of common stock issued upon this conversion was 4,414,295. This conversion also accelerated recognition of $622,872 of the initial valuation of the beneficial conversion feature, which has also been accreted to retained earnings during the six months ended June 30, 2001 and has also increased the net loss applicable to common shareholders in the calculation of basic and diluted loss per share.

           The Dilutive Issuance also triggered the repricing of warrants issued to investors in the Company's offering of Series A (1999) Preferred Stock (the "Taglich Investor Warrants") and the repricing of placement agent warrants issued in connection with that offering (the "Taglich Placement Warrants"). The Taglich Investor Warrants and Taglich Placement Warrants had previously been adjusted based upon earlier issuances of securities at offering or exercise prices that were below the exercise prices of the Taglich Investor Warrants and the Taglich Placement Warrants. As a result of the Dilutive Issuance, the number of shares of the Company's common stock issuable upon exercise of outstanding

Taglich Investor Warrants and Taglich Placement Warrants was increased to an aggregate of 5,958,462 shares, all at an exercise price of $0.2027, of which 4,538,972 were exercised as of June 30, 2001. The Company determined the incremental fair value of the repriced warrants attributable to the Dilutive Issuance to be $1,952,321, based on the Black Scholes valuation. The Company has recorded this incremental valuation as a dividend attributed to preferred shareholders and has accreted it to retained earnings during the six months ended June 30, 2001, which has further increased the net loss applicable to common shareholders in the calculation of basic and diluted loss per share. The aggregate dividend attributed to preferred shareholders during the six months ended June 30, 2001 as a consequence of the conversion of Series A (2000) Convertible Preferred Stock amounted to $2,575,193.

           In addition to the dividend impact, the conversion also caused the repricing of certain placement warrants in connection with debt offerings. The aggregate value of those repricings amounted to $381,263, which has been capitalized as additional debt offering costs to recognize additional interest expense over the remaining life of the related debt investments. (See Note 8).

10.        CONVERSION AND MODIFICATION OF DEBT
           -----------------------------------

           At April 1, 2001, the Company was in default in the repayment of principal of $107,700 of 10% Unsecured Promissory Notes due 2000 and $260,000 of 8% Convertible Subordinated Unsecured Promissory Notes due 2001. On April 28, 2001, the Company also became in default in the repayment of principal and interest under a $325,000 obligation that the Company had incurred in connection with a litigation settlement agreement that the Company had entered into with Racon, Inc. and Daniel A. Blattman. (See Note 6).

           The occurrence of the default under the Racon obligation caused a cross-default of covenants under the 7% Convertible Subordinated Debenture due January 2, 2003 in the principal amount of $2,115,000 and under the 6.5% Junior Convertible Subordinated Debenture due January 23, 2003 in the principal amount of $75,000, both of which debentures the Company had issued in private offerings in January 2001. (See Note 8). On May 15, 2001, the Company became in default in the repayment of principal under $662,500 of 10% Subordinated Unsecured Promissory Notes due 2001.

           As of June 30, 2001, the Company had cured all of these defaults other than the default under the $325,000 obligation to Racon, Inc. and Daniel A. Blattman. (See Note 6 as to Blattman). The Company also obtained waivers for all of these defaults and any that may occur through September 30, 2001. (See Note 8). The cures and waivers are described below and in Note 8 and involved conversions of debt into common stock and/or modifications in the terms of debt.

           In June 2001, the Company made an offer to sixteen holders of notes that were in default as to repayment of principal, which offer provided them with the option either to convert the balances of their notes into common stock and warrants or to extend the due date of their notes in exchange for the issuance of warrants to purchase common stock. Eleven holders of notes aggregating $410,700 converted the balances of their notes into an aggregate of 586,715 shares of common stock and received three-year warrants to purchase an aggregate of 82,140 shares of common stock at an exercise price of $0.70 per share and three-year warrants to purchase an aggregate of 82,140 shares of common stock at an exercise price of $1.00 per share. The Company has ascribed an estimated fair value of these warrants in the aggregate amount of $59,269 based on a Black Scholes valuation and accordingly has expensed this amount as debt termination costs. One holder of a note with a principal balance of $15,000 agreed to extend the due date of his note from September 30, 2000 to January 2, 2003 in exchange for a 2% increase from 10% to 12% per annum in the interest rate of the note and the issuance of a three-year warrant to purchase up to 3,000 shares of common stock at an exercise price of $1.00. The Company has ascribed an estimated fair value of this warrant in the amount of $1,005 based on a Black Scholes valuation and accordingly has discounted the balance of the extended note as of the date of extension and will amortize the discount amount as interest expense from that date to the extended due date of January 2, 2003.

           In June 2001, the Company made an offer to the four accredited investors who held an aggregate of $260,000 of 8% Convertible Subordinated Unsecured Promissory Notes due 2001 that were in default as to repayment of principal to extend the due date of the notes from March 15, 2001 to January 2, 2003 in exchange for a 2% increase in the interest rate of the notes and the issuance to each investor of a three-year warrant to purchase shares of common stock at an exercise price of $1.00. The Company repaid one of the notes, and the remaining three holders of notes aggregating $250,000 accepted the offer and received warrants to purchase an aggregate of 50,000 shares of common stock. The Company has ascribed an estimated fair value of these warrants in the aggregate amount of $22,325 based on a Black Scholes valuation and accordingly has discounted the balance of these notes as of the date of extension and will amortize the discount amount as interest expense from that date to the extended due date of January 2, 2003. Also, the notes became fully transferable and also became convertible into common stock at the rate of $0.70 per share until the earlier of March 31, 2002 or, if the Company's common stock trades at or above $1.40 for ten consecutive trading days, until the date, if any, that the Company elects to terminate the right to convert the note. The shares of common stock underlying the notes and the warrants bear piggyback registration rights. The conversion feature of the notes is normally characterized as a beneficial conversion feature. The Company has determined that the value of the beneficial conversion feature of the notes based on a Black Scholes valuation is $107,355 and accordingly has discounted the subordinated promissory notes balance as of the date of issuance. The beneficial conversion feature is amortized from the date of issuance to the extended due date of January 2, 2003. No amount has been accreted to interest expense for the beneficial conversion feature during the three months ended June 30, 2001.

11.        SUMMARY OF OUTSTANDING WARRANTS
           -------------------------------

           A summary of the activity of common stock purchase warrants is as follows:

                                                                                      WARRANT PRICE
                                                           NUMBER OF      -------------------------------------
                                                            SHARES             PER SHARE            TOTAL

       Balance outstanding, December 31, 2000               2,457,334     $   1.350 - 5.000     $    7,270,763
       Warrants issued in connection with
         debt securities                                      633,489         0.800 - 1.000            536,717
       Additional shares issuable under warrants
         as a result of anti-dilution adjustments           5,890,280         0.203 - 0.243                  -
       Warrants exercised                                  (4,538,972)            0.203               (920,050)
                                                       ---------------    ------------------    ---------------

       Balance outstanding, June 30, 2001                   4,442,131      $  0.203 - 5.000     $    6,887,430
                                                       ===============    =================     ===============

12.        REVOLVING LINE OF CREDIT
           ------------------------

           In April 1999, the Company secured a revolving line of credit with Celtic Capital Corporation. The line of credit bears interest at the greater of prime rate (7.0% at June 30, 2001) plus 3.0%, or 10.75% per annum, is collateralized by substantially all of the Company's assets and expires on November 28, 2001. The borrowing base under the line of credit is 80.0% of eligible accounts receivable up to a maximum borrowing of $1.0 million. As of June 30, 2001, the Company had borrowings of approximately $993,000 under the line of credit, and the Company had no effective additional availability under qualifying collateral.

13.        SUBSEQUENT EVENTS
           -----------------

           Subsequent to June 30, 2001, holders of warrants to purchase up to an aggregate of 471,814 shares of the Company's common stock exercised their warrants for an aggregate exercise price of $95,637.

           Also, the Company's board of directors agreed to issue an aggregate of 74,626 shares of common stock to the Company's non-employee directors in lieu of payment to them of approximately $50,000 in accrued fees and expenses.

           In addition, the Company settled trade accounts payable in the aggregate amount of $286,000 for a net amount of $108,000, which represents a discount of $178,000.

           In August 2001, the Company's stockholders ratified the adoption by the Company's board of directors of a 2001 Stock Option Plan authorizing the purchase of up to 3,000,000 shares of common stock and a 2001 Employee Stock Purchase Plan authorizing the purchase of up to 500,000 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

           Telenetics Corporation designs, produces and distributes wired and wireless data transmission and network access products and customer-specific communications products for customers around the world. The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. This report and our consolidated financial statements and notes to consolidated financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. You can identify forward-looking statements generally by the use of forward-looking terminology such as "believes," "expects," "may," "will," "intends," "plans," "should," "could," "seeks," "pro forma," "anticipates," "estimates," "continues," or other variations of those terms, including their use in the negative, or by discussions of strategies, opportunities, plans or intentions. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

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

RESULTS OF OPERATIONS

      COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 AND THREE MONTHS ENDED JUNE 30, 2000

           The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                    Three Months Ended June 30,
                                                      2001            2000
                                                      ----            ----
Net sales........................................     100.0%          100.0%
Cost of sales....................................      77.5            65.6
                                                     -------         -------

Gross profit.....................................      22.5            34.4
Operating expenses:
   Selling, general and administrative...........      27.5           142.8
   Engineering and product development...........       6.7            51.4
Loss from operations.............................     (11.7)         (159.8)
Interest expense.................................      (6.2)           (9.7)
Litigation settlements...........................       --            (33.3)
Debt termination costs...........................      (0.8)           (0.1)
                                                     -------         -------

Net loss.........................................     (18.7)%        (202.9)%
                                                     =======         =======

           NET SALES. Net sales for the three months ended June 30, 2001 were $7.2 million as compared to $1.3 million for the three months ended June 30, 2000, an increase of $5.8 million or approximately 432.5%. The increase in net sales primarily was a result of sales of our Sunrise Series(TM) data transmission and network access products and was partially offset by decreased sales of our Omega(TM) wireless communications products to Duquesne Light Company through our subcontractor, Sargent Electric, and decreased sales generated by our Traffic Management Systems Division.

           GROSS PROFIT. Gross profit decreased as a percentage of net sales by 11.9% to 22.5% for the three months ended June 30, 2001 as compared to 34.4% for the same period in 2000. This decrease primarily was due to approximately $2.0 million of pass-through sales to Motorola's Multiservice Networks Division at less than 9.0% gross margin and also due to reduced sales from our Traffic Management Systems Division, which sales carry higher gross margins. Pass-through sales to Motorola's Multiservice Networks Division will decrease substantially in the quarter ending September 30, 2001 and will be discontinued thereafter. The cost of sales increased by $4.7 million or approximately 528.7% to approximately $5.6 million during the three months ended June 30, 2001 from $900,000 during the three months ended June 30, 2000. The increase in cost of sales resulted primarily from the increase in the volume of sales.

           SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by approximately $49,000 or approximately 2.5%, to $2.0 million during the three months ended June 30, 2001 from $1.9 million during the three months ended June 30, 2000, and decreased as a percentage of net sales from approximately 142.8% during the three months ended June 30, 2000 to approximately 27.5% during the three months ended June 30, 2001. The decrease in expenses resulted primarily from a decrease in legal and accounting professional services expenses that was partially offset by start-up costs associated with our new Sunrise Series(TM) product line and an increase in reserve for bad debts. In December 2000, we obtained from Motorola, Inc. a license to manufacture, market and further develop a series of Motorola commercial grade analog and digital data transmission and network access products that we distribute under the name Sunrise Series(TM).

           ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses decreased by $210,000 or approximately 30.4% to $482,000 during the three months ended June 30, 2001 from $692,000 during the three months ended June 30, 2000, and decreased as a percentage of sales from approximately 51.4% during the three months ended June 30, 2000 to approximately 6.7% during the three months ended June 30, 2001. This decrease in engineering and product development expenses primarily was attributable to the inclusion as start-up costs in selling, general and administrative expenses of engineering personnel that were devoted to supporting the start-up of the Sunrise Series(TM) product line. Engineering and product development expenses during the three months ended June 30, 2001 include $118,000 in amortization for deferred compensation arrangements in connection with the eflex acquisition.

           INTEREST EXPENSE. Interest expense during the three months ended June 30, 2001 increased by $314,000 or approximately 241.2% to $445,000 or 6.2% of net sales from $130,000 or 9.7% of net sales during the same period for 2000. This increase in interest expense primarily was attributable to non-cash interest expense related to various debt instruments. Amortization of the beneficial value ascribed to conversion rights of debt instruments was approximately $125,000, and amortization of the value of warrants issued in connection with debt instruments was approximately $160,000.

           LITIGATION SETTLEMENTS. There was no expense for litigation settlements in the three months ended June 30, 2001 as compared to an expense of $448,000 for the three months ended June 30, 2000. The expense in the three months ended June 30, 2000 was attributable to the Drake and Drummond settlement, which settlement was paid with 50,000 shares of common stock that had a fair market value of $201,550 and warrants to purchase up to 200,000 shares of common stock at an exercise price of $5.00 per share.

           DEBT TERMINATION COSTS. Debt termination costs were $59,000 during the three months ended June 30, 2001 as compared to $2,000 during the three months ended June 30, 2000. Debt termination costs in the three months ended June 30, 2001 were primarily attributable to the valuation ascribed to warrants issued in connection with the conversion of debt instruments to common stock.

           NET LOSS. Net loss for the three months ended June 30, 2001 was approximately $1.3 million or approximately 18.7% of net sales as compared to net loss of $2.7 million or 203% of net sales for the three months ended June 30, 2000. The decrease in net loss primarily was due to increased gross profit associated with the increase in net sales.

      COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 AND SIX MONTHS ENDED JUNE 30, 2000

           The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                  Six Months Ended June 30,
                                                   2001               2000
                                                   -----            ------
Net sales........................................  100.0%            100.0%
Cost of sales....................................   77.8              66.0
                                                   -----            ------

Gross profit.....................................   22.2              34.0
Operating expenses:
   Selling, general and administrative...........   43.4              80.7
   Engineering and product development...........   11.1              29.3
                                                   -----            ------
Loss from operations.............................  (32.3)            (76.0)
Interest expense.................................   (9.4)             (5.5)
Litigation settlements ..........................    --              (10.5)
Debt termination costs...........................   (1.2)             (0.2)
                                                   ------           -------

Net loss.........................................  (42.9)%           (92.2)%
                                                   ======            ======

           NET SALES. Net sales for the six months ended June 30, 2001 were $9.1 million as compared to $4.3 million for the six months ended June 30, 2000, an increase of $4.8 million or approximately 113.0%. The increase in net sales primarily was a result of sales of our Sunrise Series(TM) data transmission and network access products and was partially offset by decreased sales of our Omega(TM) wireless communications products to Duquesne Light Company through our subcontractor, Sargent Electric, and decreased sales generated by our Traffic Management Systems Division.

           GROSS PROFIT. Gross profit decreased as a percentage of net sales by 11.8% to 22.2% for the six months ended June 30, 2001 as compared to 34.0% for the same period in 2000. This decrease primarily was due to approximately $2.2 million of pass-through sales to Motorola's Multiservice Networks Division at less than 9.0% gross margin and also due to reduced sales from our Traffic Management Systems Division, which sales carry higher gross margins. Pass-through sales to Motorola's Multiservice Networks Division will decrease substantially in the quarter ending September 30, 2001 and will be discontinued thereafter. The cost of sales increased by $4.3 million or approximately 150.9% to approximately $7.1 million during the six months ended June 30, 2001 from $2.8 million during the six months ended June 30, 2000. The increase in cost of sales resulted primarily from the increase in the volume of sales.

           SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by approximately $506,000 or approximately 14.7% to $3.9 million during the six months ended June 30, 2001 from $3.4 million during the six months ended June 30, 2000, and decreased as a percentage of net sales from approximately 80.7% during the six months ended June 30, 2000 to approximately 43.4% during the six months ended June 30, 2001. The increase in expenses resulted primarily from start-up costs of $450,000 associated with our new Sunrise Series(TM) product line, which partially were offset by a decrease in legal and accounting professional services expenses. In December 2000, we obtained from Motorola, Inc. a license to manufacture, market and further develop a series of Motorola commercial grade analog and digital data transmission and network access products, which we distribute under the name Sunrise Series(TM).

           ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses decreased by $243,000 or approximately 19.4% to $1.0 million during the six months ended June 30, 2001 from $1.25 million during the six months ended June 30, 2000, and decreased as a percentage of sales from approximately 29.3% during the six months ended June 30, 2000 to approximately 11.1% during the six months ended June 30, 2001. This decrease in engineering and product development expenses primarily was attributable to the inclusion as start-up costs in selling, general and administrative expenses of engineering personnel that were devoted to supporting the start-up of the Sunrise Series(TM) product line. Engineering and product development expenses during the six months ended June 30, 2001 include $236,000 in amortization for deferred compensation arrangements in connection with the eflex acquisition.

           INTEREST EXPENSE. Interest expense during the six months ended June 30, 2001 increased by $622,000 or approximately 264.4% to $857,000 or 9.4% of net sales from $235,000 or 5.5% of net sales during the same period for 2000. This increase in interest expense primarily was attributable to non-cash interest expense related to various debt instruments. Amortization of the beneficial value ascribed to conversion rights of debt instruments was approximately $247,000, and amortization of the value of warrants issued in connection with debt instruments was approximately $313,000.

           LITIGATION SETTLEMENTS. There was no expense for litigation settlements in the six months ended June 30, 2001 as compared to an expense of $448,000 for the six months ended June 30, 2000. The expense in the six months ended June 30, 2000 was attributable to the Drake and Drummond settlement, which settlement was paid with 50,000 shares of common stock that had a fair market value of $201,550 and warrants to purchase up to 200,000 shares of common stock at an exercise price of $5.00 per share.

           DEBT TERMINATION COSTS. Debt termination costs were $110,000 during the six months ended June 30, 2001, as compared to $10,000 during the six months ended June 30, 2000. Debt termination costs in the six months ended June 30, 2001 primarily were attributable to the valuation ascribed to warrants issued in connection with the conversion of debt instruments to common stock.

           NET LOSS. Net loss for the six months ended June 30, 2001 was approximately $3.9 million or approximately 42.9% of net sales as compared to net loss of $3.9 million or 92.2% of net sales for the six months ended June 30, 2000. The decrease in net loss as a percentage of net sales primarily was due to increased net sales.

LIQUIDITY AND CAPITAL RESOURCES

           During the six months ended June 30, 2001, we financed our operations and capital expenditures primarily through proceeds from private placements of stock as explained below and proceeds under our revolving line of credit. As of August 10, 2001, we had approximately $6.8 million in backlog orders for our products, which orders were due in large part to our Sunrise Series(TM) products. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. The typical duration from receipt of a purchase order or other purchase commitment to shipment of the products ordered to the customer ranges from three to eight weeks depending upon the size of the order. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

           As of June 30, 2001, we had a working capital deficiency of approximately $731,000 and an accumulated deficit of approximately $32.0 million. As of that date, we had a net bank overdraft of $202,000 and approximately $3.8 million in accounts receivable, excluding approximately $1,700,000 due from Comtel. We also had promissory notes and a line of credit outstanding in the aggregate amount of approximately $4,950,000 (stated net of unamortized $756,000 in valuation discounts) as of June 30, 2001, of which $530,000 was due to related parties. A promissory note in the principal amount of $325,000 was in default as of June 30, 2001.

           Net cash used in our operating activities amounted to approximately $2.9 million during the six months ended June 30, 2001. This primarily was attributable to the net loss of $3.9 million, which was offset by non-cash charges of $156,000 of litigation settlements, $780,000 of depreciation and amortization and $424,000 of compensation relating to stock options. Changes in assets and liabilities are primarily a function of an increase in accounts payable and inventory, partially offset by accounts receivable.

           Net cash used in our investing activities amounted to $343,000 during the six months ended June 30, 2001. This primarily was attributable to payments of $1.8 million in connection with acquiring the license to manufacture certain Motorola products less $1.5 million received in connection with the sublicense of the manufacturing of those products.

           Net cash provided by financing activities amounted to $3.6 million during the six months ended June 30, 2001. This primarily was attributable to the proceeds from the sale of promissory notes of $2.3 million and debentures and proceeds from the exercise of options and warrants.

           In April 1999, we secured a revolving line of credit with Celtic Capital Corporation. The line of credit bears interest at the greater of prime rate (7.0% at June 30, 2001) plus 3.0%, or 10.75% per annum, is collateralized by substantially all of our assets and expires on November 28, 2001. The borrowing base under the line of credit is 80.0% of eligible accounts receivable up to a maximum borrowing of $1.0 million. As of June 30, 2001, we had borrowings of approximately $993,000 under the line of credit, and we had no effective additional availability under qualifying collateral. We currently are working toward identifying and obtaining a new line of credit that would replace our existing line of credit with Celtic Capital Corporation.

           In January 2001, we issued a 7% Convertible Subordinated Debenture due January 2, 2003 in the principal amount of $2,115,000 to Dolphin in a private offering. The holder may convert the debenture into common stock at any time. We may force conversion of the debenture after August 2, 2001 if at the time we desire to force conversion, the registration statement of which this prospectus is a part is effective and the average of the closing bid price per share for 20 consecutive trading days ending five days prior to the date of forced conversion is at least $2.00.

           In addition, in January 2001 we issued a note in the principal amount of $325,000 to Dolphin in a private offering. The note's original interest rate was 12.0% per year. Principal and all accrued interest under the note originally were due April 22, 2001 or upon any earlier demand by Dolphin. Effective June 29, 2001, we entered into a note modification agreement with Dolphin. Under the agreement, Dolphin waived any default by us under the 7% Convertible Subordinated Debenture that had occurred or may occur through September 30, 2001. In addition, interest rates and payment dates on the debenture and the two outstanding notes due to Dolphin were revised. Effective July 1, 2001, the interest rate of the 7% Convertible Subordinated Debenture increased to 10.0% per annum, and the payment dates changed from semi-annual payments of interest in arrears on January 2 and July 2 of each year to quarterly payments in arrears on March 2, June 2, September 2 and December 2 of each year. The maturity date of the $325,000 note was extended from April 22, 2001 to July 2, 2002. Also, the interest rate of the $325,000 note will increase from 12.0% to 15.0% per annum for the period from October 1, 2001 to December 31, 2001, and will increase from 15.0% to 18.0% per annum commencing on January 1, 2002. Effective July 1, 2001, the interest rate of the $250,000 note increased from 10.0% to 15.0% per annum, and we may be eligible for a waiver of interest that is scheduled to accrue on that note from January 1, 2002 to April 10, 2002 if we prepay the outstanding principal balance of the note on or before April 1, 2002 after providing advance notice to Dolphin of our intent to prepay the balance.

           In January 2001, we issued a 6.5% junior convertible subordinated debenture due January 23, 2003 in the principal amount of $75,000 to one accredited investor. The holder may convert the debenture into common stock at any time. We may force conversion of the debenture after August 23, 2001 if at the time we desire to force conversion, the registration statement of which this prospectus is a part is effective and the average of the closing bid price per share for 20 consecutive trading days ending five days prior to the forced conversion is at least $2.00. The holder of the 6.5% Debenture waived any default that had occurred or may occur through September 30, 2001.

           In June 2001, we agreed with three accredited investors who held an aggregate of $250,000 of 8% Convertible Subordinated Unsecured Promissory Notes due 2001 to extend the due date of the notes from March 15, 2001 to January 2, 2003 in exchange for a 2% increase in the interest rate of the notes and the issuance to the investors of three-year warrants to purchase up to an aggregate of 50,000 shares of common stock at an exercise price of $1.00. Also, the notes became fully transferable and also became convertible into common stock at the rate of $0.70 per share until the earlier of March 31, 2002 or, if our common stock trades at or above $1.40 for ten consecutive trading days, until the date, if any, that we elect to terminate the right to convert the note. The shares of common stock underlying the notes and the warrants bear piggyback registration rights. The aggregate amount of notes remaining outstanding as of June 30, 2001 was $260,000, less unamortized warrant valuation of $130,000.

           The cash proceeds from the above offerings, together with current and anticipated borrowings under our line of credit with Celtic Capital Corporation and under the line of credit we are working to identify and obtain, have been, and will continue to be, used as working capital to fund research and development costs associated with our products, costs associated with manufacturing and marketing such products and costs associated with our anticipated growth and expansion. Historically, we have relied upon cash from financing activities to fund most of the cash requirements of our operating and investing activities. Although we have been able to generate some cash from our operating activities in the past, there is no assurance we will be able to continue to do so in the future.

           While we believe that cash flow from operations and our financing available through the line of credit we are working to identify and obtain will be adequate to fund our continuing operations for the next twelve months, we further believe that additional sources of liquidity through debt and/or equity financing may be required to fund our plans to exploit the license we obtained from Motorola Inc. relating to our commercial analog and digital data transmission and network access products, to further develop and exploit the proprietary wireless technology we acquired in our acquisition of eflex Wireless, Inc., and to fund other plans for future growth. We currently do not have any commitments for additional financing or for a replacement line of credit. Any future financing may not be available on a timely basis, in sufficient amounts or on terms acceptable to us. Any future financing may also cause significant dilution to existing shareholders.

           On April 3, 2001, we received a notice from Nasdaq that our common stock had failed to maintain the required minimum bid price of $1.00 per share over a period of 30 consecutive trading days. Nasdaq provided us with 90 calendar days, or until July 2, 2001, to regain compliance with this requirement. We did not regain compliance with the minimum bid price requirement prior to July 2, 2001, and we requested an oral hearing before the Nasdaq Listing Qualifications Panel to appeal Nasdaq's determination to delist our common stock as a result of our non-compliance with this requirement. The hearing is scheduled for August 23, 2001.

           On April 24, 2001, we received a notice from Nasdaq that we no longer were in compliance with Nasdaq Marketplace Rule 4310(c)(2)(B), which rule requires us to have a minimum of $2,000,000 in net tangible assets, or a market capitalization of $35,000,000, or $500,000 of net income for the most recently completed fiscal year or for two of the three most recently completed fiscal years. As a result, Nasdaq asked us to provide them with our specific plan to achieve and sustain compliance with all of the Nasdaq SmallCap Market listing requirements. After receiving our plan, Nasdaq notified us on July 11, 2001 that the net tangible assets deficiency would be considered as a basis for delisting at the August 23, 2001 hearing. If our appeal to Nasdaq for relief from the listing requirements is unsuccessful, our common stock will be delisted from trading by the Nasdaq SmallCap Market. If delisting occurs, the ability of any potential or future investors to achieve liquidity from our common stock could be severely limited, which could inhibit, if not preclude, our ability to raise additional working capital on acceptable terms, if at all.

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

           We have incurred net losses in each fiscal year since our inception, with the exception of the fiscal year ended March 31, 1998, in which we realized nominal net income of $94,000. We realized a net loss of $1.1 million for the twelve months ended December 31, 1999, as compared to incurring a net loss of $204,000 for the twelve months ended December 31, 1998. For the year ended December 31, 2000, we reported a net loss of approximately $11.9 million. For the six months ended June 30, 2001, we reported a net loss of approximately $3.9 million. Our accumulated deficit through June 30, 2001 was approximately $31.5 million, and as of that date we had a total shareholders' equity of approximately $1.7 million. We expect that our losses may continue further into the future. There is no assurance that we will attain profitable operations in the future. If we are unable to do so, there may be a material adverse effect on our cash flows, which could cause us to violate covenants under our credit facility and could impede our ability to raise capital through debt or equity financing to the extent needed for our continued operations or for planned expansion. Consequently, future losses may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

WE MAY NEED AND BE UNABLE TO OBTAIN ADDITIONAL FUNDING ON SATISFACTORY TERMS, WHICH COULD INTERFERE WITH OUR EXISTING AND PLANNED OPERATIONS, DILUTE OUR SHAREHOLDERS OR IMPOSE BURDENSOME FINANCIAL RESTRICTIONS ON OUR BUSINESS.

           Historically, we have relied upon cash from financing activities to fund most of the cash requirements of our operating and investing activities. Although we have been able to generate some cash from our operating activities in the past, there is no assurance we will be able to continue to do so in the future. While we believe that cash flow from operations and our financing available through the line of credit we are working to identify and obtain will be adequate to fund our continuing operations for the next twelve months, we further believe that additional sources of liquidity through debt and/or equity financing may be required to fund our plans to exploit the license we obtained from Motorola Inc. relating to our commercial analog and digital data transmission and network access products, to further develop and exploit the proprietary wireless technology we acquired in our acquisition of eflex Wireless, Inc., and to fund other plans for future growth. We currently do not have any commitments for additional financing or for a replacement line of credit. Any future financing may not be available on a timely basis, in sufficient amounts or on terms acceptable to us.

           Any future financing also may substantially dilute existing shareholders. Any debt financing or other financing of securities senior to common stock will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

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

           On April 3, 2001, we received a notice from Nasdaq that our common stock had failed to maintain the required minimum bid price of $1.00 per share over a period of 30 consecutive trading days. Nasdaq provided us with 90 calendar days, or until July 2, 2001, to regain compliance with this requirement. We did not regain compliance with the minimum bid price requirement prior to July 2, 2001, and we requested an oral hearing before the Nasdaq Listing Qualifications Panel to appeal Nasdaq's determination to delist our common stock as a result of our non-compliance with this requirement. The hearing is scheduled for August 23, 2001.

           On April 24, 2001, we received a notice from Nasdaq that we no longer were in compliance with Nasdaq Marketplace Rule 4310(c)(2)(B), which rule requires us to have a minimum of $2,000,000 in net tangible assets, or a market capitalization of $35,000,000, or $500,000 of net income for the most recently completed fiscal year or for two of the three most recently completed fiscal years. As a result, Nasdaq asked us to provide them with our specific plan to achieve and sustain compliance with all of the Nasdaq SmallCap Market listing requirements. After receiving our plan, Nasdaq notified us on July 11, 2001 that the net tangible assets deficiency would be considered as a basis for delisting at the August 23, 2001 hearing. If our appeal to Nasdaq for relief from the listing requirements is unsuccessful, our common stock will be delisted from trading by the Nasdaq SmallCap Market. If delisting occurs, trading in shares of our common stock could decrease substantially or cease altogether, the market price of our common stock could decline further, potentially to zero, and our shareholders could lose some or all of their investment.

OUR INABILITY OR THE INABILITY OF OUR CONTRACTORS TO SHIP ORDERS ON A TIMELY BASIS COULD DAMAGE OUR RELATIONSHIPS WITH CUSTOMERS, RESELLERS AND DISTRIBUTORS AND REQUIRE US TO MAKE EXPENSIVE AND TIME-CONSUMING EFFORTS TO REMEDY THE INABILITY.

           We have experienced and are currently experiencing problems associated with under-capitalization and engineering and production delays, including the inability to ship products in a timely manner. In an effort to minimize these problems, we have entered into agreements with third-party contract manufacturers for some component and circuit board assembly and testing functions and have developed strategic relationships with several qualified and reliable local assembly houses. A failure by our contract manufacturers and assemblers to fulfill their obligations to us could cause delays in production and shipment of many of our products. Delays in production and shipment could cause customers to cancel a portion or all of their orders and could damage our relationships with our customers, resellers and distributors, which in turn could cause us to lose existing customers or prevent us from obtaining new customers. Further, if our contract manufacturers become unable or unwilling to fulfill their obligations to us due to our undercapitalization or due to their own financial difficulties or other circumstances beyond our control, we could be required to undertake expensive and time-consuming efforts to transition the contracted services to other qualified contractors or to our own facilities. Accordingly, the failure to deliver products on time could have a material adverse affect on our business, prospects, financial condition, results of operations and cash flows.

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

           As of August 10, 2001, we had approximately $6.8 million in backlog orders for our products, which orders were due in large part to our Sunrise Series(TM) products. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. The typical duration from receipt of a purchase order or other purchase commitment to shipment of the products ordered to the customer ranges from six to eight weeks depending upon the size of the order. However, there can be no assurance that we will be successful in fulfilling orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

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

OUR STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY THAT COULD RESULT IN LITIGATION AGAINST US.

           The trading prices of our common stock have in the past been, and will continue in the future to be, subject to wide fluctuations in response to quarter-to-quarter variations in our operating results, material announcements of technological innovations, price reductions, significant customer orders or establishment of strategic partnerships by us or our competitors or providers of alternative products, general conditions in the data transmission and network access products and customer-specific communications products industries, or other events or factors, many of which are beyond our control. In addition, the stock market as a whole and individual stocks have experienced extreme price and volume fluctuations, which have often been unrelated to the performance of the related corporations. In fact, during the quarter ended June 30, 2001, the high and low closing prices of our common stock were $1.08 and $0.23, respectively. If our operating results in future quarters fall below the expectations of market makers, securities analysts and investors, the price of our common stock will likely decline, perhaps substantially. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has occurred against the issuing company. There can be no assurance that such litigation will not occur in the future. This type of litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. Any adverse determination in this type of litigation could also subject us to substantial liabilities.

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

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

           On January 28, 2000, Aeris Communications, Inc., a California corporation, initiated an action in the United States District Court for the Northern District of California (Case No. C00-00328) against Telenetics alleging, among other things, patent infringement of two United States patents held by Aeris Communications. The alleged patent infringement related to technology we acquired in our acquisition of eflex. The court dismissed this action on June 28, 2000. However, on October 10, 2000 Aeris filed a second action based on the same allegations (Case No. C00-3727). We intend to vigorously defend this second action. At this point, we cannot determine what impact, if any, that the ultimate resolution of this matter would have on our financial position or results of operations.

           On June 27, 2000, Racon, Inc., a Washington corporation, and Daniel
A. Blattman initiated an action in the King County Superior Court in the State of Washington (Case No. 00-2-17912-OSEA) against Telenetics alleging, among other things, breach of contract and default on a promissory note arising out of the Asset Purchase Agreement dated April 21, 2000 between Telenetics and Racon. The complaint sought damages according to proof at trial in an amount not less than $50,000 with respect to Racon, and not less than $325,000 with respect to Mr. Blattman, plus an award of prejudgment and/or default interest and attorneys' fees. We recorded the liability for the $375,000 due under the Asset Purchase Agreement, but defended this action based on Racon's failure to deliver all of the assets acquired under the contract. The matter was settled in January 2001 by Racon delivering the remaining assets and Telenetics affirming its obligations under the contract. As of June 30, 2001, $325,000 remained due under the agreement and settlement, which amount is in default. Mr. Blattman has obtained a judgment in the King County Superior Court in the amount of $349,617 and has commenced proceedings to domesticate that judgment in California.

           On July 27, 2000, James R. Mills initiated an action in the United States District Court for the Northern District of Georgia (Atlanta) (Case No. 1:00-CV-1905-JEC) against Edward Didion, William Saunders, Terry Parker, eflex Wireless, Inc., Residential Utility Meter Services Inc., or RUMS, and Telenetics. eflex has been a subsidiary of Telenetics since January 2000. Messrs. Didion, Saunders and Parker are the former stockholders of eflex. Mr. Didion is a consultant of Telenetics, Mr. Saunders is a former advisor to our board of directors, and Mr. Parker is a former director and former President and Chief Executive Officer of Telenetics. Following a change in venue and a dismissal of some of Mr. Mills' claims, Mr. Mills filed a second amended complaint in the United States District Court for the Middle District of Florida (Tampa) (Case No. 8:00-CV-2283-T-27B) on March 7, 2001. The complaint relates to ownership rights and other actions taken regarding technology we acquired in our acquisition of eflex. The complaint includes allegations against RUMS for breach of contract and breach of fiduciary duty, allegations against Messrs. Saunders and Parker for tortious interference with property rights and contract, and allegations against Telenetics and eflex for breach of contract and successor liability. Based upon an agreement among Mr. Mills, RUMS and entities related to RUMS on the one hand and Messrs. Saunders and Parker and eflex on the other hand, Messrs. Saunders and Parker and eflex have some rights to indemnification by other parties to that agreement in connection with some of the allegations. Based upon the stock purchase agreement among Telenetics, eflex and Messrs. Saunders, Parker and Didion and John D. McLean, our Chief Operating Officer, Telenetics has some rights to indemnification by Messrs. Saunders, Parker, Didion and McLean. We have reached an agreement in principal regarding a proposed settlement of this action that would require payments to be made by Messrs. Saunders, Parker and Didion but would not require payments to be made by us. However, as of August 9, 2001, definitive documentation and approval of the settlement had not been completed.

           On September 28, 2000, Coleman & Co. Securities, Inc. initiated an action before the American Arbitration Association (Case No. 13 113 00904 0) against Telenetics alleging, among other things, breach of contract for failure to issue shares of our common stock in partial payment of a retainer, and the loss of profits that could have been realized on those shares during the year ended December 31, 2000. The contract at issue was for Coleman & Co. Securities, Inc. to be the exclusive investment advisor, private placement agent and investment banker for Telenetics, and obligated us to pay the retainer whether or not Coleman & Co. Securities, Inc. provided any actual services for us. The matter was settled by us issuing the 50,000 shares of common stock at issue with a fair market value of $31,250, and executing a confession of judgment in the amount of $250,000, the liability for which we have fully recorded. The parties agreed that the confession of judgment could be satisfied by the issuance of 200,000 shares of our common stock, provided that those shares were included in a registration statement on Form S-3 that was declared effective by the Securities and Exchange Commission no later than June 15, 2001. The parties also agreed that if the registration statement was declared effective by June 15, 2001 and the closing bid price for our common stock was less than $1.00 on that date, there would be a cash price adjustment for the difference. The registration statement was declared effective on April 30, 2001, at which time the closing bid price was $0.52. As a result, we had an additional liability under this settlement of approximately $148,000, and a judgment was against us in that amount in the Supreme Court of the State of New York (Index No. 111016/01).

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

           (a)       RECENT SALES OF UNREGISTERED SECURITIES
                     ---------------------------------------

           In May 2001, we issued as compensation to our investor relations consultant 50,000 shares of common stock valued at $13,500 and three separate three-year warrants to purchase common stock. Two of the warrants provided for the purchase of 50,000 shares of common stock at exercise prices of $0.75 and $1.00, respectively. The third warrant provided for the purchase of 100,000 shares of common stock at an exercise price of $2.00.

           In May and June 2001, we issued a total of 4,414,295 shares of common stock to 20 individuals and one entity upon conversion of a total of 95 shares of Series A (2000) Convertible Preferred Stock at conversion prices of $0.355 per common share to $0.2027 per common share.

           In June 2001, we issued a total of 4,538,972 shares of common stock to eight warrant holders upon exercise of warrants at an exercise price of $0.2027 per share. We previously had registered for resale a total of 1,596,204 of these shares upon exercise of those warrants.

           In June 2001, we made an offer to sixteen holders of notes that were in default as to repayment of principal, which offer provided them with the option either to convert the balances of their notes into common stock and warrants or to extend the due date of their notes in exchange for the issuance of warrants to purchase common stock. Eleven holders of notes aggregating $410,700 converted the balances of their notes into an aggregate of 586,715 shares of common stock and received three-year warrants to purchase an aggregate of 82,140 shares of common stock at an exercise price of $0.70 per share and three-year warrants to purchase an aggregate of 82,140 shares of common stock at an exercise price of $1.00 per share. One holder of a note with a principal balance of $15,000 agreed to extend the due date of his note from September 30, 2000 to January 1, 2003 in exchange for a 2% increase from 10% to 12% per annum in the interest rate of the note and the issuance of a three-year warrant to purchase up to 3,000 shares of common stock at an exercise price of $1.00.

           In June 2001, we made an offer to the four accredited investors who held an aggregate of $260,000 of 8% Convertible Subordinated Unsecured Promissory Notes due 2001 that were in default as to repayment of principal to extend the due date of the notes from March 15, 2001 to January 2, 2003 in exchange for a 2% increase in the interest rate of the notes and the issuance to each investor of a three-year warrant to purchase shares of common stock at an exercise price of $1.00. We repaid one of the notes, and the remaining three holders of notes aggregating $250,000 accepted the offer and received warrants to purchase an aggregate of 50,000 shares of common stock. Also, the notes became fully transferable and also became convertible into common stock at the rate of $0.70 per share until the earlier of March 31, 2002 or, if our common stock trades at or above $1.40 for ten consecutive trading days, until the date, if any, that we elect to terminate the right to convert the note. The shares of common stock underlying the notes and the warrants bear piggyback registration rights.

           In June 2001, we entered into an agreement with our Chairman of the Board, President and Chief Executive Officer regarding the extension of a $250,000 note dated December 30, 1997 that we owed to her. Under the agreement, the maturity date of the note was extended to January 2, 2003, and the interest rate was increased by 2% per annum to 12% per annum. Also, the note became fully transferable and also became convertible into common stock at the rate of $0.70 per share until the earlier of March 31, 2002 or, if our common stock trades at or above $1.40 for ten consecutive trading days, until the date, if any, that we elect to terminate the right to convert the note. In addition, we issued to our Chairman of the Board, President and Chief Executive Officer a three-year warrant to purchase 50,000 shares of common stock at an exercise price of $1.00 per share. The shares of common stock underlying the note and the warrant bear piggyback registration rights.

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

           (b)       DIVIDENDS
                     ---------

           We have never paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We are restricted from paying dividends on our common stock under state law, the certificate of determination for our Series A Convertible Preferred Stock, and the terms of our 10% Subordinated Unsecured Promissory Notes due 2000 and our 10% Subordinated Unsecured Promissory Notes due 2001. We currently anticipate that we will retain our earnings, if any, for use in the continued development of our business.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

           At April 1, 2001, we were in default in the repayment of principal of $107,700 of 10% Unsecured Promissory Notes due 2000 and $260,000 of 8% Convertible Subordinated Unsecured Promissory Notes due 2001. On April 28, 2001, we also became in default in the repayment of principal and interest under a $325,000 obligation that we had incurred in connection with a litigation settlement agreement that we had entered into with Racon, Inc. and Daniel A. Blattman, which settlement agreement is described above in Item 1. Legal Proceedings. The occurrence of the default under the Racon obligation caused a cross-default of covenants under the 7% Convertible Subordinated Debenture due January 2, 2003 in the principal amount of $2,115,000 and under the 6.5% Junior Convertible Subordinated Debenture due January 23, 2003 in the principal amount of $75,000, both of which debentures we had issued in private offerings in January 2001. On May 15, 2001, we became in default in the repayment of principal under $662,500 of 10% Subordinated Unsecured Promissory Notes due 2001. As described in the notes to the condensed consolidated financial statements included in this report and in Part II, Item 2. Recent Sales of Unregistered Securities, as of June 30, 2001, we had cured or obtained waivers for all of these defaults other than the default under the $325,000 obligation to Racon, Inc. and Daniel A. Blattman. Mr. Blattman has obtained a judgment in the State of Washington in the amount of $349,617 and has commenced proceedings to domesticate that judgment in the State of California.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None.

ITEM 5.    OTHER INFORMATION.

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)       EXHIBITS
                     --------

                      10.1 Debenture Purchase Agreement dated January 2, 2001 between the registrant and Dolphin Offshore Partners, L.P. (1)

                      10.2 7.0% Convertible Subordinated Debenture due January 2, 2003 in the principal amount of $2,115,000 made by the registrant in favor of Dolphin Offshore Partners, L.P. (1)

                      10.3 Modification Agreement dated as of June 29, 2001 by and between the registrant and Dolphin Offshore Partners, L.P.

                      10.4 Amendment dated as of June 27, 2001 to Secured Promissory Note dated December 30, 1997 made by the registrant in favor of Shala Shashani for $250,000

                      10.5 Common Stock Purchase Warrant dated as of June 27, 2001 issued by the registrant to Shala Shashani

----------------
(1) Filed as an exhibit to the registrant's registration statement on Form S-3 (Registration No. 333-59830) and incorporated herein by reference.

           (b)       REPORTS ON FORM 8-K
                     -------------------

                     None.

                                   SIGNATURES

           In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TELENETICS CORPORATION

Dated: August 14, 2001                   By: /S/ DAVID L. STONE
                                            ------------------------------------
                                            David L. Stone
                                            Chief Financial Officer
                                            (principal financial and accounting
                                            officer)

                                    EXHIBITS

           Exhibit
              NO.         DESCRIPTION
           -------        ------------

           10.3 Modification Agreement dated as of June 29, 2001 by and between the registrant and Dolphin Offshore Partners, L.P.

           10.4 Amendment dated as of June 27, 2001 to Secured Promissory Note dated December 30, 1997 made by the registrant in favor of Shala Shashani for $250,000

           10.5 Common Stock Purchase Warrant dated as of June 27, 2001 issued by the registrant to Shala Shashani