Form 10QSB
period 2001-09-30
TELENETICS CORP
filed 2001-11-14
CIK 810018

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended SEPTEMBER 30, 2001

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

         As of November 9, 2001, there were 27,501,570 shares of Telenetics Corporation common stock outstanding.

         Transitional Small Business Disclosure Format: Yes [ ]  No [X]

================================================================================

                                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             TELENETICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


                                     ASSETS
Current assets:
   Cash                                                            $     42,417
   Accounts receivable, net of allowance for doubtful
     accounts of $227,251                                             2,192,254
   Inventories                                                        6,392,529
   Prepaid expenses and other current assets                            107,436
                                                                   -------------
   Total current assets                                               8,734,636

   Property, plant and equipment, net                                 1,004,427
   Receivable from related parties                                      219,489
   Goodwill, net                                                         35,458
   Investments in technology and other intangible assets, net         3,021,418
   Debt offering costs, net                                             997,290
   Other assets                                                          80,418
                                                                   -------------
                                                                   $ 14,093,136
                                                                   =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Bank overdraft                                                  $    217,468
   Revolving line of credit                                                  --
   Current portion of related party debt                                184,402
   Current portion of long-term debt                                  1,231,899
   Accounts payable, including $2,745,669 due to Comtel               6,752,656
   Accrued expenses                                                   1,423,626
   Advance payments from customers and unearned revenue                 143,631
                                                                   -------------
   Total current liabilities                                          9,953,682

Related party debt, less current portion                                325,000
Notes payable, less current portion                                     103,742
Subordinated debentures, principal amount of $2,190,000
  net of discount                                                     1,558,932
Subordinated promissory notes, less current portion and
  net of discount                                                       134,316
Obligations under capital leases, less current portion                   31,713
                                                                   -------------
Total liabilities                                                    12,107,385
                                                                   -------------
Series A Convertible Preferred Stock; issued and outstanding
  15 shares (aggregate liquidation preference of $150,000)              130,397
                                                                   -------------

Shareholders' equity:
   Preferred stock, no par value. Authorized 5,000,000 shares;
     15 shares issued and outstanding                                        --
   Common stock, no par value. Authorized 50,000,000 shares;
     issued and outstanding 27,501,570 shares                        34,065,118
   Subscriptions receivable                                             (75,500)
   Unearned compensation                                               (354,211)
   Accumulated deficit                                              (31,780,053)
                                                                   -------------
Total shareholders' equity                                            1,855,354
                                                                   -------------
                                                                   $ 14,093,136
                                                                   =============

     See accompanying notes to condensed consolidated financial statements.

                                               TELENETICS CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                       Three Months   Three Months     Nine Month      Nine Months
                                                          Ended           Ended           Ended           Ended
                                                        Sept. 30,       Sept. 30,       Sept. 30,       Sept. 30,
                                                           2001            2000            2001            2000
                                                      -------------   -------------   -------------   -------------
Net sales                                             $  6,607,803    $  2,310,837    $ 15,712,187    $  6,584,620
Cost of sales                                            4,522,342       1,715,348      11,603,906       4,537,880
                                                      -------------   -------------   -------------   -------------
Gross profit                                             2,085,461         595,489       4,108,281       2,046,740
Operating expenses:
   Selling, general and administrative
      (including Sunrise product start-up costs
      of $7,109 and $509,247 for the three and nine
      months ended Sept. 30, 2001 respectively)          1,193,983       1,448,520       4,756,541       4,195,716
   Engineering and product development                     467,355         893,027       1,476,334       2,145,103
   Severance costs                                              --         190,500           3,909         190,500
   Legal and accounting                                    229,575         391,410         616,112       1,100,588
                                                      -------------   -------------   -------------   -------------
Income (loss) from operations                              194,548      (2,327,968)     (2,744,615)     (5,585,167)

   Interest expense                                       (450,323)       (115,880)     (1,307,114)       (350,988)
   Litigation settlements                                  (24,900)       (908,665)        (39,654)     (1,356,878)
   Loss on sale of assets                                 (282,300)             --        (282,300)             --
   Debt termination costs                                       --              --        (109,849)             --
                                                      -------------   -------------   -------------   -------------
Loss before extraordinary gains                           (562,975)     (3,352,513)     (4,483,532)     (7,293,033)
Extraordinary gains                                        311,313              --         326,067              --
                                                      -------------   -------------   -------------   -------------
Loss before income taxes                                  (251,662)     (3,352,513)     (4,157,465)     (7,293,033)
Income taxes                                                    --              --             800           1,600
                                                      -------------   -------------   -------------   -------------
Net loss                                              $   (251,662)   $ (3,352,513)   $ (4,158,265)   $ (7,294,633)
                                                      =============   =============   =============   =============

Loss per common share:
   Before extraordinary gains                         $       (.02)   $       (.22)   $       (.34)   $       (.51)
   Extraordinary gains                                         .01              --             .01              --
                                                      -------------   -------------   -------------   -------------
     Basic and diluted                                $       (.01)   $       (.22)   $       (.33)   $       (.51)
                                                      =============   =============   =============   =============
Common shares used in computing loss
  per common share:
     Basic and diluted                                  26,986,858      15,551,388      20,877,452      14,232,247
                                                      =============   =============   =============   =============

                       See accompanying notes to condensed consolidated financial statements.

                                                         3

                                                 TELENETICS CORPORATION
                          CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                         NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                     (UNAUDITED)

                                                 Preferred Stock             Common Stock
                                            -------------------------  ------------------------     Equity
                                              Shares         Amount       Shares      Amount      Line Costs
                                            ------------  -----------  ----------- ------------  ------------
Balances at December 31, 2000
  (as reported)                                      --   $       --   16,434,611  $26,418,038   $(1,602,607)
Revaluation of warrants                                                               (527,206)      527,206
Expense equity line costs                                                                          1,075,401
                                            ------------  -----------  ----------- ------------  ------------
Balances at December 31, 2000
  (as restated)                                      --           --   16,434,611  $25,890,832            --
Stock issued upon exercise of warrants                                  5,012,959    1,016,127
Stock issued upon conversion of preferred
  stock                                                                 4,414,295      808,603
Stock issued in satisfaction of debt                                      734,705      505,043
Stock issued as deposit on acquisition
  technology                                                              200,000      168,800
Stock issued for litigation settlement                                    616,000      197,800
Offering costs                                                                        (101,350)
Compensation for non-employee stock
  options and warrant                                                                  425,818
Amortization of unearned compensation                                                   (3,471)
Common stock issued for services                                           89,000       18,525
Warrants repriced in connection with debt
  transactions                                                                         719,279
Recovery on subscription receivable
Beneficial conversion feature of
  convertible debt                                                                   1,110,661
Warrants issued in connection with debt
  transactions                                                                         262,954
Beneficial conversion feature of
  convertible preferred stock                                                          711,913
Warrants repriced in connection with
  conversion of preferred
  stock (Note 10)                                                                    2,333,584
Net loss
                                            ------------  -----------  ----------- ------------  ------------
Balances at September 30, 2001                       --   $       --   27,501,570  $34,065,118   $        --
                                            ============  ===========  =========== ============  ============
(CONTINUED BELOW)

                                        Subscriptions   Unearned    Accumulated
                                          Receivable  Compensation    Deficit           Total
                                          ----------   ----------   -------------   -------------
Balances at December 31, 2000
  (as reported)                           $(111,250)   $(568,275)   $(23,882,153)   $    253,753
Revaluation of warrants                                                                       --
Expense equity line costs                                             (1,075,401)             --
                                          ----------   ----------   -------------   -------------
Balances at December 31, 2000
   (as restated)                           (111,250)    (568,275)    (24,957,554)        253,753
Stock issued upon exercise of warrants                                                 1,016,127
Stock issued upon conversion of preferred
  stock                                                                                  808,603
Stock issued in satisfaction of debt                                                     505,043
Stock issued as deposit on acquisition
  technology                                                                             168,800
Stock issued for litigation settlement                                                   197,800
Offering costs                                                                          (101,350)
Compensation for non-employee stock
  options and warrant                                                                    425,818
Amortization of unearned compensation                    214,064                         210,593
Common stock issued for services                                                          18,525
Warrants repriced in connection with debt
  transactions                                                                           719,279
Recovery on subscription receivable          35,750                                       35,750
Beneficial conversion feature of
  convertible debt                                                                     1,110,661
Warrants issued in connection with debt
  transactions                                                                           262,954
Beneficial conversion feature of
  convertible preferred stock                                           (711,913)             --
Warrants repriced in connection with
  conversion of preferred
  stock (Note 10)                                                     (1,952,321)        381,263
Net loss                                                              (4,158,265)     (4,158,265)
                                          ------------ ----------   -------------   -------------
Balances at September 30, 2001            $ (75,500)   $(354,211)   $(31,780,053)   $  1,855,354
                                          ==========  ===========   =============   =============

              See accompanying notes to condensed consolidated financial statements.

                                                4

                                      TELENETICS CORPORATION
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                           2001            2000
                                                                       ------------   ------------
Cash flows from operating activities:
   Net loss                                                            $(4,158,265)   $(7,294,633)
   Adjustments to reconcile net loss to net cash used in operations:
     Depreciation and amortization                                       1,227,525        390,510
     Compensation for non-employee stock options                           425,818        516,529
     Amortization of unearned employee stock compensation                  210,593        211,894
     Stock, warrants and debt issued in connection with
       settlement of litigation                                            157,800      1,356,878
     Stock and warrants issued for services                                 18,525         63,406
     Provision for doubtful accounts                                        11,475        138,500
     Forgiveness of debt                                                  (326,067)            --
     Debt termination costs                                                     --          9,874
     Debt termination cost due to repricing of warrants                    109,849             --
     Loss on sale of assets                                                282,300             --
   Changes in operating assets and liabilities, net of business acquisition:
       Accounts receivable                                              (2,584,413)      (978,087)
       Inventories                                                       1,534,389       (893,028)
       Prepaid expenses and other current assets                           (34,568)      (100,929)
       Accounts payable                                                  1,079,343      1,060,242
       Accrued expenses                                                   (146,193)       477,713
       Advance payments from customers and unearned revenue                 95,618        (39,389)
                                                                       ------------   ------------
Net cash used in operating activities                                   (2,096,271)    (5,080,520)
                                                                       ------------   ------------

Cash flows from investing activities:
   Purchases of property, plant and equipment                              (34,445)      (136,350)
   Payments for business acquisitions                                           --       (184,395)
   Payments for license of certain Motorola products                    (1,787,884)            --
   Cash acquired from sublicense of Motorola products                    1,465,000             --
   Patent and trademark costs                                              (10,629)            --
   Other assets                                                                 --        (59,342)
   Amounts collected from (advanced to) related parties                      5,559        (59,335)
                                                                       ------------   ------------
Net cash used in investing activities                                     (362,399)      (439,422)
                                                                       ------------   ------------

              See accompanying notes to condensed consolidated financial statements.

                                                5

                             TELENETICS CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                          Nine Months Ended
                                                            September 30,
                                                         2001           2000
                                                     ------------   ------------

Cash flows from financing activities:
   Bank overdraft                                        198,118         53,967
   Net repayment of revolving line of credit            (730,235)      (222,066)
   Repayments of obligation under capital leases         (15,312)            --
   Repayments of long-term debt                               --       (211,451)
   Repayments of notes payable                          (347,703)            --
   Repayments of related party debt                      (30,598)        80,000
   Proceeds of promissory notes                          392,500             --
   Proceeds from subordinated notes payable            1,873,500      1,131,000
   Proceeds from exercise of warrants and options      1,016,127      2,841,567
   Proceeds of common stock offerings                         --      1,986,374
   Dividends on preferred stock                               --        (12,095)
   Offering costs                                             --        (94,230)
                                                     ------------   ------------
Net cash provided by financing activities              2,356,397      5,553,066
                                                     ------------   ------------
Net increase in cash                                    (102,273)        33,124
Cash, beginning of period                                144,690            645
                                                     ------------   ------------
Cash, end of period                                  $    42,417    $    33,769
                                                     ============   ============

     See accompanying notes to condensed consolidated financial statements.

                                   TELENETICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                         (UNAUDITED)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                        2001         2000
                                                                    -----------  -----------
Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest                                                         $  447,329   $  219,206
                                                                    ===========  ===========
   Income taxes                                                     $      800   $       --
                                                                    ===========  ===========

Supplemental disclosures of non-cash investing and
  financing activities:
Issuance of common stock upon conversion of preferred stock:
       Series A (2000)                                              $  808,603   $       --
       Series A (1999)                                                      --      775,976
       Series B                                                             --      249,106
       Series C                                                             --      550,000
                                                                    -----------  -----------
                                                                    $  808,603   $1,575,082
                                                                    ===========  ===========
Issuance of common stock upon conversion of debt                    $  505,043   $  990,833
                                                                    ===========  ===========
Issuance of common stock and options for services                   $   18,525   $  701,291
                                                                    ===========  ===========
Issuance of common stock upon exercise of warrants pursuant to
   subscription agreements                                          $       --   $  159,875
                                                                    ===========  ===========
Issuance of common stock and warrants for litigation settlements    $  197,800   $  905,278
                                                                    ===========  ===========
Valuation of warrants issued in connection with debt transactions   $  982,233   $   24,412
                                                                    ===========  ===========
Subordinated promissory note issued in exchange for related
   party note payable                                               $       --   $   62,500
                                                                    ===========  ===========
Issuance of common stock in connection with acquisition             $  168,800   $2,070,000
                                                                    ===========  ===========
Subordinated promissory note issued in connection
   with acquisition                                                 $       --   $  325,000
                                                                    ===========  ===========
Issuance of common stock for services in connection
   with common stock offering in process                            $       --   $1,208,098
                                                                    ===========  ===========
Beneficial conversion feature of convertible debt                   $1,110,661   $       --
                                                                    ===========  ===========
Imputed dividend in connection with conversion of Series A
   (2000) convertible preferred stock                               $2,664,234   $       --
                                                                    ===========  ===========
Acquisition of inventory and equipment in connection with
   Motorola Sunrise Series agreement in exchange for debt           $3,591,111   $       --
                                                                    ===========  ===========
Sales of Sunrise Series products to Motorola in exchange
   for reduction of acquisition debt                                $2,482,122   $       --
                                                                    ===========  ===========
Inventory transferred in connection with Comtel Agreement
   in exchange for receivable                                       $3,590,501   $       --
                                                                    ===========  ===========
Accounts receivable transferred to Comtel in satisfaction
   of obligations incurred for acquisition of finished
   goods inventory                                                  $2,431,076   $       --
                                                                    ===========  ===========

           See accompanying notes to condensed consolidated financial statements.

                                              7

                             TELENETICS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

1.       Basis of Presentation and Business
         ----------------------------------

         The accompanying condensed consolidated financial statements have been prepared by Telenetics Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary to fairly state the financial position as of September 30, 2001 and the results of operations and cash flows for the related interim periods ended September 30, 2001 and 2000. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 or for any other period.

         The accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed on June 14, 2001 as part of Amendment No. 1 to the Company's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

2.       Liquidity
         ---------

         The Company has suffered substantial recurring losses from operations and has a working capital deficiency. The Company must increase revenue and profitability and obtain additional equity and/or debt financing in order to continue to operate. The Company's revolving line of credit was terminated during the quarter ended September 30, 2001 (see Note 14). The Company has taken actions in an effort to become profitable and improve cash flow from operations in the future. These actions include seeking new revenue opportunities and additional financing sources. Management continues to implement plans to increase revenues, reduce existing cost structures and improve operating efficiencies. There can be no assurance that management will be successful in the implementation of its plans.

         The Company has been, and currently is, working toward identifying and obtaining a new credit facility. However, the Company does not currently have any commitments for additional financing. Deteriorating global economic conditions and the effects of ongoing military actions against terrorists may cause prolonged declines in investor confidence in and accessibility to capital markets. Any future financing may cause significant dilution to existing shareholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict the Company's flexibility.

         If adequate funds are not available, the Company may also be required to delay, scale back or eliminate portions of its operations and product development efforts or to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish rights to certain of our technologies or potential products or other assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of proprietary technology and other important assets and could also adversely affect the Company's ability to fund continued operations and product development efforts that historically have contributed significantly to the Company's competitive advantage.

3.       New Accounting Pronouncements
         -----------------------------

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect that SFAS 141 will have a material impact on our financial position or results of operations.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" ("SFAS 142"), which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company has not yet completed its evaluation of the impact of SFAS 142 on its financial position or results of operations.

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively.

4.       Adjustments to Prior Year Financial Statements
         ----------------------------------------------

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

5.       Inventories
         -----------

         Inventories consist of the following:

                                                September 30, 2001
                                                ------------------

         Raw materials                             $   3,779,886
         Work-in-process                               1,130,305
         Finished goods                                1,482,338
                                                   --------------
                                                   $   6,392,529
                                                   ==============

         Inventories at September 30, 2001 included approximately $1,459,000 in raw material components acquired from Motorola pursuant to the Motorola Agreement and $1,227,346 in finished goods acquired from Comtel pursuant to the Comtel Agreement. (See Note 6.)

6.       Commitments
         -----------

         Motorola Sunrise Series(TM) Agreement
         -------------------------------------

         On December 29, 2000, the Company entered into a Manufacturing License and Distribution Agreement, or Motorola Agreement, with Motorola, Inc., through Motorola's Multiservice Networks Division. Under the terms of the Motorola Agreement, the Company obtained from Motorola a ten-year non-exclusive license to manufacture, market and further develop a series of Motorola commercial-grade analog and digital data transmission and network access products. The Company has chosen to distribute these products under the name Sunrise Series(TM) through a worldwide network of certified resellers, system integrators, partners, original equipment manufacturers and other distribution channels, many of which are part of a worldwide distribution network developed by Motorola in connection with sales of its products, including the commercial-grade analog and digital transmission and network access products that were licensed to us through the Motorola Agreement. In exchange for the license relating to the Sunrise Series(TM) products, the Company has agreed, among other things, to make royalty payments to Motorola on sales of the licensed products during the two-year period that began on December 29, 2000. Pursuant to this agreement, the Company acquired inventories with an approximate value of $5,000,000 and property and equipment with an approximate value of $543,000. The Company took delivery of these assets during the three months ended March 31, 2001. As of September 30, 2001, the Company had a remaining obligation under this agreement of approximately $1,273,924, which amount is fully offset by receivables of other divisions of Motorola that by the terms of the Motorola Agreement are to be offset. Accordingly, the balance sheet as of September 30, 2001 reflects the offset and the full satisfaction of that obligation. Based on the Motorola Agreement, the Company entered in the Comtel Agreement, as described below, to facilitate the manufacture of products covered by the Motorola Agreement.

         Comtel Agreement
         ----------------

         On December 29, 2000, the Company entered into a Manufacturing Agreement, or the Comtel Agreement, with Comtel Electronics, Inc. ("Comtel"), a privately-held manufacturer based in Tustin, California. Under the Comtel Agreement, Comtel has agreed to act as a turnkey contract manufacturer of the majority of the Sunrise Series(TM) commercial-grade data transmission and network access products that the Company licenses from Motorola. As part of this arrangement, Comtel has agreed to perform component purchasing, full product assembly, testing and preparation for shipment of both base products, which are of a generic type and are identical, and final products, which are specially configured or modified to fill a particular customer order or need. The Company sold to Comtel $400,000 of the equipment that the Company purchased from Motorola for the purpose of manufacturing the Sunrise Series(TM) products. In addition, the Company is loaning to Comtel testing equipment needed in the manufacturing process. Through September 30, 2001 the Company had sold to Comtel a net of $3,238,296 of the inventory and components at cost that the Company purchased from Motorola. As of that date, the Company had been fully paid pursuant to these sales. The Comtel Agreement provides that during each month beginning the third calendar month after commencement of manufacture of products by Comtel and continuing through the expiration or earlier termination of the Comtel Agreement, the Company will purchase from Comtel a minimum of $1,000,000 per month of Sunrise Series(TM) and other products manufactured by Comtel for the Company. The Comtel Agreement has an initial term of three years, expiring December 29, 2003, with automatic one-year renewals unless either party provides written notice of termination to the other party at least 180 days prior to the expiration of the then current term. As of September 30, 2001, $2,745,669 was due to Comtel from the Company as a result of product purchases. In September 2001, the Company entered into an agreement with Comtel regarding the assignment of accounts receivable to Comtel, the collection of those accounts receivable and the security interests in those accounts receivable. Through September 30, 2001, the Company discharged $2,431,076 of its obligation resulting from product purchases from Comtel by assigning, with full recourse, certain of the Company's accounts receivable to Comtel, subject to collection of the assigned receivables.

7.       Litigation
         ----------

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

         On January 28, 2000, Aeris Communications, Inc., a California corporation, initiated an action in the United States District Court for the Northern District of California (Case No. C00-0328) against the Company alleging, among other things, patent infringement of two U. S. patents held by Aeris Communications. The alleged patent infringement related to certain technology the Company acquired in connection with the acquisition of eflex Wireless, Inc. The court dismissed this action on June 28, 2000. However, on October 10, 2000 Aeris Communications filed a second action based on the same allegations (Case No. C00-3727). Effective September 17, 2001, the Company entered into a settlement agreement with Aeris Communications. Under the terms of the settlement agreement, Aeris Communications agreed to dismiss, without prejudice, its action against the Company, the Company agreed to provide Aeris Communications with three months' advance notice prior to commercialization or sale of a potentially infringing product or service, and the Company agreed not to pursue the invalidation of the Aeris patents underlying the action. The settlement agreement did not result in any admission or concession of either of the parties as to the lawsuits.

         On June 27, 2000, Racon, Inc., a Washington corporation, and Daniel A. Blattman initiated an action in the King County Superior Court in the State of Washington (Case No. 00-2-17912-OSEA) against the Company alleging, among other things, breach of contract and default on a promissory note arising out of the Asset Purchase Agreement dated April 21, 2000 between the Company and Racon. The complaint sought damages according to proof at trial in an amount not less than $50,000 with respect to Racon, and not less than $325,000 with respect to Mr. Blattman, plus an award of prejudgment and/or default interest and attorneys' fees. The Company recorded the liability for the $375,000 due under the Asset Purchase Agreement, but defended this action based on Racon's failure to deliver all of the assets acquired under the contract. The parties attempted to settle the matter in January 2001 by Racon delivering the remaining assets and the Company affirming its obligations under the contract. In May 2001, Mr. Blattman obtained a judgment against the Company in King County Superior Court (Case No. 00-2-17912) in the amount of $349,617 and later domesticated that judgment in Orange County, California. In September 2001, the parties entered into a settlement agreement under which Mr. Blattman agreed to release the Company from any further obligation on the judgment in exchange for payment by the Company to Mr. Blattman of $200,000 cash and 100,000 shares of common stock. Such settlement is not a triggering event to adjust the conversion price of the convertible subordinated debentures. (See Note 9.) The Company has delivered the required consideration to Mr. Blattman, and Mr. Blattman is in the process of filing a satisfaction of judgment in King County, Washington and Orange County, California.

         On July 27, 2000, James R. Mills initiated an action in the United States District Court for the Northern District of Georgia (Atlanta) (Case No. 1:00-CV-1905-JEC) against Edward Didion, William Saunders, Terry Parker, eflex Wireless, Inc., Residential Utility Meter Services Inc., or RUMS, and Telenetics. eflex has been a subsidiary of Telenetics since January 2000. Messrs. Didion, Saunders and Parker are the former stockholders of eflex. Mr. Didion is a former consultant to Telenetics, Mr. Saunders is a former advisor to the Company's board of directors, and Mr. Parker is a former director, President and Chief Executive Officer of the Company. Following a change in venue and a dismissal of some of Mr. Mills' claims, Mr. Mills filed a second amended complaint in the United States District Court for the Middle District of Florida (Tampa) (Case No. 8:00-CV-2283-T-27B) on March 7, 2001. The complaint relates to ownership rights and other actions taken regarding technology the Company acquired in the acquisition of eflex. The complaint includes allegations against RUMS for breach of contract and breach of fiduciary duty, allegations against Messrs. Saunders and Parker for tortious interference with property rights and contract, and allegations against Telenetics and eflex for breach of contract and successor liability. Based upon an agreement among Mr. Mills, RUMS and entities related to RUMS on the one hand and Messrs. Saunders and Parker and eflex on the other hand, Messrs. Saunders and Parker and eflex have some rights to indemnification by other parties to that agreement in connection with some of the allegations. Based upon the stock purchase agreement among the Company, eflex and Messrs. Saunders, Parker and Didion and John D. McLean, the Company's Chief Operating Officer, the Company has some rights to indemnification by Messrs. Saunders, Parker, Didion and McLean. The parties have entered into a settlement agreement that required payments to be made by Messrs. Saunders, Parker and Didion but did not require payments to be made by the Company. Mr. Mills dismissed the suit with prejudice in October 2001.

         On September 28, 2000, Coleman & Co. Securities, Inc. initiated an action before the American Arbitration Association (Case No. 13 113 00904 0) against the Company alleging, among other things, breach of contract for failure to issue shares of the Company's common stock in partial payment of a retainer, and the loss of profits that could have been realized on those shares during the year ended December 31, 2000. The contract at issue was for Coleman & Co. Securities, Inc. to be the exclusive investment advisor, private placement agent and investment banker for the Company, and obligated the Company to pay the retainer whether or not Coleman & Co. Securities, Inc. provided any actual services for the Company. The matter was settled by issuing the 50,000 shares of common stock at issue with a fair market value of $31,250, and executing a confession of judgment in the amount of $250,000, the liability for which has been fully recorded by the Company. The parties agreed that the confession of judgment could be satisfied by the issuance of 200,000 shares of the Company's common stock provided that those shares were included in a Form S-3 Registration Statement declared effective by the Securities and Exchange Commission no later than June 15, 2001. The parties also agreed that if the Registration Statement was declared effective by June 15, 2001 and the closing bid price for the Company's common stock was less than $1.00 on that date, there would be a cash price adjustment for the difference. The Registration Statement was declared effective on April 30, 2001, at which time the closing bid price was $0.52. As a result, the Company had an additional liability under this settlement of approximately $146,000 and a judgment was entered against the Company in that amount in the Supreme Court of the State of New York (Index No. 111016/01). In September 2001, the Company issued 300,000 shares of common stock to Coleman & Co. Securities, Inc. in exchange for its agreement to release the Company from the Company's obligation under the $146,000 judgment and from payment of all costs of filing and enforcing that judgment. Such settlement is not a triggering event to adjust the conversion price of the convertible subordinated debentures. (See Note 9.)

8.       Earnings (Loss) Per Common Share
         --------------------------------

         Basic earnings (loss) per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted from the dilutive potential effect of common stock instruments. Basic and diluted loss per share are the same for both periods presented because the effects of all common stock equivalents are anti-dilutive. To arrive at the basic loss applicable to common shareholders, the net loss for the nine months ended September 30, 2001 has been adjusted by $2,664,234 for dividends during such period that were imputed to the beneficial conversion feature of the Company's Series A Preferred Stock issued in 2000 (the "Series A (2000) Convertible Preferred Stock") and the repricing of warrants issued in connection with the Company's Series A 7.0% Convertible Redeemable Convertible Preferred Stock issued in 1999 (the "Series A (1999) Convertible Preferred Stock").

         The following table illustrates the computation of basic and diluted loss per share:

                                               Three Months   Three Months   Nine Months     Nine Months
                                                  Ended          Ended          Ended          Ended
                                                Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,
                                                   2001           2000           2001           2000
                                               ------------   ------------   ------------   ------------
NUMERATOR:
Loss before extraordinary gains                $  (562,975)   $(3,352,513)   $(4,484,332)   $(7,294,633)
Less:  Preferred stock dividends                        --             --             --        (12,095)
       Preferred stock beneficial conversion
         feature (Note 9)                           (5,580)            --       (711,913)            --
       Warrants repriced in connection with
         sale of preferred stock (Note 9)               --             --     (1,952,321)            --
                                               ------------   ------------   ------------   ------------
Loss applicable to common shareholders
   before extraordinary gain                      (568,555)    (3,352,513)    (7,148,566)    (7,306,728)
     Extraordinary gain                            311,313             --        326,067             --
                                               ------------   ------------   ------------   ------------
Loss applicable to common shareholders         $  (257,242)   $(3,352,513)   $(6,822,499)   $(7,306,728)
                                               ============   ============   ============   ============

DENOMINATOR:
Weighted average number of common shares
     outstanding during the period              26,986,858     15,551,388     20,877,452     14,232,247
                                               ============   ============   ============   ============

Basic and diluted loss per share:
   Before extraordinary gain                   $     (0.02)   $     (0.22)   $     (0.34)   $     (0.51)
   Extraordinary gain                                 0.01             --           0.01             --
                                               ------------   ------------   ------------   ------------
                                               $     (0.01)   $     (0.22)   $     (0.33)   $     (0.51)
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

9.       Convertible Subordinated Debenture Offerings
         --------------------------------------------

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

         During the nine months ended September 30, 2001, the Company defaulted on certain other promissory notes, which defaults caused the Company to be in default under the Dolphin Debenture. As of September 30, 2001, all of these defaults had been cured. (See Note 11.)

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

         The conversion feature of the Dolphin Debenture is characterized as a "beneficial conversion feature." Pursuant to Emerging Issues Task Force Issue No. 00-27, the Company has determined that the value of the beneficial conversion feature of the Dolphin Debenture is $943,858. Accordingly, the Company has discounted the balance of the Dolphin Debenture as of the date of issuance. The beneficial conversion feature is amortized from the date of issuance to the stated redemption date of January 2, 2003, of which $353,947 was amortized to interest expense during the nine months ended September 30, 2001.

         In connection with the Dolphin Debenture offering, the Company issued to the placement agent five-year warrants ("Dolphin Placement Warrants") to purchase up to 350,000 shares of the Company's common stock at an initial exercise price of $0.80 per share. The Company has ascribed an estimated fair value to the Dolphin Placement Warrants in the aggregate amount of $172,262, based on the Black Scholes valuation and, accordingly, has capitalized this amount as deferred debt offering costs as of the date of issuance. Such deferred cost is recognized as additional interest expense over the life of the Dolphin Debenture, of which $64,598 was amortized to interest expense during the nine months ended September 30, 2001.

         The Dolphin Placement Warrants contain anti-dilution provisions under which their exercise price and number of underlying shares of common stock are adjusted upon a stock split, stock dividend, recapitalization or similar transaction, or upon issuance by the Company of common stock or securities convertible into or exchangeable for common stock at a price lower than the exercise price of the Dolphin Placement Warrants. In cases where the Company issues securities convertible into or exchangeable for common stock at a price per share that is lower than the exercise price of the Dolphin Placement Warrants, the exercise price of the Dolphin Placement Warrants is to be adjusted downward to 120% of the lower price, and the number of shares underlying the Dolphin Placement Warrants is to be adjusted upward by multiplying the number of shares underlying the Dolphin Placement Warrants prior to the adjustment by the exercise price of the Dolphin Placement Warrants prior to the adjustment, and then dividing that product by the exercise price that results from the adjustment. As of September 30, 2001, the exercise price of the Dolphin Placement Warrants had been adjusted to $0.243 per share following the Company's issuance ("Dilutive Issuance") of shares of common stock at a price of $0.2027 per share upon conversion of shares of Series A (2000) Convertible Preferred Stock. The Company has ascribed an estimated fair value to the repricing of the Dolphin Placement Warrants in the aggregate amount of $369,208, based on the Black Scholes valuation and, accordingly, has capitalized the additional valuation as deferred debt offering costs as of the date of such repricing. Such additional deferred cost is recognized as additional interest expense over the remaining life of the Dolphin Debenture, of which $77,728 was amortized to interest expense during the nine months ended September 30, 2001.

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

         During the nine months ended September 30, 2001, the Company defaulted on certain other promissory notes, which defaults caused the Company to be in default under the 6.5% Debenture. As of September 30, 2001, all of these defaults had been cured. The holder of the 6.5% Debenture waived any default that had occurred through September 30, 2001. (See Note 11.)

         The Company has determined that the value of the beneficial conversion feature of the 6.5% Debentures is $59,449 and, accordingly, has discounted the balance of the 6.5% Debentures as of the date of issuance. The beneficial conversion feature is amortized from the date of issuance to the stated redemption date of January 23, 2003, of which $18,292 was amortized to interest expense during the nine months ended September 30, 2001.

         In connection with the offering of the 6.5% Debenture, the Company issued to the placement agent five-year warrants to purchase up to 11,209 shares of the Company common stock at an initial exercise price of $0.81 per share (the "Taglich II Warrants"). The Company has ascribed an estimated fair value to the Taglich II Warrants in the aggregate amount of $8,094, based on the Black Scholes valuation and, accordingly, has capitalized this amount as deferred debt offering costs as of the date of issuance. Such deferred cost is recognized as additional interest expense over the life of the 6.5% Debenture, of which $2,698 was amortized to interest expense during the nine months ended September 30, 2001.

         The Taglich II Warrants contain anti-dilution provisions under which their exercise price and number of underlying shares of common stock are adjusted upon a stock split, stock dividend, recapitalization or similar transaction, or upon issuance by us of common stock or securities convertible into or exchangeable for common stock at a price lower than the exercise price of the Taglich II Warrants. In cases where we issue securities convertible into or exchangeable for common stock at a price per share that is lower than the exercise price of the Taglich II Warrants, the exercise price of the Taglich II Warrants is to be adjusted downward to 120% of the lower price, and the number of shares underlying the Taglich II Warrants is to be adjusted upward by multiplying the number of shares underlying the Taglich II Warrants prior to the adjustment by the exercise price of the Taglich II Warrants prior to the adjustment, and then dividing that product by the exercise price that results from the adjustment. As of September 30, 2001, the exercise price of the Taglich II Warrants had been adjusted to $0.243 per share following the Dilutive Issuance of shares of common stock at a price of $0.2027 per share upon conversion of shares of Series A (2000) Convertible Preferred Stock. The Company has ascribed an estimated fair value to the repricing of The Taglich II Warrants in the aggregate amount of $12,055, based on the Black Scholes valuation and, accordingly, has capitalized the additional valuation as deferred debt offering costs as the date of such repricing. Such additional deferred cost is recognized as additional interest expense over the remaining life of the 6.5% Debenture, of which $2,538 was amortized to interest expense during the nine months ended September 30, 2001.

10.      Conversion of Series A (2000) Convertible Preferred Stock
         ---------------------------------------------------------

         In October and November 2000, the Company issued a total of 110 shares of Series A (2000) Convertible Preferred Stock to 21 accredited investors in exchange for cash in the amount of $10,000 per share. Each share of Series A Convertible Preferred Stock initially was convertible into common stock at a conversion rate equal to $10,000 divided by the conversion price, where the conversion price is the lower of (a) the fixed conversion price, or $2.775, which represents 120% of the closing bid price of our common stock on October 31, 2000 and (b) the floating conversion price, which is the amount obtained by multiplying the conversion percentage, which initially was 80%, by the average of the lowest three closing bid prices of our common stock for the 20 trading days immediately prior to the date of conversion. On November 3, 2005, any shares of Series A (2000) Convertible Preferred Stock that remain outstanding automatically will convert into shares of common stock. In addition, if prior to that date the closing bid price of the Company's common stock is at least $5.00 per share for 60 consecutive trading days, then all outstanding shares of our Series A (2000) Convertible Preferred Stock automatically will convert into shares of common stock.

         The conversion feature is normally characterized as a "beneficial conversion feature." Pursuant to Emerging Issues Task Force No. 98-5 ("EITF 98-5"), the Company has determined the value of the beneficial conversion feature of the Series A (2000) Convertible Preferred Stock to be $835,000. The beneficial conversion feature is accreted as a dividend attributable to preferred shareholders from the date of issuance to the stated redemption date of November 3, 2005. Therefore, $89,042 has been accreted to retained earnings during the nine months ended September 30, 2001, which has increased the net loss applicable to common shareholders in the calculation of basic and diluted loss per share.

         During May and June 2001, holders of 95 shares of Series A (2000) Convertible Preferred Stock exercised their conversion rights at prices ranging from $0.355 per common share to $0.2027 per common share. As of September 30, 2001, the aggregate number of shares of common stock issued upon this conversion was 4,414,295. This conversion also accelerated recognition of $622,872 of the initial valuation of the beneficial conversion feature, which has also been accreted to retained earnings during the nine months ended September 30, 2001 and has also increased the net loss applicable to common shareholders in the calculation of basic and diluted loss per share.

         The Dilutive Issuance also triggered the repricing of warrants issued to investors in the Company's offering of Series A (1999) Convertible Preferred Stock (the "Taglich Investor Warrants") and the repricing of placement agent warrants issued in connection with that offering (the "Taglich Placement Warrants"). The Taglich Investor Warrants and Taglich Placement Warrants had previously been adjusted based upon earlier issuances of securities at offering or exercise prices that were below the exercise prices of the Taglich Investor Warrants and the Taglich Placement Warrants. As a result of the Dilutive Issuance, the number of shares of the Company's common stock issuable upon exercise of outstanding Taglich Investor Warrants and Taglich Placement Warrants was increased to an aggregate of 5,958,462 shares, all at an exercise price of $0.2027, of which 5,012,959 were exercised as of September 30, 2001. The Company determined the incremental fair value of the repriced warrants attributable to the Dilutive Issuance to be $1,952,321, based on the Black Scholes valuation. The Company has recorded this incremental valuation as a dividend attributed to preferred shareholders and has accreted it to retained earnings during the nine months ended September 30, 2001, which has further increased the net loss applicable to common shareholders in the calculation of basic and diluted loss per share. The aggregate dividend attributed to preferred shareholders during the nine months ended September 30, 2001 as a consequence of the conversion of Series A (2000) Convertible Preferred Stock amounted to $2,664,234.

         In addition to the dividend impact, the conversion also caused the repricing of certain placement warrants in connection with debt offerings. The aggregate value of those repricings amounted to $381,263, which has been capitalized as additional debt offering costs to recognize additional interest expense over the remaining life of the related debt investments. (See Note 9.)

11.      Conversion and Modification of Debt
         -----------------------------------

         At April 1, 2001, the Company was in default in the repayment of principal of $107,700 of 10% Unsecured Promissory Notes due 2000 and $260,000 of 8% Convertible Subordinated Unsecured Promissory Notes due 2001. On April 28, 2001, the Company also became in default in the repayment of principal and interest under a $325,000 obligation that the Company had incurred in connection with a litigation settlement agreement that the Company had entered into with Racon, Inc. and Daniel A. Blattman. (See Note 7.)

         The occurrence of the default under the Racon obligation caused a cross-default of covenants under the 7% Convertible Subordinated Debenture due January 2, 2003 in the principal amount of $2,115,000 and under the 6.5% Junior Convertible Subordinated Debenture due January 23, 2003 in the principal amount of $75,000, both of which debentures the Company had issued in private offerings in January 2001. (See Note 9.) On May 15, 2001, the Company became in default in the repayment of principal under $662,500 of 10% Subordinated Unsecured Promissory Notes due 2001.

         As of September 30, 2001, the Company had cured all of these defaults. The Company also obtained waivers for all of these defaults and any that may have occurred through September 30, 2001. (See Note 9.) The cures and waivers are described below and in Note 9 and involved conversions of debt into common stock and/or modifications in the terms of debt.

         In June 2001, the Company made an offer to sixteen holders of notes that were in default as to repayment of principal, which offer provided them with the option either to convert the balances of their notes into common stock and warrants or to extend the due date of their notes in exchange for the issuance of warrants to purchase common stock. Eleven holders of notes aggregating $410,700 converted the balances of their notes into an aggregate of 586,715 shares of common stock and received three-year warrants to purchase an aggregate of 82,140 shares of common stock at an exercise price of $0.70 per share and three-year warrants to purchase an aggregate of 82,140 shares of common stock at an exercise price of $1.00 per share. The Company has ascribed an estimated fair value of these warrants in the aggregate amount of $59,269 based on a Black Scholes valuation and accordingly has expensed this amount as debt termination costs. One holder of a note with a principal balance of $15,000 agreed to extend the due date of his note from September 30, 2000 to January 2, 2003 in exchange for a 2% increase from 10% to 12% per annum in the interest rate of the note and the issuance of a three-year warrant to purchase up to 3,000 shares of common stock at an exercise price of $1.00. The Company has ascribed an estimated fair value of this warrant in the amount of $1,005 based on a Black Scholes valuation and accordingly has discounted the balance of the extended note as of the date of extension and will amortize the discount amount as interest expense from that date to the extended due date of January 2, 2003. During the nine months ended September 30, 2001, $167 was amortized to interest expense.

         In June 2001, the Company made an offer to the four accredited investors who held an aggregate of $260,000 of 8% Convertible Subordinated Unsecured Promissory Notes due 2001 that were in default as to repayment of principal to extend the due date of the notes from March 15, 2001 to January 2, 2003 in exchange for a 2% increase in the interest rate of the notes and the issuance to each investor of a three-year warrant to purchase shares of common stock at an exercise price of $1.00. The Company repaid one of the notes, and the remaining three holders of notes aggregating $250,000 accepted the offer and received warrants for the purchase of an aggregate of 50,000 shares of common stock. The Company has ascribed an estimated fair value of these warrants in the aggregate amount of $22,325 based on a Black Scholes valuation and accordingly has discounted the balance of these notes as of the date of extension and will amortize the discount amount as interest expense from that date to the extended due date of January 2, 2003. Also, the notes became fully transferable and also became convertible into common stock at the rate of $0.70 per share until the earlier of March 31, 2002 or, if the Company's common stock trades at or above $1.40 for ten consecutive trading days, until the date, if any, that the Company elects to terminate the right to convert the note. The shares of common stock underlying the notes and the warrants bear piggyback registration rights. The conversion feature of the notes is normally characterized as a beneficial conversion feature. The Company has determined that the value of the beneficial conversion feature of the notes based on a Black Scholes valuation is $107,355 and accordingly has discounted the subordinated promissory notes balance as of the date of issuance. The beneficial conversion feature is amortized from the date of issuance to the extended due date of January 2, 2003. During the nine months ended September 30, 2001, $21,613 was amortized to interest expense.

12.      Loss on Sale of Assets
         ----------------------

         Effective August 31, 2001, the Company sold substantially all of the assets of its Traffic Management Systems Division, formerly Sunnyvale General Devices and Instruments, Inc., to a former employee in exchange for the assumption of $700,000 of selected liabilities of the division. In connection with and as part of the sale, the Company also settled the termination of an employment agreement, and indemnification for a legal issue and paid certain operating expenses of the division through September 2001. The transaction resulted in a $282,300 loss on sale of assets.

13.      Summary of Outstanding Warrants
         -------------------------------

         A summary of the activity of common stock purchase warrants is as follows:

                                                                            Warrant Price
                                                       Number of    -----------------------------
                                                         Shares        Per Share        Total
                                                         ------        ---------        -----
Balance outstanding, December 31, 2000                 2,457,334    $1.350 - 5.000   $ 7,270,763
Warrants issued in connection with debt securities       633,489     0.800 - 1.000       536,717
Additional shares issuable under warrants as a
   result of anti-dilution adjustments                 5,890,280     0.203 - 0.243            --
Warrants exercised                                    (5,012,959)        0.203        (1,016,127)
                                                     ------------   ---------------  ------------

Balance outstanding, September 30, 2001                3,968,144    $0.203 - 5.000   $ 6,791,353
                                                     ===========    ==============   ===========

14.      Revolving Line of Credit
         ------------------------

         In April 1999, the Company secured a revolving line of credit with Celtic Capital Corporation, which line of credit was terminated during the quarter ended September 30, 2001. The Company is seeking, but has not secured, a replacement credit facility.

15.      Extraordinary Gains
         -------------------

         During the nine months ended September 30, 2001, the Company realized extraordinary gains from negotiating discounts related to settling litigation obligations in the aggregate amount of $157,778 and related to settling trade accounts payable in the aggregate amount of $168,289. Such gains are stated net of fees and costs relating to realizing those gains.

16.      Subsequent Events
         -----------------

         The Company's board of directors agreed to issue an aggregate of 74,626 shares of common stock to the Company's non-employee directors in lieu of payment to them of approximately $50,000 in accrued fees and expenses.

         In August 2001, the Company's shareholders ratified the adoption by the Company's board of directors of a 2001 Stock Option Plan authorizing the purchase of up to 3,000,000 shares of common stock and a 2001 Employee Stock Purchase Plan authorizing the purchase of up to 500,000 shares of common stock. On October 31, 2001 the Company granted to 67 employees under the 2001 Stock Option Plan options to acquire an aggregate of 1,830,000 shares of common stock at an exercise price of $0.21 per share. Such grants and any exercises thereof are not triggering events to adjust the conversion price of the convertible subordinated debentures. (See Note 9.)

17.      Reclassification
         ----------------

         Certain prior quarter balances have been reclassified to conform to the presentation for the nine months ended September 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Telenetics Corporation designs, produces and distributes wired and wireless data transmission and network access products and customer-specific communications products for customers around the world. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere in this report. This report and our condensed consolidated financial statements and notes to condensed consolidated financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. You can identify forward-looking statements generally by the use of forward-looking terminology such as "believes," "expects," "may," "will," "intends," "plans," "should," "could," "seeks," "pro forma," "anticipates," "estimates," "continues," or other variations of those terms, including their use in the negative, or by discussions of strategies, opportunities, plans or intentions. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

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

     o the impact of the continuing threat of terrorism and the responses to such threat by military, government, businesses and the public; and

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

RESULTS OF OPERATIONS

     COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 AND THREE MONTHS ENDED SEPTEMBER 30, 2000

         The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                    Three Months Ended Sept. 30,
                                                       2001            2000
                                                       ----            ----

Net sales.......................................       100.0%          100.0%
Cost of sales...................................        68.4            74.2
                                                      --------        --------
Gross profit....................................        31.6            25.8
Operating expenses:
   Selling, general and administrative..........        18.1            62.7
   Engineering and product development..........         7.1            38.6
   Severance costs..............................          --             8.2
   Legal and accounting ........................         3.5            17.0
                                                      --------        --------
Income (loss) from operations...................         2.9          (100.8)
Interest expense................................        (6.8)           (5.0)
Litigation settlements..........................        (0.4)          (39.3)
Loss on sale of assets..........................        (4.2)             --
Extraordinary gain..............................         4.7              --
                                                      --------        --------
Net loss........................................        (3.8)%        (145.1)%
                                                      ========        ========

         NET SALES. Net sales for the quarter ended September 30, 2001 were approximately $6.6 million as compared to $2.3 million for the quarter ended September 30, 2000, an increase of approximately $4.3 million or 186%. Net sales for the quarter ended September 30, 2001 of approximately $6.6 million were slightly greater than net sales for the nine months ended September 30, 2000. The increase in net sales primarily was due to new sales of our Sunrise Series(TM) commercial grade analog and digital data transmission and network access products under the license we obtained from Motorola Inc. in December 2000. Sales of our Sunrise Series(TM) products totaled approximately $5.4 million during the quarter ended September 30, 2001 and were partially offset by general reductions in sales of our other products and an approximate $300,000 reduction in sales of our Traffic Management Systems Division, the assets of which division we divested as of August 31, 2001. Provided that we are able to secure adequate credit facilities to finance our operations, we anticipate that net sales over the next year will be consistent with those that we realized for the three months ended September 30, 2001, due primarily to our completion of required pass-through sales to Motorola's Multiservice Networks Division and our continued focus on sales of Sunrise Series(TM) products.

         COST OF SALES. Cost of sales for the quarter ended September 30, 2001 was approximately $4.5 million as compared to approximately $1.7 million for the quarter ended September 30, 2000, an increase of approximately $2.8 million or approximately 164%. However, cost of sales decreased as a percentage of sales from 74.2% for the quarter ended September 30, 2000 to 68.4% for the quarter ended September 30, 2001. The dollar increase in cost of sales resulted from an increased volume of sales. The decrease in cost of sales as a percentage of sales primarily resulted from improved absorption of manufacturing overhead due to increased volume, sales from certain high margin Sunrise Series(TM) products and the completion of our obligation to make pass-through sales to Motorola's Multiservice Networks Division.

         GROSS PROFIT. Gross profit for the quarter ended September 30, 2001 was approximately $2.1 million as compared to $595,000 for the quarter ended September 30, 2000, an increase of approximately $1.5 million or 250%. Gross profit for the quarter ended September 30, 2001 of approximately $2.1 million was slightly greater than gross profit for the nine months ended September 30, 2000. Gross profit increased as a percentage of net sales by 5.8% to 31.6% for the quarter ended September 30, 2001 as compared to 25.8% for the same period in 2000. The dollar increase in gross profit primarily was due to the increase in net sales. The percentage increase in gross profit margin primarily resulted from improved absorption of manufacturing overhead due to increased volume and also due to sales of certain high margin Sunrise Series(TM) products. We anticipate that the gross profit percentage over the next year will be more consistent with that which we realized for the three months ended September 30, 2001.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $255,000 or approximately 17.6%, to approximately $1.2 million for the quarter ended September 30, 2001 from approximately $1.4 million for the quarter ended September 30, 2000, and decreased as a percentage of net sales from approximately 62.7% for the quarter ended September 30, 2000 to approximately 18.1% for the quarter ended September 30, 2001. The decrease in selling, general and administrative expenses resulted primarily from a $158,000 decrease in expenses of our Traffic Management Systems Division, the assets of which division we divested as of August 31, 2001.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses decreased by approximately $426,000 or approximately 47.7% to $467,000 for the quarter ended September 30, 2001 from $893,000 for the quarter ended September 30, 2000, and decreased as a percentage of sales from approximately 38.6% for the quarter ended September 30, 2000 to approximately 7.1% for the quarter ended September 30, 2001. This decrease in engineering and product development expenses primarily was attributable to a $240,000 decrease in expenses associated with our Wireless Data Network Division, which decrease occurred primarily because we were unable to pursue the commercialization of the eflex technology during the nine months ended September 30, 2001 due to the existence of a patent infringement action filed against us by Aeris Communications in connection with the eflex technology.

         SEVERANCE COSTS. There was no amount for severance costs during the three months ended September 30, 2001 as compared to severance costs of approximately $191,000 for the same period in 2000. These costs were primarily attributable to the costs of termination of Michael Armani, our former President and Chief Executive Officer, in the amount of $168,000.

         LEGAL AND ACCOUNTING EXPENSES. Legal and accounting expenses during the three months ended September 30, 2001 decreased by approximately $162,000 or approximately 41.3%, to $230,000, or 3.5% of net sales, from $391,000 or approximately 17.0% of net sales during the same period for 2000. This decrease in legal and accounting expenses was primarily attributable to the resolution of pending litigation matters. We anticipate that these expenses will continue to decline based on the resolution of substantially all of the remaining litigation matters during the quarter ended September 30, 2001.

         INCOME (LOSS) FROM OPERATIONS. Income from operations was $195,000 or 2.9% of net sales for the quarter ended September 30, 2001, which represented an improvement of approximately $2.5 million as compared to the loss of $2.3 million or 101% of net sales for the quarter ended September 30, 2000. The improvement in operating income primarily was due to increased net sales and gross profit, and reduced operating expenses as described above.

         INTEREST EXPENSE. Interest expenses for the quarter ended September 30, 2001 increased by $334,000 or approximately 289% to $450,000 as compared to $116,000 for the same period in 2000. This increase in interest expense was primarily due to a $255,000 increase in non-cash interest expense related to the amortization of the beneficial value ascribed to conversion rights of debt instruments and the amortization of the valuation and revaluation of warrants issued in connection with our subordinated notes.

         LITIGATION SETTLEMENTS. Litigation settlement expenses for the quarter ended September 30, 2001 decreased by approximately $884,000 or approximately 97.3% to $25,000 as compared to an expense of $909,000 during the quarter ended September 30, 2000. The $909,000 or 39.3% of net sales expense for the quarter ended September 30, 2000 was attributable primarily to the settlement of litigation with Bibicoff & Associates and Harvey A. Bibicoff, which settlement expense amounted to $719,000 and was paid with a combination of cash, shares of common stock and warrants to purchase shares of common stock.

         LOSS ON SALE OF ASSETS. Effective August 31, 2001, we sold substantially all of the assets of our Traffic Management Systems Division to Franklin Ribelin. Mr. Ribelin paid the $700,000 purchase price by assuming selected liabilities of the division. The loss for the quarter ended September 30, 2001 on the sale of the division was $282,000. There was no loss on sale of assets in the comparable prior year period.

         EXTRAORDINARY GAINS. Extraordinary gains of $311,000 were recorded in the three months ended September 30, 2001. These gains were attributable to our settlement of various litigation and accounts payable obligations, primarily the Blattman (Racon) matter and the Coleman matter, for less than the carrying value of those obligations.

         NET LOSS. Net loss decreased by approximately $3.1 million to $252,000 for the quarter ended September 30, 2001 as compared to net loss of approximately $3.4 million for the quarter ended September 30, 2000, and decreased as a percentage of net sales from 145.1% of net sales for the quarter ended September 30, 2000 to 3.8% of net sales for the quarter ended September 30, 2001. The decrease in net loss primarily was due to improved operating income and secondarily was due to the absence of unfavorable litigation settlements.

     COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 AND NINE MONTHS ENDED SEPTEMBER 30, 2000

         The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                    Nine Months Ended Sept. 30,
                                                       2001           2000
                                                       ----           ----

Net sales.......................................       100.0%          100.0%
Cost of sales...................................        73.9            68.9
                                                      --------        --------
Gross profit....................................        26.1            31.1
Operating expenses:
   Selling, general and administrative..........        30.3            63.8
   Engineering and product development..........         9.4            32.6
   Severance costs..............................          --             2.9
   Legal and accounting ........................         3.9            16.7
                                                      --------        --------
Loss from operations............................       (17.5)          (84.9)
Interest expense................................        (8.3)           (5.3)
Litigation settlements .........................        (0.3)          (20.6)
Debt termination costs..........................        (0.7)             --
Loss on sale of assets..........................        (1.8)             --
Extraordinary gains.............................         2.1              --
                                                      --------        --------
Net loss........................................       (26.5)%        (110.8)%
                                                      ========        ========

         NET SALES. Net sales for the nine months ended September 30, 2001 were approximately $15.7 million as compared to $6.6 million for the nine months ended September 30, 2000, an increase of approximately $9.1 million or approximately 139%. The increase in net sales primarily was a result of sales of our Sunrise Series(TM) products under the license we obtained from Motorola Inc. in December 2000. Sales of our Sunrise Series(TM) products totaled approximately $9.3 million during the nine months ended September 30, 2001 and were partially offset by an approximate $848,000 reduction in sales of our Traffic Management Systems Division, the assets of which division we divested as of August 31, 2001. Provided that we are able to secure adequate credit facilities to finance our operations, we anticipate that net sales over the next year will be more consistent with those that we realized for the three months ended September 30, 2001 than those we realized for the nine months ended September 30, 2001, due primarily to more consistent production of our Sunrise Series(TM) products and the completion of required pass-through sales to Motorola's Multiservice Networks Division.

         COST OF SALES. Cost of sales for the nine months ended September 30, 2001 was approximately $11.6 million as compared to $4.5 million for the nine months ended September 30, 2000, an increase of $7.1 million or approximately 156%. Cost of sales increased as a percentage of sales from 68.9% for the nine months ended September 30, 2000 to 73.9% for the nine months ended September 30, 2001. The increase in cost of sales resulted primarily from the increase in the volume of sales. The increase in cost of sales as a percentage of sales primarily was due to approximately $2.5 million of pass-through sales to Motorola's Multiservice Networks Division at a cost of more than 91% of net sales. Our obligation to make such pass-through sales has been fully satisfied, and no additional sales of this nature are anticipated.

         GROSS PROFIT. Gross profit increased by approximately $2.1 million or 100.7% to approximately $4.1 million for the nine months ended September 30, 2001 as compared to approximately $2.0 million for the same period in the prior year. Gross profit decreased as a percentage of net sales by 5.0% to 26.1% for the nine months ended September 30, 2001 as compared to 31.1% for the same period in 2000. The increase in gross profit primarily was due to increased sales. The decrease in gross margin primarily was due to the effect of $2.5 million of pass-through sales to Motorola's Multiservice Networks Division at less than 9.0% gross margin, which pass-through sales have since been discontinued. We anticipate that our gross profit percentage over the next year will be more consistent with the greater than 31% that we realized for the three months ended September 30, 2001 and the nine months ended September 30, 2000 than the gross profit percentage of 26.1% that we realized for the nine months ended September 30, 2001.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $561,000 or approximately 13.4% to approximately $4.8 million during the nine months ended September 30, 2001 from approximately $4.2 million during the nine months ended September 30, 2000, and decreased as a percentage of net sales from approximately 63.8% during the nine months ended September 30, 2000 to approximately 30.3% during the nine months ended September 30, 2001. The increase in these expenses resulted primarily from start-up costs of $509,000 associated with our new Sunrise Series(TM) product line that we licensed from Motorola in December 2000, which start-up costs were incurred during the first six months of 2001.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses decreased by $669,000 or 31.2% to approximately $1.5 million during the nine months ended September 30, 2001 from $2.1 million during the nine months ended September 30, 2000, and decreased as a percentage of sales by 23.2% from approximately 32.6% during the nine months ended September 30, 2000 to approximately 9.4% during the nine months ended September 30, 2001. This decrease in engineering and product development expenses primarily was due to a decrease in expenses of $372,000 associated with our Wireless Data Networks Division, $292,000 of which consisted of spending reductions and $80,000 of which was a decrease in amortization related to the employment contracts of personnel in that division. This decrease occurred primarily because we were unable to pursue the commercialization of the eflex technology during the nine months ended September 30, 2001 due to the existence of a patent infringement action filed against us by Aeris Communications in connection with the eflex technology.

         SEVERANCE COSTS. Severance costs during the nine months ended September 30, 2001 were $4,000 as compared to severance costs of $191,000 for the same period in 2000. Severance costs during the nine months ended September 30, 2000 were primarily attributable to the costs of termination of Michael Armani in the amount of $168,000.

         LEGAL AND ACCOUNTING EXPENSES. Legal and accounting expenses during the nine months ended September 30, 2001 decreased by approximately $484,000 or approximately 44.0%, to $616,000, or 3.9% of net sales, from approximately $1.1 million or approximately 16.7% of net sales during the same period for 2000. This decrease in legal and accounting expenses was primarily attributable to the resolution of pending litigation matters. We anticipate that these expenses will continue to decline based on the resolution of substantially all of the remaining litigation matters during the quarter ended September 30, 2001.

         LOSS FROM OPERATIONS. Loss from operations decreased by approximately $2.8 million to approximately $2.8 million for the nine months ended September 30, 2001 from $5.6 million for the same period in the prior year and decreased as a percentage of net sales from 84.9% to 17.5% during those periods. The improvement in operating profit and operating margin was due to the increases in gross profit and decreases in operating expenses previously described.

         INTEREST EXPENSE. Interest expense increased by $956,000 or approximately 272% to approximately $1.3 million during the nine months ended September 30, 2001 as compared to $351,000 during the same period for 2000. This increase in interest expense was primarily due to a $837,000 increase in non-cash interest expense related to the amortization of the beneficial value ascribed to conversion rights of debt instruments and the amortization of the valuation and revaluation of warrants issued in connection with our subordinated notes.

         LITIGATION SETTLEMENTS. Litigation settlement expenses for the nine months ended September 30, 2001 were $40,000 as compared to an expense of approximately $1.4 million for the nine months ended September 30, 2000, a reduction of approximately $1.3 million. The significant expense for litigation matters during the nine months ended September 30, 2000 resulted from unfavorable settlements of litigation, principally the settlement of litigation with Bibicoff & Associates and Harvey A. Bibicoff, which settlement expense amounted to $719,000 and was paid with a combination of cash, shares of common stock and warrants to purchase shares of common stock, and a $448,000 expense in connection with the Drake & Drummond settlement, which settlement expense was paid with shares of common stock and warrants to purchase shares of common stock.

         DEBT TERMINATION COSTS. Debt termination costs were $110,000 during the nine months ended September 30, 2001. Debt termination costs in the nine months ended September 30, 2001 primarily were attributable to the valuation ascribed to warrants issued in connection with the conversion of debt instruments to common stock.

         LOSS ON SALE OF ASSETS. Effective as of August 31, 2001, we sold substantially all of the assets of our Traffic Management Systems Division to Franklin Ribelin. Mr. Ribelin paid the $700,000 purchase price by assuming selected liabilities of the division. The loss on the sale of the division was $282,000. There was no loss on sale of assets in the comparable prior year period.

         EXTRAORDINARY GAINS. Extraordinary gains of $326,000 were recorded in the nine months ended September 30, 2001. These gains were attributable to our settlement of various litigation and accounts payable obligations, primarily the Blattman (Racon) matter and the Coleman matter, for less than the carrying value of those obligations.

         NET LOSS. Net loss for the nine months ended September 30, 2001 decreased by approximately $3.1 million to approximately $4.2 million as compared to a net loss of $7.3 million for the nine months ended September 30, 2000. The decrease in net loss primarily was due to the decrease in operating loss of $2.8 million and the decrease in unfavorable litigation settlements of $1.4 million, and was partially offset by a $1.0 million increase in interest expense and a $282,000 loss on sale of assets.

LIQUIDITY AND CAPITAL RESOURCES

         As of November 14, 2001, we had approximately $4.4 million in backlog orders for our products, which orders were due in large part to our Sunrise Series(TM) products. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

         The typical duration from receipt of a purchase order or other purchase commitment to shipment of the products ordered to the customer ranges from three to ten weeks depending upon the size of the order. However, during the initial six months of production of Sunrise Series(TM) products, the duration from receipt of the order for those products to shipment was unusually long due to the time needed to establish the manufacturing capability for those products.

         Our backlog as of November 14, 2001 represented approximately eight weeks of sales volume. Our backlog as of that date and for the quarter ended September 30, 2001 was significantly less than our backlog during the first half of the year 2001. The backlog for the first half of the year 2001 included a substantial amount of pent-up backlog of Sunrise Series(TM) products that resulted from the acquisition of those product lines, including substantially all required pass-through sales to Motorola's Multiservice Networks Division. The subsequent reduction in backlog is primarily due to improvements in our ability to ship Sunrise Series(TM) products to our customers and the completion of required pass-through sales to Motorola's Multiservice Networks Division that totaled approximately $2.5 million. We anticipate that the backlog of orders for products over the next year will be consistent with approximately eight weeks of sales volume, subject to possible seasonal fluctuations and our ability to identify and obtain sufficient sources of working capital.

         During the nine months ended September 30, 2001, we financed our operations and capital expenditures primarily through private placements of convertible debt, modifications and conversions of outstanding notes into shares of common stock, which modifications and conversions also involved the issuance of common stock purchase warrants, and the assignment, with full recourse, of certain accounts receivable to Comtel Electronics, Inc., or Comtel, and its commercial lender, UPS Capital Corporation, or UPS, in satisfaction of obligations we incurred in connection with our acquisition from Comtel of finished goods inventory of our Sunrise Series(TM) products.

         As of September 30, 2001, we had a working capital deficiency of approximately $1.2 million and an accumulated deficit of approximately $31.8 million. As of that date, we had a net bank overdraft of $217,000 and approximately $2.2 million in net accounts receivable. We also had promissory notes in the aggregate amount of approximately $3.5 million (stated net of unamortized valuation discounts of $762,000) as of September 30, 2001, of which $509,000 was due to related parties.

         Net cash used in our operating activities amounted to approximately $2.1 million during the nine months ended September 30, 2001. This primarily was attributable to the net loss of approximately $4.2 million, which was offset by non-cash charges of approximately $1.2 million of depreciation and amortization and approximately $636,000 of compensation relating to stock options. Changes in assets and liabilities are primarily a function of an increase in accounts receivable of approximately $3.3 million, partially offset by a reduction in inventories of approximately $1.5 million and an increase in accounts payable of approximately $1.7 million.

         During the initial period of production of Sunrise Series(TM) products, while we were establishing the capacity to manufacture those products and administer customers' orders, we experienced a build-up of finished goods inventory of Sunrise Series(TM) products for which there were no then existing orders. As September 30, 2001, that inventory had been reduced to approximately $1.2 million. Without this build-up of inventory, the net cash used in our operating activities during the nine months ended September 30, 2001 would have been less than $1.0 million and there would have been no increase in accounts payable. We anticipate that built-up inventories will continue to be reduced over the next year.

         Net cash used in our investing activities amounted to approximately $362,000 during the nine months ended September 30, 2001. This primarily was attributable to payments of approximately $1.8 million in connection with acquiring the license to manufacture certain Motorola products less approximately $1.5 million received in connection with the sublicense of the manufacturing of those products.

         Net cash provided by financing activities amounted to approximately $2.4 million during the nine months ended September 30, 2001. This primarily was attributable to the proceeds from the sale of promissory notes of approximately $2.3 million and debentures and proceeds from the exercise of options and warrants of approximately $1.0 million. We also used approximately $730,000 cash in the repayment of the revolving line of credit with Celtic Capital Corporation in August 2001.

         In January 2001, we issued a 7% convertible subordinated debenture due January 2, 2003 in the principal amount of approximately $2.1 to Dolphin Offshore Partners L.P. , or Dolphin, in a private offering. The holder may convert the debenture into common stock at any time. We may force conversion of the debenture after August 2, 2001 if at the time we desire to force conversion, the registration statement of which this prospectus is a part is effective and the average of the closing bid price per share for 20 consecutive trading days ending five days prior to the date of forced conversion is at least $2.00.

         In addition, in January 2001 we issued a note in the principal amount of $325,000 to Dolphin in a private offering. The note's original interest rate was 12.0% per year. Principal and all accrued interest under the note originally were due April 22, 2001 or upon any earlier demand by Dolphin. Effective June 29, 2001, we entered into a note modification agreement with Dolphin. Under the agreement, Dolphin waived any default by us under the 7% convertible subordinated debenture that occurred through September 30, 2001. In addition, interest rates and payment dates on the debenture and the two outstanding notes due to Dolphin were revised. Effective July 1, 2001, the interest rate of the 7% convertible subordinated debenture increased to 10.0% per annum, and the payment dates changed from semi-annual payments of interest in arrears on January 2 and July 2 of each year to quarterly payments in arrears on March 2, June 2, September 2 and December 2 of each year. The maturity date of the $325,000 note was extended from April 22, 2001 to July 2, 2002. Also, the interest rate of the $325,000 note increased from 12.0% to 15.0% per annum for the period from October 1, 2001 to December 31, 2001, and will increase from 15.0% to 18.0% per annum commencing on January 1, 2002. Effective July 1, 2001, the interest rate of the $250,000 note increased from 10.0% to 15.0% per annum, and we may be eligible for a waiver of interest that is scheduled to accrue on that note from January 1, 2002 to April 10, 2002 if we prepay the outstanding principal balance of the note on or before April 1, 2002 after providing advance notice to Dolphin of our intent to prepay the balance.

         In January 2001, we issued a 6.5% junior convertible subordinated debenture due January 23, 2003 in the principal amount of $75,000 to one accredited investor. The holder may convert the debenture into common stock at any time. We may force conversion of the debenture after August 23, 2001 if at the time we desire to force conversion, the registration statement of which this prospectus is a part is effective and the average of the closing bid price per share for 20 consecutive trading days ending five days prior to the forced conversion is at least $2.00. The holder of the 6.5% Debenture waived any default that occurred through September 30, 2001.

         In June 2001, we agreed with three accredited investors who held an aggregate of $250,000 of 8% Convertible Subordinated Unsecured Promissory Notes due 2001 to extend the due date of the notes from March 15, 2001 to January 2, 2003 in exchange for a 2% increase in the interest rate of the notes and the issuance to the investors of three-year warrants to purchase up to an aggregate of 50,000 shares of common stock at an exercise price of $1.00. Also, the notes became fully transferable and also became convertible into common stock at the rate of $0.70 per share until the earlier of March 31, 2002 or, if our common stock trades at or above $1.40 for ten consecutive trading days, until the date, if any, that we elect to terminate the right to convert the note. The shares of common stock underlying the notes and the warrants bear piggyback registration rights. The aggregate amount of notes remaining outstanding as of September 30, 2001 was $250,000, less unamortized warrant valuation of $130,000.

         The cash proceeds from the above offerings have been used as working capital to fund research and development costs associated with our products, costs associated with manufacturing and marketing such products and costs associated with our anticipated growth and expansion. Historically, we have relied upon cash from financing activities to fund most of the cash requirements of our operating and investing activities. Although we have been able to generate some cash from our operating activities in the past, there is no assurance we will be able to continue to do so in the future.

         During the quarter ended September 30, 2001, our revolving line of credit with Celtic Capital Corporation was terminated. For a substantial portion of the nine months then ended, we had little or no effective availability under that line. This situation adversely impacted our operations. In the absence of a viable credit facility, during the quarter ended September 30, 2001, we discharged approximately $2.4 million of our obligation that resulted from purchases of Sunrise Series(TM) products from Comtel, by assigning, with full recourse, certain of our accounts receivable to Comtel and UPS.

         Since September 30, 2001, we have continued to satisfy our obligation for product purchases from Comtel by further assignments to Comtel and UPS of certain of our accounts receivable. We anticipate that although we have no formal commitment from Comtel or UPS, we will able to continue this arrangement with Comtel until we are able to secure a replacement credit facility or other alternative financing. We believe that our continued operations could be dependent on securing a replacement credit facility and that additional sources of liquidity through debt and/or equity financing will be required to fund our plans to exploit the license we obtained from Motorola Inc. relating to our commercial analog and digital data transmission and network access products and to fund other plans for future growth.

         We have been, and currently are, working toward identifying and obtaining a new credit facility. We currently do not have any commitments for additional financing. Deteriorating global economic conditions and the effects of ongoing military actions against terrorists may cause prolonged declines in investor confidence in and accessibility to capital markets. Further, in light of our delisting from the Nasdaq SmallCap Market in September 2001, the ability of any potential or future investors to achieve liquidity from our common stock could be severely limited, which could inhibit, if not preclude, our ability to raise additional working capital on a timely basis, in sufficient amounts or on terms acceptable to us.

         Any future financing may cause significant dilution to existing shareholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

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

         We have incurred net losses in each fiscal year since our inception, with the exception of the fiscal year ended March 31, 1998, in which we realized nominal net income of $94,000. We realized a net loss of $1.1 million for the twelve months ended December 31, 1999, as compared to incurring a net loss of $204,000 for the twelve months ended December 31, 1998. For the year ended December 31, 2000, we reported a net loss of approximately $11.9 million. For the nine months ended September 30, 2001, we reported a net loss of approximately $4.2 million. Our accumulated deficit through September 30, 2001 was approximately $31.8 million, and as of that date we had a total shareholders' equity of approximately $1.9 million. We expect that our losses may continue further into the future. There is no assurance that we will attain profitable operations in the future. If we are unable to do so, there may be a material adverse effect on our cash flows, which could cause us to violate covenants under our credit facility and could impede our ability to raise capital through debt or equity financing to the extent needed for our continued operations or for planned expansion. Consequently, future losses may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

     WE NEED AND MAY BE UNABLE TO OBTAIN ADDITIONAL FUNDING ON SATISFACTORY TERMS, WHICH COULD INTERFERE WITH OUR EXISTING AND PLANNED OPERATIONS, DILUTE OUR SHAREHOLDERS OR IMPOSE BURDENSOME FINANCIAL RESTRICTIONS ON OUR BUSINESS.

         Historically, we have relied upon cash from financing activities to fund most of the cash requirements of our operating and investing activities. Although we have been able to generate some cash from our operating activities in the past, there is no assurance we will be able to continue to do so in the future. We believe that our continued operations could be dependent on securing a replacement credit facility and that additional sources of liquidity through debt and/or equity financing are required to fund our plans to exploit the license we obtained from Motorola Inc. relating to our commercial analog and digital data transmission and network access products and to fund other plans for future growth. We have been, and currently are, working toward identifying and obtaining a new credit facility that would replace the line of credit we had with Celtic Capital Corporation.

         We currently do not have any commitments for additional financing. Deteriorating global economic conditions and the effects of ongoing military actions against terrorists may cause prolonged declines in investor confidence in and accessibility to capital markets. Further, in light of our delisting from the Nasdaq SmallCap Market in September 2001, the ability of any potential or future investors to achieve liquidity from our common stock could be severely limited, which could inhibit, if not preclude, our ability to raise additional working capital on a timely basis, in sufficient amounts or on terms acceptable to us.

         Any future financing may cause significant dilution to existing shareholders. Any debt financing or other financing of securities senior to common stock will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

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

     BECAUSE OUR STOCK IS NOT LISTED ON A NATIONAL SECURITIES EXCHANGE, YOU MAY FIND IT DIFFICULT TO DISPOSE OF OR OBTAIN QUOTATIONS FOR OUR COMMON STOCK.

         Our common stock previously was quoted on the Nasdaq SmallCap Market. However, due to our inability to comply with the Nasdaq continued inclusion requirements relating to minimum closing bid price and net tangible assets/market capitalization/net income, our common stock was delisted from the Nasdaq SmallCap Market in September 2001, and our common stock has been traded under the symbol "TLNT" on the NASD's OTC Electronic Bulletin Board since September 18, 2001. Because our stock trades on the OTC Electronic Bulletin Board rather than on a national securities exchange, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock.

     OUR INABILITY OR THE INABILITY OF OUR CONTRACTORS TO SHIP ORDERS ON A TIMELY BASIS COULD DAMAGE OUR RELATIONSHIPS WITH CUSTOMERS, RESELLERS AND DISTRIBUTORS AND REQUIRE US TO MAKE EXPENSIVE AND TIME-CONSUMING EFFORTS TO REMEDY THE INABILITY.

         We have experienced and are currently experiencing problems associated with under-capitalization and engineering and production delays, including the inability to ship products in a timely manner. In an effort to minimize these problems, we have entered into agreements with third-party contract manufacturers for some component and circuit board assembly and testing functions and have developed strategic relationships with several qualified and reliable local assembly houses. A failure by our contract manufacturers and assemblers to fulfill their obligations to us could cause delays in production and shipment of many of our products. Also, disruption in transportation services as a result of the terrorist attacks in the United States on September 11, 2001 and further enhanced security measures in response to the attacks may cause some increases in costs and timing for both receipt and shipment of products to our customers. Delays in production and shipment could cause customers to cancel a portion or all of their orders and could damage our relationships with our customers, resellers and distributors, which in turn could cause us to lose existing customers or prevent us from obtaining new customers. Further, if our contract manufacturers become unable or unwilling to fulfill their obligations to us due to our undercapitalization or due to their own financial difficulties or other circumstances beyond our control, we could be required to undertake expensive and time-consuming efforts to transition the contracted services to other qualified contractors or to our own facilities. Accordingly, the failure to deliver products on time could have a material adverse affect on our business, prospects, financial condition, results of operations and cash flows.

     IF WE ARE UNSUCCESSFUL IN OUR EFFORTS TO TAKE ADVANTAGE OF REGIONAL, NATIONAL AND INTERNATIONAL DISTRIBUTION CHANNELS FOR OUR PRODUCTS, SALES OF OUR PRODUCTS MAY DECLINE OR FAIL TO INCREASE.

         Historically, we sold most of our products through a direct sales force and through a network of manufacturers' representatives. However, in an effort to find a more effective channel to market for our products, we terminated all of our manufacturers' representative agreements and have begun to channel most of our products through a network of regional and national distribution outlets. We also have begun to develop and solidify our relationships with certified resellers, distributors and system integrators, many of which are part of a worldwide distribution network developed by Motorola in connection with its sales of the commercial grade analog and digital transmission and network access products that are covered by the manufacturing license agreement that we have entered into with Motorola. To the extent we are unsuccessful in our efforts to create or maintain an adequate quality and quantity of these relationships, sales of our products may decline or fail to increase as we work to establish effective channels to market.

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

         As of November 14, 2001, we had approximately $4.4 million in backlog orders for our products, which orders were due in large part to our Sunrise Series(TM) products. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. The typical duration from receipt of a purchase order or other purchase commitment to shipment of the products ordered to the customer ranges from three to ten weeks depending upon the size of the order. However, there can be no assurance that we will be successful in fulfilling orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

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

     WE RELY HEAVILY ON OUR MANAGEMENT, AND THE LOSS OF THEIR SERVICES COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

         Our success is highly dependent upon the continued services of key members of our management, including our Chairman of the Board, President and Chief Executive Officer, Shala Shashani, and our Chief Financial Officer, David Stone. The loss of Ms. Shashani or Mr. Stone or one or more other key members of management could have a material adverse effect on us because each of these individuals has experience and skills upon which we draw heavily in our day-to-day operations and strategic planning activities. We have not entered into any employment agreement with any executive officer of Telenetics other than a written employment offer with Mr. Stone. Also, we do not maintain key-man life insurance policies on any member of management.

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

         We may receive infringement claims from third parties relating to our products and technologies, such as the patent infringement action filed against us by Aeris Communications, Inc., which action was dismissed without prejudice in September 2001 in exchange for our agreement to provide Aeris Communications, Inc. with three months' advance notice prior to commercialization or sale of a potentially infringing product or service. We intend to investigate the validity of any infringement claims that may be made against us by Aeris Communications, Inc. or others and, if we believe the claims have merit, to respond through licensing or other appropriate actions. To the extent claims relate to technology included in components purchased from third party vendors for incorporation into our products, we would forward those claims to the appropriate vendor. If we or our component manufacturers were unable to license or otherwise provide any necessary technology on a cost-effective basis, we could be prohibited from marketing products containing that technology, incur substantial costs in redesigning products incorporating that technology, or incur substantial costs defending any legal action taken against us.

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

     OUR STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY THAT COULD RESULT IN LITIGATION AGAINST US.

         The trading prices of our common stock have in the past been, and will continue in the future to be, subject to wide fluctuations in response to quarter-to-quarter variations in our operating results, material announcements of technological innovations, price reductions, significant customer orders or establishment of strategic partnerships by us or our competitors or providers of alternative products, general conditions in the data transmission and network access products and customer-specific communications products industries, or other events or factors, many of which are beyond our control. In addition, the stock market as a whole and individual stocks have experienced extreme price and volume fluctuations, which have often been unrelated to the performance of the related corporations. In fact, during the quarter ended September 30, 2001, the high and low closing prices of our common stock were $0.69 and $0.10, respectively. If our operating results in future quarters fall below the expectations of market makers, securities analysts and investors, the price of our common stock will likely decline, perhaps substantially. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has occurred against the issuing company. There can be no assurance that such litigation will not occur in the future. This type of litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. Any adverse determination in this type of litigation could also subject us to substantial liabilities.

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

     WE ARE UNABLE TO PREDICT THE IMPACT THAT THE CONTINUING THREAT OF TERRORISM AND THE RESPONSES TO THAT THREAT BY MILITARY, GOVERNMENT, BUSINESS AND THE PUBLIC MAY HAVE ON OUR BUSINESS, PROSPECTS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS.

         The recent terrorist attacks in the United States, which have brought devastation to many people and shaken consumer confidence, have disrupted commerce throughout the world. The continuing threat of terrorism in the United States and other countries and heightened security measures, as well as current and any future military action in response to such threat, may cause significant disruption to the global economy, including widespread recession. To the extent that such disruptions result in a general decrease in spending that could decrease demand for our current and planned products and services, in our inability to effectively market, manufacture or ship our products and services, or in financial or operational difficulties for various contract manufacturers, vendors and customers on which we rely, our business and results of operations could be materially and adversely affected. We are unable to predict whether the continuing threat of terrorism or the responses to such threat will result in any long-term commercial disruptions or whether such terrorist activities or responses will have any long-term material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On January 28, 2000, Aeris Communications, Inc., a California corporation, initiated an action in the United States District Court for the Northern District of California (Case No. C00-00328) against Telenetics alleging, among other things, patent infringement of two United States patents held by Aeris Communications. The alleged patent infringement related to technology we acquired in our acquisition of eflex. The court dismissed this action on June 28, 2000. However, on October 10, 2000 Aeris filed a second action based on the same allegations (Case No. C00-3727). Effective September 17, 2001, we entered into a settlement agreement with Aeris Communications. Under the terms of the settlement agreement, Aeris Communications agreed to dismiss, without prejudice, its action against us, we agreed to provide Aeris Communications with three months' advance notice prior to commercialization or sale of a potentially infringing product or service, and we agreed not to pursue the invalidation of the Aeris patents underlying the action. The settlement agreement did not result in any admission or concession of either of the parties as to the lawsuits.

         On June 27, 2000, Racon, Inc., a Washington corporation, and Daniel A. Blattman initiated an action in the King County Superior Court in the State of Washington (Case No. 00-2-17912-OSEA) against Telenetics alleging, among other things, breach of contract and default on a promissory note arising out of the Asset Purchase Agreement dated April 21, 2000 between Telenetics and Racon. The complaint sought damages according to proof at trial in an amount not less than $50,000 with respect to Racon, and not less than $325,000 with respect to Mr. Blattman, plus an award of prejudgment and/or default interest and attorneys' fees. We recorded the liability for the $375,000 due under the Asset Purchase Agreement, but defended this action based on Racon's failure to deliver all of the assets acquired under the contract. The parties attempted to settle the matter in January 2001 by Racon delivering the remaining assets and us affirming our obligations under the contract. In May 2001, Mr. Blattman obtained a judgment against us in King County Superior Court (Case No. 00-2-17912) in the amount of $349,617 and later domesticated that judgment in Orange County, California. In September 2001, the parties entered into a settlement agreement under which Mr. Blattman agreed to release us from any further obligation on the judgment in exchange for payment by us to Mr. Blattman of $200,000 cash and 100,000 shares of common stock. We have delivered the required consideration to Mr. Blattman, and Mr. Blattman is in the process of filing a satisfaction of judgment in King County, Washington and Orange County, California.

         On July 27, 2000, James R. Mills initiated an action in the United States District Court for the Northern District of Georgia (Atlanta) (Case No. 1:00-CV-1905-JEC) against Edward Didion, William Saunders, Terry Parker, eflex Wireless, Inc., Residential Utility Meter Services Inc., or RUMS, and Telenetics. eflex has been a subsidiary of Telenetics since January 2000. Messrs. Didion, Saunders and Parker are the former stockholders of eflex. Mr. Didion is a former consultant to Telenetics, Mr. Saunders is a former advisor to our board of directors, and Mr. Parker is a former director and former President and Chief Executive Officer of Telenetics. Following a change in venue and a dismissal of some of Mr. Mills' claims, Mr. Mills filed a second amended complaint in the United States District Court for the Middle District of Florida (Tampa) (Case No. 8:00-CV-2283-T-27B) on March 7, 2001. The complaint relates to ownership rights and other actions taken regarding technology we acquired in our acquisition of eflex. The complaint includes allegations against RUMS for breach of contract and breach of fiduciary duty, allegations against Messrs. Saunders and Parker for tortious interference with property rights and contract, and allegations against Telenetics and eflex for breach of contract and successor liability. Based upon an agreement among Mr. Mills, RUMS and entities related to RUMS on the one hand and Messrs. Saunders and Parker and eflex on the other hand, Messrs. Saunders and Parker and eflex have some rights to indemnification by other parties to that agreement in connection with some of the allegations.

Based upon the stock purchase agreement among Telenetics, eflex and Messrs. Saunders, Parker and Didion and John D. McLean, our Chief Operating Officer, Telenetics has some rights to indemnification by Messrs. Saunders, Parker, Didion and McLean. The parties have entered into a settlement agreement that required payments to be made by Messrs. Saunders, Parker and Didion but did not require payments to be made by the Company. Mr. Mills dismissed the suit with prejudice in October 2001.

         On September 28, 2000, Coleman & Co. Securities, Inc. initiated an action before the American Arbitration Association (Case No. 13 113 00904 0) against Telenetics alleging, among other things, breach of contract for failure to issue shares of our common stock in partial payment of a retainer, and the loss of profits that could have been realized on those shares during the year ended December 31, 2000. The contract at issue was for Coleman & Co. Securities, Inc. to be the exclusive investment advisor, private placement agent and investment banker for Telenetics, and obligated us to pay the retainer whether or not Coleman & Co. Securities, Inc. provided any actual services for us. The matter was settled by us issuing the 50,000 shares of common stock at issue with a fair market value of $31,250, and executing a confession of judgment in the amount of $250,000, the liability for which we have fully recorded. The parties agreed that the confession of judgment could be satisfied by the issuance of 200,000 shares of our common stock, provided that those shares were included in a registration statement on Form S-3 that was declared effective by the Securities and Exchange Commission no later than June 15, 2001. The parties also agreed that if the registration statement was declared effective by June 15, 2001 and the closing bid price for our common stock was less than $1.00 on that date, there would be a cash price adjustment for the difference. The registration statement was declared effective on April 30, 2001, at which time the closing bid price was $0.52. As a result, we had an additional liability under this settlement of approximately $146,000, and a judgment was entered against us in that amount in the Supreme Court of the State of New York (Index No. 111016/01). In September 2001, we issued 300,000 shares of common stock to Coleman & Co. Securities, Inc. in exchange for its agreement to release us from our obligation under the $146,000 judgment and all costs of filing and enforcing that judgment.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a)      Recent Sales of Unregistered Securities
                  ---------------------------------------

         In September 2001, we issued 100,000 shares of common stock valued at $10,000 and paid $200,000 cash to one individual in exchange for a release from any further obligation on a judgment in the approximate amount of $350,000 that the individual had obtained against us.

         In September 2001, we issued 300,000 shares of common stock valued at $30,000 to one entity in exchange for its agreement to release us from our obligation under a $146,000 judgment the entity had obtained against us and from payment of all costs of filing and enforcing that judgment.

         In September 2001, we issued an aggregate of 15,000 shares of common stock valued at $1,500 to two employees in payment of bonus obligations we had to them.

         During the quarter ended September 30, 2001, we issued an aggregate of 5,012,959 shares of common stock valued at $1,016,127 to eight warrant holders upon exercise, at anti-dilution adjusted prices ranging from $0.2027 per share, of warrants that we had issued in our 1999 offering of Series A 7.0% Convertible Redeemable Preferred Stock.

         The issuances of our securities in the above-referenced transactions were made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering. Exemption from the registration provisions of the Securities Act is claimed on the basis that such transaction did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         At April 1, 2001, we were in default in the repayment of principal of $107,700 of 10% Unsecured Promissory Notes due 2000 and $260,000 of 8% Convertible Subordinated Unsecured Promissory Notes due 2001. On April 28, 2001, we also became in default in the repayment of principal and interest under a $325,000 obligation that we had incurred in connection with a litigation settlement agreement that we had entered into with Racon, Inc. and Daniel A. Blattman, which settlement agreement is described above in Item 1. Legal Proceedings, The occurrence of the default under the Racon obligation caused a cross-default of covenants under the 7% Convertible Subordinated Debenture due January 2, 2003 in the principal amount of $2,115,000 and under the 6.5% Junior Convertible Subordinated Debenture due January 23, 2003 in the principal amount of $75,000, both of which debentures we had issued in private offerings in January 2001. On May 15, 2001, we became in default in the repayment of principal under $662,500 of 10% Subordinated Unsecured Promissory Notes due 2001. As described in the notes to the condensed consolidated financial statements included in this report and in Part II, Item 2. Recent Sales of Unregistered Securities, as of September 30, 2001, we had cured or obtained waivers for all of these defaults.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) Our 2001 annual meeting of shareholders was held on August 8, 2001. As of July 20, 2001, the record date for the meeting, we had outstanding 26,572,583 shares of common stock. A total of 18,220,574 shares of common stock were represented in person or by proxy at the meeting and constituted a quorum.

         (b) Omitted pursuant to Instruction 3 to Item 4 of Form 10-QSB.

         (c)(i)   Proposal 1: To elect the following six directors:

                       Nominee                 For
                       -------                 ---

                  Shala Shashani           17,871,259
                  Bradley L. Jacobs        17,674,813
                  H. George Levy           17,674,813
                  Thomas Povinelli         17,674,813
                  Robert Schroeder         15,812,336
                  Michael Armani           12,828,529

         (c)(ii)  Proposal 2: To adopt the 2001 Stock Option Plan:

                  For:     18,155,622
                  Against: 160,149
                  Abstain: 42,052

         (c)(iii) Proposal 3: To adopt the 2001 Employee Stock Purchase Plan:

                  For:     18,025,162
                  Against: 144,549
                  Abstain: 50,883

         (c)(iv) Proposal 4: To ratify the appointment of BDO Seidman, LLP as our independent certified public accountants for the fiscal year beginning January 1, 2001:

                  For:     10,054,294
                  Against: 8,158,300
                  Abstain: 4,000

         (d)      Not applicable.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits
                  --------

         10.1     Telenetics Corporation 2001 Employee Stock Purchase Plan (#)
                  (1)

         10.1 Telenetics Corporation Amended and Restated 2001 Stock Option Plan (#) (2)


----------

(#) Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.

(1) Filed as an exhibit to the registrant's definitive proxy statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 on July 20, 2001 and incorporated herein by reference.

(2) Filed on September 21, 2001 as an exhibit to the registrant's registration statement on Form S-8 and incorporated herein by reference.

         (b)      Reports on Form 8-K
                  -------------------

         We filed a Form 8-K for September 10, 2001 on September 20, 2001 in connection with the delisting of our common stock from the Nasdaq SmallCap Market. The filing included "Item 5 - Other Events" and "Item 7 - Financial Statements and Exhibits."

         We filed a Form 8-K for September 17, 2001 on September 25, 2001 in connection with the settlement of the Aeris Communications, Inc. lawsuit. The filing included "Item 5 - Other Events."

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TELENETICS CORPORATION

Dated: November 14, 2001        By: /S/ DAVID L. STONE
                                    --------------------------------------------
                                    David L. Stone
                                    Chief Financial Officer
                                    (principal financial and accounting officer)