Form 10KSB
period 2001-12-31
TELENETICS CORP
filed 2002-04-09
CIK 810018

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended DECEMBER 31, 2001     OR

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

                              ---------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

The registrant's revenues for the twelve months ended December 31, 2001 were $20,080,644.

As of April 1, 2002, the aggregate market value of the common equity held by nonaffiliates of the registrant was approximately $3,894,473. The number of shares outstanding of the registrant's only class of common stock was 27,965,428 on April 1, 2002.

Transitional Small Business Disclosure Format (check one):  YES | |  NO |X|

DOCUMENTS INCORPORATED BY REFERENCE: Parts of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2001 and relating to the issuer's 2002 Annual Meeting of Shareholders are incorporated by reference into Items 9 through 12 of Part III of this Form 10-KSB.

================================================================================

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS.

COMPANY OVERVIEW

           Telenetics Corporation designs, produces and distributes wired and wireless data transmission and network access products and industrial grade modem products for customers worldwide. Soon after our incorporation in California in 1984, we introduced the first internal 2400 bits per second modem for personal computers. Over the years, both through internal growth and development and through acquisitions, we have gained expertise and amassed resources relating to a wide array of wired and wireless data transmission and network access products and industrial grade modem products.

           In 1998, we introduced the Omega(TM) Series product line, which was designed to provide meter reading, outage detection and reporting and other data acquisition capabilities through dedicated or shared telephone lines and cellular lines. In April 1999, we acquired the AirLink(TM) radio frequency technology and all related assets, hardware designs, software codes, pending patents, trademarks and contracts from Greenland Corporation. During 2000, we determined that the value of this intangible asset was impaired because we believed we had no reasonable expectation of recovering the value of our investment in this asset. Accordingly, we wrote off the unamortized balance of $249,543 in our 2000 consolidated financial statements.

           In June 1999, we acquired substantially all of the assets of Sunnyvale General Devices and Instruments, Inc., or GDI, a supplier of fiber optic and microwave communications products in the traffic and transportation management markets. During the two years following the acquisition, we used the acquired assets in the operation of our Traffic Management Systems Division. For the period immediately following our acquisition of GDI, net sales from our Traffic Management Systems Division represented a significant portion of our total net sales. During the first four full quarters after the acquisition, from July 1, 1999 to June 30, 2000, net sales from that division were approximately $3.4 million, or approximately 40% of our total net sales, and that division reported a net profit and contributed positive cash flows. However, during the next four quarters, from July 1, 2000 to June 30, 2001, net sales from that division were only approximately $2.1 million, or approximately 16% of our total net sales, and that division experienced negative cash flows and reported substantial net losses totaling almost $1.0 million. Backlog for that division steadily declined both in dollar terms and in terms of its percentage of our total backlog. Considering these factors and our new emphasis on marketing data transmission and network access products through worldwide distribution as discussed below, we decided to divest our Traffic Management Systems Division. Accordingly, effective August 31, 2001, we sold substantially all of the assets of that division to a former employee in exchange for his assumption of $700,000 of selected liabilities of that division. We recorded a $282,219 loss on this sale.

           In July 1999, we acquired substantially all of the assets and technology of Sierra Digital Communications, Inc., or Sierra Digital, a supplier of millimeter wave radio products. Sierra Digital designed and built wireless communication systems and short haul microwave radio communication equipment operating in the millimeter wave frequency bands for traffic control networks, industrial automation applications, as well as for wideband digital T1/E1 carrier networks, which are the most commonly deployed broadband communications network systems, and local area communications networks, or LANs, which are private networks used by businesses and other organizations to provide internal voice and data communications.

           On January 7, 2000, we acquired eflex Wireless, Inc., a privately-owned company that was developing technology designed to be used for sending and receiving data over the existing control channels of cellular networks. On January 28, 2000, Aeris Communications, Inc. filed a patent infringement action against us alleging, among other things, that the eflex Wireless technology infringed on two United States patents held by Aeris Communications. After dismissal of this action in June 2000, Aeris Communications filed a second action in October 2000 based on the same allegations. Effective September 17, 2001, we entered into a settlement agreement with Aeris Communications. Under the terms of the settlement agreement, Aeris Communications dismissed, without prejudice, its action against us, and we agreed to provide Aeris Communications with three months' advance notice prior to commercialization or sale of a potentially infringing product or service and also agreed not to pursue the invalidation of the Aeris Communications patents underlying the action. The settlement agreement did not result in any admission or concession of either of the parties as to the lawsuits. In light of the settlement agreement and changing business conditions, subsequent to September 30, 2001, we reevaluated the value of the intangible technology asset we acquired through our acquisition of eflex Wireless. Through that reevaluation, we determined that there no longer exists sufficient evidence to support any carrying value for this asset. Therefore, we expensed the approximate $2.6 million capitalized value of this asset as of December 31, 2001.

           In April 2000, we purchased the microwave-related assets of Racon, Inc., a competitor of Sierra Digital. Racon designed and built wireless communication systems and short haul microwave radio communication equipment operating in the millimeter wave frequency bands for video surveillance and other video systems. These products complemented those of Sierra Digital and thus expanded our range of microwave product offerings.

           In December 2000, we entered into a Manufacturing License and Distribution Agreement, or Motorola Agreement, with Motorola, Inc., through Motorola's Multiservice Networks Division. Under the terms of the Motorola Agreement, we obtained from Motorola a royalty-bearing ten-year non-exclusive license to manufacture, market and further develop a series of Motorola commercial grade analog and digital data transmission and network access products. We distribute these products under the name Sunrise Series(TM) through the worldwide network of certified resellers, system integrators, partners and original equipment manufacturers.

           In 2001, we introduced a Code Division Multiple Access, or CDMA, wireless protocol version of our Omega(TM) Series product line. We continue to develop our CDMA version and are working to develop versions for other wireless protocols.

           Our entry into the Motorola Agreement, together with our efforts to take advantage of the worldwide distribution network developed by Motorola, provide us with a unique opportunity to capitalize on and re-emphasize the expertise we have gained through our years of development, manufacturing and marketing of data transmission and network access products.

           We currently organize our existing and planned products as follows:

           o Data Transmission and Network Access Products, which are a range of commercial grade analog and digital products used for transmitting data and accessing public and private communications networks;

           o Industrial Grade Modem Products, which are industrial grade analog and digital data transmission and network access products, including a range of dial-up, leased line and private wire modems and accessories, that are designed to operate in extended temperatures and harsh environments; and

           o Wireless Products, which are products that facilitate the wireless transportation of data over existing public cellular networks or the wireless transportation of data and video over microwave radio links.

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

OUR BUSINESS STRATEGY

           We have strived to develop expertise relating to a wide range of data transmission and network access products, industrial grade modem products and wireless products. Our goal is to become a leading provider of products and services relating to data acquisition from remote locations, data transportation between remote locations and centralized locations, and data collection at centralized locations. Our business strategy to achieve this goal includes the following elements:

           o LEVERAGE WORLDWIDE DISTRIBUTION NETWORK FOR DATA TRANSMISSION AND NETWORK ACCESS PRODUCTS. Since our entry into the Motorola Agreement, we have developed and solidified relationships with certified resellers, system integrators and distributors, most of which are part of a worldwide distribution network developed by Motorola in connection with sales of its products, including the commercial grade analog and digital transmission and network access products that have been licensed to us by Motorola. We have begun to leverage these relationships by introducing other Telenetics products into the global distribution network as opportunities arise.

           o CONTINUE TO BUILD MARKET SHARE FOR OUR PRODUCTS. We have established ourselves as the source of the high-end communications products that we license from Motorola and plan to continue to focus on building our own market share for these commercial network access products and then further develop the product line where market demand is identified. In addition, we plan to continue to focus our efforts in the utility automation and other industrial automation and specialty product markets. We also plan to develop new products and enhancements to meet or exceed the evolving requirements of both centralized and remote applications of our technologies.

           o DEVELOP AND EXPAND STRATEGIC RELATIONSHIPS. We plan to continue to develop our strategic relationships with data communications products and service providers in order to enhance our product and service development activities and leverage shared technologies and marketing efforts.

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

           o CONTINUE TO DEVELOP WIRELESS PRODUCTS. We intend to continue to invest in research and development of wireless products to meet our customers' needs. We believe that the expertise we have developed in creating our existing wireless products will enable us to enhance these products, develop new products and services and respond to emerging technologies in a cost-effective and timely manner.

OUR PRODUCTS

           We currently organize our existing and planned products as follows:

           o Data Transmission and Network Access Products, which are a range of commercial grade analog and digital products used for transmitting data and accessing public and private communications networks;

           o Industrial Grade Modem Products, which are industrial grade analog and digital data transmission and network access products, including a range of dial-up, leased line and private wire modems and accessories, that are designed to operate in extended temperatures and harsh environments; and

           o Wireless Products, which are products that facilitate the wireless transportation of data over existing public cellular networks or the wireless transportation of data and video over microwave radio links.

      OUR DATA TRANSMISSION AND NETWORK ACCESS PRODUCTS

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

           We are working to obtain registrations and approvals for these products in appropriate jurisdictions, many of which jurisdictions previously granted registrations and approvals to Motorola. Examples of our commercial grade analog and digital products include:

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

      OUR INDUSTRIAL GRADE MODEM PRODUCTS

           Our industrial grade modem products include a range of dial-up, leased line and private wire modems and accessories that are designed to operate in extended temperatures and harsh environments. These products generally exceed the surge protection standards of the industry and are adaptive to wide ranges of alternating current or direct current power inputs. The modular design of these products enables them to either interface with or complement one another. The versatility of this modular concept enables us to offer over 100 different product combinations to our customers, including customized selection of data speeds, data interfaces, power inputs, operating temperatures, data formats and power consumption. In addition, our product line serves both central site data communications needs and remote access and transmission sites on both the enterprise-wide and single location level. Examples of our industrial grade analog and digital products include:

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

           o FLASHPOLL(TM)FAST POLL MODEM. This modem is a leased line modem that we believe has the fastest polling time in the industry. This modem is designed for high-speed point-to-multipoint communications networks.

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

           o CUSTOMER-SPECIFIC MODEM PRODUCTS. Our customer-specific modem products incorporate our Pony Express(TM) Modem Modules to accomplish customer-specific goals. Our customer-specific products currently include a range of plug-in modem cards for GE Harris, a leading manufacturer of RTUs for utility automation systems, and a universal modem card for Bristol Babcock, Inc, a leading manufacturer of flow controllers.

      OUR WIRELESS PRODUCTS

           Omega(TM) Series Cellular Interface Products
           --------------------------------------------

           Our Omega(TM) Series Cellular Interface Products are designed to transport data over public cellular networks using a combination of an industrial grade modem and a wireless transceiver, which is a module composed of a radio receiver and transmitter. The Omega(TM) Series products initially were analog products designed for automated meter reading, or AMR, applications but have since been installed in a wide variety of industrial automation applications throughout the United States and Canada. In response to the growing deployment of digital wireless technologies in public cellular networks around the world, we recently released two digital versions of our Omega(TM) Series products that incorporate QUALCOMM Incorporated's CDMA technology and also incorporate Global System for Mobile Communications, or Group System Mobile technology, also known as GSM technology. CDMA and GSM technology are used in major markets such as North America, Europe and China.

           CDMA is a digital wireless transmission technology that is emerging as the dominant fixed mobile networking technology in North America. CDMA uses a technology called direct sequence spread spectrum transmission, which provides a flexible standard for mobile communications, is more efficient than GSM, and allows more people to use the airwaves at the same time without cross-talk, static or interference.

           GSM has been available since 1991 and has emerged as the digital standard in Europe, with over 100 countries around the world firmly committed to using it. GSM is used in some regions of the United States and Canada. GSM is a digital system that operates in the 1800 megahertz band. GSM supports good voice quality, international roaming, hand-held voice and data terminals and ISDN compatibility.

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

           o INDUSTRIAL AUTOMATION MARKET. The industrial automation market consists of a wide variety of organizations that use data communications in an automated process application, such as utilities and energy management companies. During the past several years, our primary focus was on developing new and unique products for the automation of the electric, gas and water utility industries. Responding to deregulation and other major changes taking place within the industry, electric power utility companies have become leading advocates in promoting the implementation of automation and technological advancement as a means of achieving cost savings as they enter the competitive arena. Utilities are automating numerous distinct processes within their operating systems. Our current product range is designed for and sold for use in the following processes:

                      o AMR, which is intended primarily to eliminate the expense and inefficiencies of human meter readers and also is intended to provide a communications link to a customer's premises with the potential for providing additional value added services to the customer;

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

           We have entered into stocking/distribution agreements with several notable companies, including Graybar Electric, a national chain of 250 distribution centers that specializes in electrical and communications equipment for industrial and utility markets, Data Connect, a Washington, DC-based major distributor of communications products, Black Box Corporation, a Pennsylvania-based worldwide provider of communications equipment, and Ingram Micro Inc., a Southern California-based leading wholesale provider of technology products and services.

           The global sales channel created by Motorola for the commercial grade analog and digital data transmission and network access products licensed to us by Motorola is extensive and, we believe, effective and knowledgeable on not only the licensed products but also on a vast array of other communications products. We are pursuing relationships or already have established relationships with many of the resellers, system integrators and distributors that were part of this sales structure for Motorola. We refer to this developing network as our Sunrise Partners network. We believe that the use of this global sales channel provides us with a competitive advantage in international data transmission and network access product markets by, among other things, enabling us to leverage our marketing and sales activities without the additional expense of a large direct sales force. We have divided the global sales channel into the following four major regions:

           o          Western, Central, Eastern Europe, Middle East, and Africa

           o Asia Pacific, including mainland China, Australia, New Zealand, and India

           o          Latin, Central and South America, Mexico and the Caribbean

           o          United States and Canada

           We have assigned area sales directors to each of these regions and have staffed and opened offices in Europe and Mexico. We are working to strengthen this global sales channel by promoting and marketing Sunrise Series(TM) products through this channel and introducing our other communications products into this channel where appropriate synergies exist.

           Ingram Micro previously served as a stocking distributor for Motorola in connection with the products we market under the Sunrise Series(TM) name. In March 2001, we entered into a stocking/distribution agreement with Ingram Micro. The agreement provides Ingram Micro and its affiliates with the non-exclusive worldwide right to purchase, sell and ship to any reseller all computer products produced and/or offered by us during the term of the agreement. Although the agreement does not require Ingram Micro to purchase any minimum amount or quantity of our products, the agreement provides that Ingram Micro will list our products in Ingram Micro's catalog, promote the products in a commercially reasonable manner, assist in product training and support and provide reasonable general product technical assistance to customers who purchase the products. The agreement also provides that with Ingram Micro could return to us for credit or refund, up to 180 days after termination or expiration of the agreement, unused products in their original packaging. The current term of the agreement expires in March 2003 and will automatically renew for successive one-year terms unless earlier terminated by either party upon 30 days' prior written notice or immediately upon written notice in other limited circumstances.

           Through the Sunrise Partner network, Ingram Micro, Graybar, Data Connect, Black Box and Rycom CCI, a Canada-based distributor, we have established strategic, worldwide inventories of our products and gained access to a nationwide and international sales force. These organizations are staffed with sales professionals that are already involved with parallel products and services and are able to offer their customers the product expertise and application support vital to sales of high technology products. Our resellers add value by providing order processing, credit and significant sales and technical support. Our resellers generally are responsible for identifying potential customers, selling our products as part of complete solutions and, in some cases, customizing and integrating our products at end users' sites. We establish relationships with most resellers of our Sunrise Series(TM) products through written agreements that provide prices, discounts and other material terms and conditions under which the distributor is eligible to purchase our products for resale. These agreements generally do not grant exclusivity to the resellers, prevent the resellers from carrying competing product lines or require the resellers to sell any particular dollar amount of our products, although the contracts may be terminated at our election if specified sales targets and end user satisfaction goals are not attained. We believe that this multi-channel sales strategy encourages broad market coverage by allowing our sales personnel to create demand for our products while giving customers the flexibility to choose the most appropriate delivery channels.

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

COMPETITION

           Telenetics and countless other companies have developed many data transmission and network access products designed to meet the growing demand for communications services by businesses and government organizations that rely heavily on information technology. Our products compete on the basis of product features, price, quality, reliability, brand name recognition, product breadth, developed sales channels, product documentation, product warranties and technical support and service. We believe that we generally are competitive in each of these areas. However, many of our existing and potential competitors have significantly more financial, engineering, product development, manufacturing and marketing resources than we have. We cannot assure you that competitors will not introduce comparable or superior products incorporating more advanced technology at lower prices, or that other changes in market conditions or technology will not adversely affect our ability to compete successfully in the future.

           Three major competitors for our Sunrise Series(TM) commercial analog and digital data transmission and network access products are Multitech Systems, Paradyne Networks, Inc. and 3-Com (formerly U.S. Robotics). Multitech has a mid-range and mid-priced product line that competes on price in some markets but that we believe lacks the general high-end features and performance of the Sunrise Series(TM) products. Nonetheless, Multitech has a substantial share of the market, particularly in the United States and Western Europe. Paradyne has an equivalent high-end modem series that is comparable to the Sunrise Series(TM) and competes substantially in some markets and directly into the customer base developed by Motorola. Competition from 3-Com (formerly U.S. Robotics) generally is limited to their high-end models sold primarily in Eastern Europe and the United States. In addition, there is competition in various regions and countries around the world from local manufacturers in Taiwan, Korea, Western Europe, Australia and other regions. Generally, this competition is localized and tends to be less of a threat globally due to the competitors' lack of extensive approvals in, and exposure to, the markets in other countries. Also this local competition tends to be on the lower end of the price and performance range.

           We believe that although our Sunrise Series(TM) products have been in use for many years under the Motorola name, demand for these products remains high for two main reasons. First, because these products have high reliability and functionality, customers have designed them into their complex and growing communications networks, and many local telephone networks have incorporated these products into their network management systems. Second, we are in the process of obtaining registrations and approvals of the Sunrise Series(TM) products in appropriate jurisdictions in order to, among other things, enable multi-national networks to specify a single Sunrise Series(TM) product and be assured it is approved for use in the relevant jurisdictions.

           In the utility automation market, major providers of complete systems include Itron Inc., Siemens, ABB Power T&D, Schlumberger Ltd., Alstom and GE Harris. At the present time, we do not compete with these companies. Rather, we seek to supply them with industrial grade wired and wireless products, including our various industrial grade modem products and the Omega(TM) Series of wireless products, for inclusion in their projects. In so doing, we compete with a select few other companies, including Starcomm Products, Inc. (industrial modems) and GDI Global Data, Inc. (cellular wireless products). Our Omega(TM) Series products also compete with alternative wireless technology solutions, notably fixed wireless networks. We also recognize that the suppliers of complete systems mentioned above are or may become capable of developing and manufacturing their own data communications solutions.

           Southwest Microwave competes directly with our Sierra Series data microwave radio products and our Racon(TM) Series video microwave radio products. However, microwave radios are not this competitor's primary business, and it appears that this competitor's support for its microwave product line has been diminishing. We are aware of other competition from high-end microwave systems manufacturers. Although these high-end systems offer significant data throughput performance advantages, we believe their associated costs generally have prevented them from becoming a competitive threat to us.

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

CUSTOMERS

           We market and sell our products to a broad range of domestic and foreign industrial, commercial and governmental organizations as well as to our resellers and stocking distributors. During 2001, two customers, Data Connect Enterprises and Motorola's Multiservice Networks Division, accounted for approximately 16.4% and 12.8%, respectively, of our consolidated net sales. No other customer individually accounted for more than 10% of our revenues during 2001.

           Because during the quarter ended September 30, 2001 we completed our required pass-through sales to Motorola's Multiservice Networks Division, we do not anticipate sales to that division to continue. Although our current business strategy involves the use of multiple resellers and distributors who we anticipate will act as multiple customers for our products, a limited number of large customers could continue to account for the majority of our revenues. In that event, a loss of our most significant customers would have a material adverse effect on our results of operations and financial condition.

           End users of the commercial analog and digital data transmission and network access products covered by the Motorola Agreement include a broad mix of clients who historically have been serviced by the global sales channel developed by Motorola. Some of the end customers who rely on and have designed these products into their systems include:

           Hewlett Packard, Mexico                        PT Prime, Portugal
           AT&T                                           Schlumberger
           France Telecom                                 Compaq
           Several divisions of Motorola, Inc.            Global One
           Nortel Networks                                Central Bank of Russia
           British Airways                                Kazakhtelecom
           General Electric Medical Systems-France        Bull S.A., France
           SITA, a worldwide airline network provider

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

           Current customers for our Sierra Series and Racon(TM) Series microwave radios are spread through as many as 40 countries, with over 7,000 radios installed over the past several years. We conduct the majority of our microwave radio business with network integrators located in Israel, Korea and Saudi Arabia. ChevronTexaco Corp. has used these radios to create the backbone for a wireless network that is used to monitor oil well production and operating parameters in remote locations where land lines are not available. Also, the United States government uses microwave systems at Navy and Air Force targeting and gunnery ranges in order to transmit video for scoring purposes. Microwave was chosen for this purpose due to damage that terrestrial lines sustain during practice bombing and gunnery sorties. Our video microwave radios also have been used in Korea as part of a system to monitor their national forests for fires in remote areas.

TECHNICAL SUPPORT, CUSTOMER SERVICE AND WARRANTIES

           We are committed to providing quality technical support because we believe that technical support services, including pre- and post-sales application support, product repair and warranty support, are essential to effective sales programs. Historically, our technical support and customer service functions have been performed by our employees at our facilities in Lake Forest, California, for modems and cellular products, and in Rocklin, California, for microwave products. Our technical analysts answer technical support calls directly and generally provide same-day or next-day response to questions that cannot be resolved in the initial phone call. We also provide support through our Internet web site, which web site offers technical information to answer hardware and software compatibility questions and enables customers to contact our technical support and customer service personnel via electronic mail.

           Companies that provided worldwide technical support call center services and product repair services generally offer one or more of the following levels of support:

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

           We typically provide a one-year material and workmanship warranty, in addition to the pass-through warranties provided by component suppliers and other vendors. These warranties generally permit customers to return any product for repair or replacement if the product does not perform as warranted. Historically, warranty expenses have not had a material impact on our operations or financial condition. However, we cannot assure you that this will continue to be the case or that disputes over components or other materials or workmanship will not arise in the future.

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

           Our products currently are manufactured, assembled, tested and shipped from our Lake Forest and Rocklin, California facilities, and from our contract manufacturers' facilities in various locations. Our involvement in the process with regard to most of our products consists primarily of final assembly, functional testing, quality control and shipping. Also, we use third-party contract manufacturers for certain component and circuit board assembly and testing functions and have developed strategic relationships with several qualified and reliable local assembly houses.

           In addition, we entered into a manufacturing agreement dated as of December 29, 2000 with Corlund Electronics, Inc., a privately-held ISO 9001-certified manufacturer based in Tustin, California. Corlund Electronics acts as a turnkey contract manufacturer for the majority of the Sunrise Series(TM) commercial data transmission and network access products covered by the Motorola Agreement. Corlund Electronics performs component purchasing, full product assembly, testing and preparation for shipment of both base products, which are of a generic type and are identical, and final products, which are specially configured or modified to fill a particular customer order or need. We are selling to Corlund Electronics raw material that we purchased from Motorola for the purpose of manufacturing the Sunrise Series(TM) products. In addition, we are loaning to Corlund Electronics testing equipment needed in the manufacturing process. Our agreement with Corlund Electronics has an initial term of three years, with automatic one-year renewals unless terminated at least 180 days prior to the expiration of the then current term.

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

BACKLOG

           As of March 31, 2002, we had $3.3 million in backlog orders for our products, which orders were due in large part to our Sunrise Series(TM) products. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. However, we cannot assure you that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

           The typical duration from receipt of a purchase order or other purchase commitment to shipment of the products ordered to the customer ranges from three to ten weeks depending upon the product mix and the size of the order. However, during the initial six months of production of Sunrise Series(TM) products, the duration from receipt of the order for those products to shipment was unusually long due to the time needed to establish the manufacturing capability for those products.

           Our backlog as of March 31, 2002 represented approximately eight weeks of sales volume. Our backlog as of that date and for the year ended December 31, 2001 was significantly less than our backlog during the first half of the year 2001. The backlog for the first half of the year 2001 included a substantial amount of pent-up backlog of Sunrise Series(TM) products that resulted from the acquisition of those product lines, including substantially all required pass-through sales to Motorola's Multiservice Networks Division. The subsequent reduction in backlog is primarily due to improvements in our ability to ship Sunrise Series(TM) products to our customers and the completion of required pass-through sales to Motorola's Multiservice Networks Division that totaled approximately $2.5 million. We anticipate that the backlog of orders for products during 2002 will be consistent with approximately eight weeks of sales volume, subject to possible seasonal fluctuations and our ability to identify and obtain sufficient sources of working capital.

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

           o EMPHASIS ON MODULAR TECHNOLOGY. Our data transmission and network access products generally are designed so that they can easily be expanded or upgraded and can easily be integrated into a customer's existing hardware infrastructure. A modular architecture also enables us to develop data communications hardware modules that address new market needs or comply with changes in data communications standards without re-engineering an entire hardware product.

           o IMPROVEMENT OF EXISTING TECHNOLOGY. We seek to expand the features and functionality of our existing product lines through technology modifications and enhancements to meet the changing needs of our customers. We continuously review the design and manufacturing process of our products to determine areas of potential product cost savings or enhanced product quality and reliability.

           o          MIGRATION TOWARD WIRELESS PRODUCTS AND TECHNOLOGIES.
                      Consistent with the above principles, and in response to the growing deployment of digital wireless technologies in public cellular networks around the world, we have recently released two digital versions of our Omega(TM) Series products that incorporate CDMA technology and GSM technology, both of which are dominant in major markets such as North America, Europe and China.

           As of April 1, 2002, we employed nine persons in engineering, six of whom were engaged primarily in product development. Engineering and product development expenses during the years ended December 31, 2001 and 2000 totaled $2.0 million and $2.9 million, respectively.

           We believe our future success will depend, in part, upon our ability to expand and enhance the features of our existing products and to develop and introduce new products designed to meet changing customer needs on a cost-effective and timely basis. Consequently, failure by us to respond on a timely basis to technological developments, changes in industry standards or customer requirements, or any significant delay in product development or introduction, could have a material adverse effect on our business and results of operations. We cannot assure you that we will respond effectively to technological changes or new product announcements by others or that we will be able to successfully develop and market new products or product enhancements.

INTELLECTUAL PROPERTY

           We currently rely on a combination of contractual rights, copyrights, trademarks and trade secrets to protect our proprietary rights. However, we believe that several of our current products and some of our products in development could benefit from patent protection. As a result, we have filed patent applications for various products with the United States Patent and Trademark Office. Although we currently rely to a great extent on trade secret protection for much of our technology and we intend in the future to rely on patents to protect a portion of our technology, we cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop comparable or superior technologies or obtain unauthorized access to our proprietary technology.

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

           We may receive infringement claims from third parties relating to our products and technologies,. In those cases, we intend to investigate the validity of the claims and, if we believe the claims have merit, to respond through licensing or other appropriate actions. To the extent claims relate to technology included in components purchased from third party vendors for incorporation into our products, we would forward those claims to the appropriate vendor. If we or our component manufacturers were unable to license or otherwise provide any necessary technology on a cost-effective basis, we could be prohibited from marketing products containing that technology, incur substantial costs in redesigning products incorporating that technology, or incur substantial costs defending any legal action taken against us.

GOVERNMENT REGULATION AND INDUSTRY STANDARDS

           Our products are designed to comply with a significant number of industry standards and regulations, some of which are evolving as new technologies are deployed. In the United States, our products must comply with various regulations defined by the United States Federal Communications Commission, or FCC, and Underwriters Laboratories, or other nationally-recognized test laboratories, as well as industry standards established by Telcordia Technologies, Inc., formerly Bellcore, and the American National Standards Institute. Internationally, our products must comply with standards established by the European Committee for Electrotechnical Standardization, the European Committee for Standardization, the European Telecommunications Standards Institute, telecommunication authorities in various countries as well as with recommendations of the International Telecommunications Union. The regulatory process in the United States and foreign countries can be time-consuming and can require the expenditure of substantial resources. In many foreign countries, obtaining required regulatory approvals may take significantly longer than in the United States. We cannot assure you that the FCC or foreign regulatory agencies will grant the requisite approvals for any of our products on a timely basis, or at all. The failure of our products to comply, or delays in compliance, with the various existing and evolving standards could negatively impact our ability to sell our products. United States and foreign regulations regarding the manufacture and sale of modems and other data communications devices are subject to future change. We cannot predict what impact, if any, such changes may have upon our business.

           Our products also are subject to statutes governing safety and environmental protection. We believe that we are in substantial compliance with these statutes and are not aware of any proposed or pending safety or environmental rule or regulation that, if adopted, would have a material impact on our business or financial condition.

EMPLOYEES

           As of April 1, 2002, we employed 60 people, of which 56 were full-time employees. We consider our relations with our employees to be good. None of our employees are represented by a labor union.

ITEM 2.    DESCRIPTION OF PROPERTY.

           Our corporate headquarters are located in Lake Forest, California in a leased corporate and manufacturing facility consisting of 26,232 square feet of space. The lease has an initial term of five years and one five-year option to extend. The monthly base rent is approximately $25,000, and the lease includes an annual 3% rent escalation provision.

           We also maintain facilities in Rocklin, California and Tampa, Florida. Each of these facilities are subject to month-to-month leases with rent of approximately $3,693 and $3,364, respectively. Our facilities in Rocklin and Tampa consist of 4,680 and 3,000 square feet, respectively.

           We believe our facilities are adequate for our current business operations.

ITEM 3.    LEGAL PROCEEDINGS.

           We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           During the quarter ended December 31, 2001, no matters were submitted to a vote of the holders of our securities.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

           Below are the high and low closing bid prices of our common stock for the periods shown, as obtained from Pink Sheets LLC, a research service that compiles quote information reported on the National Association of Securities Dealers composite feed or other qualified interdealer quotation medium. The quotations listed below reflect interdealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions. Our common stock traded on the Nasdaq SmallCap Market under the symbol "TLNT" from July 20, 2000 to September 17, 2001, and traded on the NASD's OTC Electronic Bulletin Board under the same symbol during the other periods shown.

                                                            PRICE RANGE
                                                            -----------
                                                        LOW              HIGH
                                                        ---              ----
           2000:
           First Quarter (January 1 - March 31)        $2.38             $8.69
           Second Quarter (April 1 - June 30)           3.00              6.19
           Third Quarter (July 1 - September 30)        1.84              5.50
           Fourth Quarter (October 1 - December 31)     0.84              2.31

           2001:
           First Quarter                               $0.5625           $1.3125
           Second Quarter                               0.22              1.07
           Third Quarter                                0.10              0.68
           Fourth Quarter                               0.12              0.28

           As of April 1, 2002, we had 27,965,428 shares of common stock outstanding held of record by approximately 495 shareholders, and the high and low sale prices of our common stock on the OTC Bulletin Board on that date were $0.26 and $0.22, respectively. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms which, in turn, hold shares of stock for beneficial owners.

           We have never paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We are restricted from paying dividends on our common stock under state law, the certificate of determination for our Series A Convertible Preferred Stock, the terms of our 10% Subordinated Unsecured Promissory Notes due 2000, the terms of our 10% Subordinated Unsecured Promissory Notes due 2001 and the terms of our secured convertible promissory notes. We currently anticipate that we will retain any earnings for use in the continued development of our business.

           Our authorized capital stock consists of 50,000,000 shares of common stock, no par value per share, and 5,000,000 shares of preferred stock, no par value per share. Of the 5,000,000 authorized shares of preferred stock, 400 shares have been designated as Series A Convertible Preferred Stock, or Series A Preferred, and the remaining 4,999,600 shares are undesignated. As of April 1, 2002, we had 27,965,428 shares of common stock outstanding and 3.3 shares of Series A Preferred outstanding. The following is a summary description of our capital stock.

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

      SERIES A PREFERRED

           Liquidation Preference
           ----------------------

           Shares of Series A Preferred rank senior to common stock as to distributions of assets upon liquidation, dissolution or winding up of Telenetics, whether voluntary or involuntary. Shares of Series A Preferred have a liquidation preference of $10,000 per share. After payment in full of the liquidating distribution to which they are entitled, holders of Series A Preferred will not be entitled to any further participation in any distribution of our assets.

           Dividends
           ---------

           Shares of Series A Preferred do not bear any dividends.

           Voting Rights
           -------------

           Holders of Series A Preferred generally do not have voting rights, except that approval of not less than two-thirds of the then outstanding Series A Preferred is required in order for us to:

           o authorize or issue additional or other capital stock that is of senior or equal rank to the Series A Preferred in respect to preferences as to distributions and payment upon liquidation, dissolution and winding up of Telenetics;

           o authorize or make any amendment to our Restated and Amended Articles of Incorporation or bylaws or make any resolution of our board of directors with the California Secretary of State containing any provisions that would adversely affect or otherwise impair the rights or relative priority of the holders of Series A Preferred relative to the holders of any other class of capital stock;

           o amend, alter, change or repeal any of the powers, designations, preferences and rights of the Series A Preferred;

           o directly or indirectly redeem, purchase or otherwise acquire from any person or entity other than a direct or indirect wholly-owned subsidiary of ours, or permit any subsidiary of our to engage in such a redemption, of any of our or our subsidiaries' capital stock or other equity securities or rights to acquire equity securities; or

           o directly or indirectly declare, pay or make any dividends or other distributions on common stock unless written notice has been given to holders of Series A Preferred at least 30 days prior to the earlier of the record date or payment for the dividend or distribution, or unless the dividend or distribution also is paid to holders of Series A Preferred and we meet certain financial tests after payment of the dividend or distribution.

           Voluntary Conversion
           --------------------

           Subject to the exceptions described below, a holder may convert shares of Series A Preferred into shares of common stock, rounded to the nearest whole share, at any time or from time to time. The number of shares of common stock issuable upon conversion of each share of Series A Preferred, or the conversion rate, is equal to $10,000 divided by the conversion price, where the conversion price is the lower of:

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

           Appropriate adjustments to the fixed conversion price must be made to avoid dilution to the holders of Series A Preferred upon subdivision or combination of our outstanding common stock. Downward adjustments to the fixed conversion price and the conversion percentage may be required if the holders exercise their rights to void redemption notices they give in connection with a major transaction or a triggering event, as described below.

           If a holder submits a conversion notice and we do not issue shares of common stock that are registered for resale under the registration statement within seven business days after issuance is required under the certificate of determination, a holder can, in addition to pursuing any other remedies the holder may have:

           o void the holder's conversion notice and require us to return to the holder the shares of Series A Preferred that have not been converted in accordance with the notice;

           o require us to redeem from the holder the shares of Series A Preferred that have not been converted in accordance with the notice, at a price per share equal to the greater of $12,000 and the redemption rate as of the conversion date; or

           o if the failure is due to our not having a sufficient number of shares of common stock registered for resale and eligible for sale under the registration statement, require us to issue restricted shares of common stock to cover the conversion of the Series A Preferred that have not been converted in accordance with the notice.

           Mandatory Conversion
           --------------------

           On November 3, 2005, any shares of Series A Preferred that remain outstanding automatically will convert into shares of common stock at the then applicable conversion rate. In addition, if prior to November 3, 2005 the closing bid price of our common stock is at least $5.00 per share for 60 consecutive trading days, then all outstanding shares of our Series A Preferred automatically will convert into shares of common stock at the then applicable conversion rate.

           Restrictions Upon Conversion
           ----------------------------

           In no event, other than upon a mandatory conversion or a triggering event, is a holder of our Series A Preferred entitled to convert shares of Series A Preferred in excess of that number of shares of Series A Preferred that would cause the aggregate number of shares owned by the holder and its affiliates to exceed 4.99% of our outstanding shares of common stock following the conversion. In making this calculation, beneficial ownership shall be calculated in accordance with Section 13(d) of the Securities Exchange Act of 1934, except that the aggregate number of shares of common stock beneficially owned by the holder and its affiliates shall include the number of shares of common stock then proposed to be issued upon conversion of Series A Preferred and shall exclude the number of shares of common stock underlying shares of Series A Preferred that are not then proposed to be converted.

           Redemption
           ----------

           If a major transaction or a triggering event occurs, then the holders of at least two-thirds of our Series A Preferred then outstanding have the right to require us to redeem their shares of Series A Preferred. In the case of a required redemption following a major transaction, the redemption price is the greater of $10,000 and the price calculated by applying the redemption rate as of the date of the public announcement of the major transaction. However, if the announcement was made after 1:00 p.m. Eastern Time or the exchange or market on which our common stock is traded is closed on the date of the announcement, then the redemption rate shall be determined as of the next date on which the exchange or market on which our common stock is traded is open. The redemption rate is equal to the conversion rate in effect as of the date of determination multiplied by the closing bid price of our common stock on that date. If we are required to redeem shares of Series A Preferred after a triggering event, the shares must be redeemed at a price per share equal to the greater of $12,500 and the price calculated by applying the redemption rate as of the date immediately preceding the date of the triggering event. Any amount paid over $10,000 per share will be treated as a preferred dividend.

           We have 30 days following receipt of redemption notices to pay the redemption price to each holder. Until the redemption price is paid to each holder, the holders of at least two-thirds of the Series A Preferred then outstanding, including shares of Series A Preferred submitted for redemption and for which the applicable redemption price has not been paid, shall have the option to void their redemption notices and require us to return their shares of Series A Preferred that have not yet been redeemed and reduce the fixed conversion price of the Series A Preferred.

           A major transaction includes a sale of all or substantially all of our assets, unless upon the completion of the sale of assets the holders of Series A Preferred receive cash equal to at least $12,500 for each share of Series A Preferred. A major transaction also includes the completion of a merger, reorganization, restructuring, consolidation or similar transaction by or involving Telenetics, except where:

           o          we are the survivor in the merger or consolidation;

           o holders of our capital stock immediately prior to a merger or consolidation own at least 50% of the outstanding capital stock of the surviving entity;

           o the sole purpose of the merger is to change the jurisdiction of our incorporation; or

           o holders of Series A Preferred receive cash equal to at least $12,500 for each share of Series A Preferred.

           Triggering events include:

           o failure of the resale registration statement filed in connection with the offering of the Series A Preferred to be effective or to cover the resale of all of the shares of common stock issued or issuable upon conversion of Series A Preferred at any time after May 29, 2001;

           o inability for shares of common stock issued or issuable upon conversion of Series A Preferred to be sold under the registration statement for any reason for any period of 90 consecutive days after May 29, 2001;

           o our failure to perform or observe any covenant, agreement or other provision in sections 2 or 8 of the certificate of determination for the Series A Preferred, which sections cover voting rights of the Series A Preferred and the reservation of sufficient shares of common stock for issuance upon conversion of the Series A Preferred;

           o issuance of notification by us to holders of Series A Preferred as a class of our intention not to comply with requests for conversion of shares of Series A Preferred;

           o our failure to perform or observe any covenant, agreement or other provision contained in the certificate of determination or in the agreements entered into in connection with the issuance of the Series A Preferred where the failure is not cured within 30 days after we know or should have known of the failure and the failure has had, or could reasonably be expected to have, a material adverse effect on us and our subsidiaries taken as a whole or on the Series A Preferred; and

           o determination that any of our representations or warranties contained in the securities purchase agreement and the registration rights agreement entered into in connection with the issuance of the Series A Preferred is false or misleading on or as of the date made and reflects or has had a material adverse effect on us and our subsidiaries taken as a whole or on the Series A Preferred.

           Purchase Rights
           ---------------

           If we grant, issue or sell any options, convertible securities, rights to purchase stock, warrants, securities or other property to the holders of our common stock in proportion to their ownership of our common stock, then the holders of Series A Preferred have the right to purchase that amount of the securities or other property that the holder of Series A Preferred would have been able to acquire if the holder had held the number of shares of common stock issuable upon full conversion of its Series A Preferred immediately before the date as of which the holders of our common stock are to be determined for the grant or issuance by us of the securities or other property.

      TRANSFER AGENT AND REGISTRAR

           The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company. Its telephone number is (212) 936-5100.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to financial statements included elsewhere in this document. This report and our consolidated financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

           o the projected growth in the wired and wireless data transmission and network access products, industrial grade modem products and wireless products markets;

           o our business strategy for expanding our presence in these markets;

           o anticipated trends in our financial condition and results of operations;

           o the impact of the continuing threat of terrorism and the responses to such threat by military, government, business and the public; and

           o our ability to distinguish ourselves from our current and future competitors.

           We do not undertake to update, revise or correct any forward-looking statements.

           The information contained in this document is not a complete description of our business or the risks associated with an investment in our common stock. Before deciding to buy or maintain a position in our common stock, you should carefully review and consider the various disclosures we made in this report, and in our other materials filed with the Securities and Exchange Commission that discuss our business in greater detail and that disclose various risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

           Any of the factors described above or in the "Risk Factors" section below could cause our financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

OVERVIEW

           We design, manufacture and distribute wired and wireless data communications products for customers worldwide. We currently organize our existing and planned products as follows:

           o Data Transmission and Network Access Products, which are a range of commercial grade analog and digital products used for transmitting data and accessing public and private communications networks;

           o Industrial Grade Modem Products, which are industrial grade analog and digital data transmission and network access products, including a range of dial-up, leased line and private wire modems and accessories, that are designed to operate in extended temperatures and harsh environments; and

           o Wireless Products, which are products that facilitate the wireless transportation of data over existing public cellular networks or the wireless transportation of data and video over microwave radio links.

           This product organization and our results of operations discussed below reflect the addition to our product mix during 2001 of the Sunrise Series(TM) commercial grade analog and digital data transmission and network access products that we produce under the license we obtained from Motorola in December 2000, as well as our divestiture of the assets of our Traffic Management Systems Division effective as of August 31, 2001 and our completion during 2000 of the AMR project that had produced the majority of our revenues in 1999.

           During 2001, our total revenues were $20.1 million, of which $14.9 million or 74.3% was attributable to data transmission and network access products, $2.7 million or 13.4% was attributable to industrial grade modem products, $1.5 million or 7.5% was attributable to our Traffic Management Systems Division and $1.0 million or 4.8% was attributable to our wireless products.

           During 2000, our total revenues were $8.3 million, of which zero dollars were attributable to data transmission and network access products, $4.0 million or 48.4% was attributable to industrial grade modem products, $2.7 million or 31.9% was attributable to our Traffic Management Systems Division, and $1.6 million or 19.7% was attributable to our wireless products, principally our Omega(TM) Series product line.

           During 1999, our total revenues were $11.9 million, of which $6.8 million or 57% was attributable to our wireless products. This significant contribution to total revenues primarily was due to sales to Duquesne Light Company, through its subcontractors Sargent Electric and Datacomm Systems, of our wireless products for an AMR project. We are not aware of any other electric utility that has implemented an AMR project of this magnitude since the project was completed in 2000.

           We derived a significant portion of our revenues during 2001 from sales to customers and distributors located outside of the United States. Our foreign sales primarily were in Canada and Europe. We anticipate that foreign sales will account for a majority of our revenues during 2002 and that sales of our industrial grade modem products and our wireless products will increase as a percentage of our total revenues in the future. Revenues are recorded when products are shipped if shipped FOB shipping point or when received by the customer if shipped FOB destination.

CRITICAL ACCOUNTING POLICIES

           We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Accordingly, we are required to make estimates, judgments and assumptions that we believe are reasonable based upon available information. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the periods presented. The significant accounting policies that we believe are important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain, include the following:

           o          Revenue recognition;

           o          Sales returns and other allowances;

           o          Allowance for doubtful accounts;

           o          Reserves for obsolete inventory;

           o          Reserves for warranties;

           o Valuation of long-lived and intangible assets and goodwill;

           o          Valuation of debt obligations; and

           o          Accounts receivable assignment arrangement.

           Each of these policies is described below. The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. Also, there are areas in which management's judgment in selecting any available alternative would not produce a materially different result. For further information regarding accounting policies and other disclosures required by accounting principles generally accepted in the United States of America, we refer you to our audited consolidated financial statements and notes that begin at page F-1 of this annual report.

           REVENUE RECOGNITION. Our revenue recognition policy is significant because revenue is a key component of our results of operations and because revenue recognition determines the timing of certain expenses, such as commissions and royalties. We derive our revenue primarily from sales of our various products. As described below, significant management judgments and estimates must be made and used in connection with revenue recognized in any accounting period. If our management makes different judgments or uses different estimates, material differences may result in the amount and timing of our revenue for any period. We recognize revenue from the sale of our products when:

           o          we have persuasive evidence that an arrangement exists.
                      For all sales, we use a binding purchase order and sales order confirmation as evidence of an arrangement. Sales through certain of our distributors are evidenced by a master agreement governing the relationship, together with binding purchase orders on a transaction by transaction basis.

           o the product is delivered to the customer under the terms of the arrangement and title passes. Passage of title generally occurs when the product is delivered to a common carrier but in some cases occurs when the customer receives the product.

           o the revenue is fixed and determinable. At the time of the transaction, we assess whether the fee associated with our revenue transactions is fixed and determinable and whether collection is reasonably assured. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, which are 30 to 75 days from invoice date, then we account for the fee as not being fixed and determinable. In these cases, we recognize revenue as the fees become due.

           o collection of the resulting receivable is reasonably assured. We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determinate that collection of a fee is not reasonably assured, then we defer the fee and recognize revenue at the time collection becomes reasonably assured, which generally is upon receipt of cash.

           SALES RETURNS AND OTHER ALLOWANCES. In preparing our consolidated financial statements, management estimates potential product returns and records a provision for those returns in the period in which related revenues are recorded. Our management analyzes historical sales returns, analysis of credit memo data, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances estimate.

           Our arrangements generally do not give customers the right to return products or to cancel firm orders. However, we do offer customers the right to return products that do not function properly within a limited time after delivery, and we sometimes accept returns for stock balancing and negotiate accommodations to customers, including price discounts, credits and returns. In addition, our stocking/distribution agreement with Ingram Micro Inc., which agreement provides Ingram Micro and its affiliates with the non-exclusive worldwide right to purchase, sell and ship to any reseller all computer products produced and/or offered by us during the term of the agreement, provides that Ingram Micro could return to us for credit or refund, up to 180 days after termination or expiration of the agreement, unused products in their original packaging. The current term of the agreement expires in March 2003 and will automatically renew for successive one-year terms unless earlier terminated by either party upon 30 days' prior written notice or immediately upon written notice in other limited circumstances.

           As of December 31, 2001, our estimated provision for future sales returns and other allowances relating to revenue recorded through that date was $42,700. Total charges to sales returns and other allowances in 2001 amounted to $173,300.

           ALLOWANCE FOR DOUBTFUL ACCOUNTS. Our management estimates the uncollectability of our accounts receivables accounts for losses that may result from the inability of our customers to make required payments. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If our customers' financial condition deteriorates such that it impairs their ability to make payments to us, additional allowances may be required. As of December 31, 2001, our accounts receivable balance was $1.2 million, net of our estimated allowance for doubtful accounts of $309,000, and the total allowance for doubtful accounts in 2001 amounted to $93,300. Our accounts receivable balance reflects a reduction of $2.0 million at December 31, 2001 relating to the balance of the receivables that had been assigned to Corlund Electronics but had not yet been collected.

           RESERVES FOR OBSOLETE INVENTORY. Our management estimates the degree to which our inventory will become obsolete or unmarketable in the future. Management analyzes current technological changes and advances, economic trends, our customers' expected needs, quantities of inventory on hand, and historical inventory turnover when evaluating inventory for obsolescence or unmarketability. We then write down our inventory by an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. As of December 31, 2001, our inventories totaled $6.5 million, net of our estimated provisions for obsolescence and unmarketability write-downs of $400,000. The total expense for scrap and obsolescence in 2001 amounted to $392,300.

           RESERVES FOR WARRANTIES. Our products generally are covered by warranties for periods ranging up to two years. Management must estimate the cost of product warranties and record that cost at the time revenue is recognized. Our warranty reserve represents our best estimate of the amounts necessary to cover the costs of future and existing claims on products sold as of the balance sheet date. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, warranty claim activity, materials usage and service delivery costs incurred in correcting a product failure. With regard to our Sunrise Series(TM) products, management has relied on the best available information from Motorola for an analysis of historical returns. Should actual product failure rates, warranty claim activity, material usage or service delivery costs differ from our estimates, revisions to the reserve for warranties would be required, which would result in an adjustment in gross profit. As of December 31, 2001, we estimated the future costs of warranty obligations relating to revenue recognized through that date to be $37,500.

           VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL. We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review including the following:

           o significant underperformance relative to expected historical or projected future operating results;

           o significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

           o          significant negative industry or economic trends;

           o significant decline in our stock price for a sustained period; and

           o          our market capitalization relative to net book value.

           If we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, then we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. For example, in light of the patent infringement litigation settlement agreement we entered into in September 2001 with Aeris

Communications, Inc. and in light of changing business conditions, subsequent to September 30, 2001, we reevaluated the value of the intangible technology asset we acquired through our acquisition of eflex Wireless, Inc. in January 2000. Through that reevaluation, we determined that there no longer existed sufficient evidence to support any carrying value for this asset. Therefore, as of December 31, 2001, we expensed the $2,571,016 capitalized value of this asset and the $31,658 capitalized value of a pending patent related solely to the eflex technology. After accounting for the eflex write-off, we estimated net intangible assets, long-lived assets and related goodwill to be $1.1 million as of December 31, 2001.

           VALUATION OF DEBT OBLIGATIONS. We are required to disclose the fair value of all of our financial instruments, which is the amount for which the instruments could be exchanged in a current transaction between willing parties. Our financial instruments include debt obligations that are convertible into common stock and/or are issued with other rights to acquire our common stock. In determining the fair value of these debt obligations, we value all rights to acquire common stock and record that value as a discount to the debt obligation and as an increase in the carrying value of our common stock.

           We derive the value of rights to acquire our common stock from pricing models that consider current market and contractual prices for our stock, as well as time value and yield curve or volatility factors. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses we recognize, and use of different pricing models or assumptions could produce different financial results.

           We amortize the amount of discount to a debt obligation as interest expense over the life of the debt obligation. This procedure is intended to result in a net carrying value of those debt obligations that approximates fair value because the resulting effective interest rates approximate the market rates currently available to us. However, this procedure results in a carrying value that is substantially less than the face amount of the debt obligation. Consequently, we disclose the face amounts of the debt obligations parenthetically on the face of our consolidated financial statements and in the accompanying footnotes.

           ACCOUNTS RECEIVABLE ASSIGNMENT ARRANGEMENT. We discharged a substantial portion of our obligation that resulted from purchases of Sunrise Series(TM) products from Corlund Electronics, Inc. by assigning, with full recourse, certain of our accounts receivable to Corlund Electronics and its commercial lender, UPS Capital Corporation, or UPS. Upon assignment, the accounts receivable and the corresponding obligation are removed from the balance sheet. After the assignment, we continue to be responsible for serving the accounts and we participate in the collection activity of the assigned receivables. This arrangement is designed to facilitate our continued acquisition of product from Corlund Electronics and as an additional source of liquidity for us in the absence of a viable credit facility.

           Through December 31, 2001, we discharged approximately $5.3 million of our obligation to Corlund Electronics by assignments our accounts receivable to Corlund Electronics and UPS. Since December 31, 2001, we have continued to satisfy our obligation for product purchases from Corlund Electronics by further assignments to Corlund Electronics and UPS of certain of our accounts receivable. At December 31, 2001 and March 31, 2002, Corlund Electronics had not collected $2.0 million and $300,000, respectively, of accounts receivable that we had assigned to them. Through March 31, 2002, we repurchased approximately $200,000 of the assigned receivables pursuant to our recourse obligation.

           We anticipate that although we have no formal commitment from Corlund Electronics or UPS, we will able to continue this arrangement until we are able to secure a replacement credit facility or other alternative financing. If for any reason Corlund Electronics and/or UPS do not continue this arrangement, our operations would be adversely impacted. If that occurs, we may not be able to continue operations if we are unable to obtain an appropriate credit facility.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND
2000

           The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                                   Years Ended December 31,
                                                                   2001               2000
                                                               -------------      -------------
Net sales...............................................           100.0   %          100.0   %
Cost of sales...........................................            70.7               82.9
                                                                  ------             ------
Gross profit............................................            29.3               17.1
Operating expenses:
      Selling, general and administrative...............            30.7               84.7
      Engineering and product development...............            10.1               35.0
      Legal and settlement costs........................             2.3               28.4
      Loss on sale of assets............................             1.4                 --
      Impairment of investment in technology and goodwill           13.0                6.0
                                                                  ------             ------
Loss from operations....................................           (28.0)            (137.0)
Interest expense........................................            (9.3)              (6.4)
Income taxes............................................              --                 --
Extraordinary gains.....................................             2.1                 --
                                                                  ------             ------
Net loss                                                           (35.3)  %         (143.5)  %
                                                                  =======            =======

           NET SALES. Net sales for the year ended December 31, 2001 were $20.1 million as compared to $8.3 million for the year ended December 31, 2000, an increase of $11.8 million or 142.0%. The increase in net sales primarily was a result of sales of our Sunrise Series(TM) products under the license we obtained from Motorola in December 2000. Sales of our Sunrise Series(TM) products totaled $14.9 million during 2001 and were partially offset by a $1.1 million reduction in sales of our Traffic Management Systems Division, the assets of which division we divested as of August 31, 2001, and by a $1.0 million reduction in sales of our wireless products, principally our Omega (TM) Series product line. Of the $14.9 million in sales of Sunrise Series(TM) products, $2.6 million consisted of pass-through sales we made to Motorola's Multiservice Networks Division at a nominal gross profit in order to complete our pass-through sales obligation under our license agreement with Motorola.

           COST OF SALES. Cost of sales for 2001 was $14.2 million as compared to $6.9 million for 2000, an increase of $7.3 million or 106.2%. Cost of sales decreased as a percentage of sales from 82.9% for 2000 to 70.7% for 2001. The increase in cost of sales resulted primarily from the increase in the volume of sales. The decrease in cost of sales as a percentage of sales primarily was due to improved absorption of manufacturing overhead in our operations, exclusive of our Traffic Management Systems Division, the assets of which we divested in August 2001. During 2001, manufacturing overhead was $1.8 million, which represented 9.2% of our total revenue and 9.9% of our total revenue exclusive of revenue of our Traffic Management Systems Division. During 2000, manufacturing overhead was $1.2 million, which represented 14.4% of our total revenue and 21.1% of our total revenue exclusive of revenue of our Traffic Management Systems Division. The improvement attributable to manufacturing overhead absorption, therefore, represented 5.6% of our total revenue and 11.2% of our total revenue exclusive of revenue of our Traffic Management Systems Division. The decrease in cost of sales as a percentage of sales secondarily was attributable to a product mix that included Sunrise Series(TM) products that carry lower direct costs than the Sunrise Series(TM) products sold during 2000.

           GROSS PROFIT. Gross profit increased by $4.5 million or 315.5% to $5.9 million for 2001 as compared to $1.4 million for 2000. Gross profit increased as a percentage of net sales by 12.2% to 29.3% for 2001 as compared to 17.1% for 2000. The increase in gross profit primarily was due to increased sales. The increase in gross margin primarily was due to improved manufacturing overhead absorption and the more favorable product mix described above. We realized a gross margin of only 9.4% on our $2.6 million in pass-through sales of Sunrise Series(TM) products to Motorola's Multiservice Networks Division. If we had made those sales directly to the end customers rather than passing those sales through Motorola, the increases in both gross profit and gross margin would have been significantly greater. We anticipate that gross profit and gross margin will continue to increase, due primarily to our completion of required pass-through sales to Motorola's Multiservice Networks Division.

           SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $864,000 or 12.3% to $6.2 million for 2001 as compared to $7.0 million for 2000, and decreased as a percentage of net sales to 30.7% for 2001 from 84.7% for 2000. The decrease in these expenses resulted primarily from the existence in 2000 but not in 2001 of a $1.1 million non-cash charge relating to the expense of offering costs associated with our equity draw down facility and a decrease of $324,000 in expenses from our Traffic Management Systems Division, the assets of which we divested in August 2001. These decreases partially were offset by $495,000 of start-up costs associated with our Sunrise Series(TM) product line that we licensed from Motorola in December 2000 and a $282,000 loss on the sale of assets of our Traffic Management Systems Division.

           ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses decreased by $886,000 or 30.5% to $2.0 million during 2001 from $2.9 million during 2000, and decreased as a percentage of sales by 24.9% from 35.0% during 2000 to 10.1% during 2001. This decrease in engineering and product development expenses primarily was due to a $472,000 decrease in expenses associated with our Wireless Data Networks Division, $365,000 of which consisted of spending reductions and $107,000 of which was a decrease in amortization related to the employment contracts of personnel in that division. This decrease occurred primarily because we were unable to pursue the commercialization of the eflex technology during the year ended December 31, 2001 due to the existence of the patent infringement actions filed against us by Aeris Communications, Inc.

           LEGAL AND SETTLEMENT COSTS. Legal and settlement costs during 2001 decreased by $1.9 million or 80.7% to $454,000 or 2.3% of net sales, from $2.4 million or 28.4% of net sales during 2000. This decrease in legal and settlement costs primarily was attributable to a decrease in litigation settlement costs from $1.4 million in 2000 to $65,000 in 2001. The significant legal and settlement costs during 2000 included the settlement of litigation with Bibicoff & Associates and Harvey A. Bibicoff and the settlement of litigation with Drake & Drummond, which settlements involved a combination of cash, common stock and common stock purchase warrants valued at nearly $1.2 million. The decrease in legal and settlement costs secondarily was attributable to a $466,000 decrease in legal costs that occurred primarily because of a reduction in legal expenses associated with our defense of patent infringement litigation filed against us by Aeris Communications, Inc. that was settled in September 2001. We anticipate that our legal and settlement costs will continue to decline based on our resolution during 2001 of substantially all of our remaining litigation matters.

           LOSS ON SALE OF ASSETS. Effective August 31, 2001, we sold substantially all of the assets of our Traffic Management Systems Division to Franklin Ribelin. Mr. Ribelin paid the $700,000 purchase price by assuming selected liabilities of the division. The loss on the sale of the division was $282,000. There was no loss on sale of assets during 2000.

           IMPAIRMENT OF INVESTMENT IN TECHNOLOGY AND GOODWILL. In light of the patent infringement litigation settlement agreement we entered into in September 2001 with Aeris Communications, Inc. and in light of changing business conditions, subsequent to September 30, 2001, we reevaluated the value of the intangible technology asset we acquired through our acquisition of eflex Wireless, Inc. in January 2000. Through that reevaluation, we determined that there no longer existed sufficient evidence to support any carrying value for this asset. Therefore, as of December 31, 2001, we expensed the $2.6 million capitalized value of this asset and the $32,000 capitalized value of a pending patent related solely to the eflex technology. Amortization expense during the year ended December 31, 2000 was associated primarily with goodwill acquired in the acquisition of our Traffic Management Systems Division in June 1999 and the technology acquired from Greenland Corporation in April 1999. In addition to the amortization of these assets that we anticipated would occur for the year ended December 31, 2000, we determined that the entire remaining asset value of both our Traffic Management Systems Division and the Greenland Corporation technology should be expensed during this reporting period. This decision was based on the significant change in our focus and business strategy that was triggered by our entry into the Manufacturing License and Distribution Agreement with Motorola, Inc. The expense associated with the early write-off of these intangible assets was $497,000.

           LOSS FROM OPERATIONS. Loss from operations decreased by $5.7 million to $5.6 million for 2001 from $11.4 million for 2000 and decreased as a percentage of net sales from 137.0% for 2001 to 28.0% for 2000. The increase in operating profit and operating margin was due to the increases in gross profit and decreases in operating expenses previously described. The expensing of the capitalized value of the eflex intangible technology asset accounted for $2.6 million of the $5.6 million loss from operations for 2001.

           INTEREST EXPENSE. Interest expense increased by $1.3 million or 252.6% to $1.9 million during 2001 as compared to $531,000 during 2000. This increase in interest expense primarily was due to a $1.3 million increase in non-cash interest expense related to the amortization of the beneficial value ascribed to conversion rights of debt instruments and the amortization of the valuation and revaluation of warrants issued in connection with our subordinated notes.

           INCOME TAXES. Income taxes were nominal in both years because we are in a loss carryforward position for federal income tax purposes. At December 31, 2001, the components of our deferred tax assets and liabilities were comprised primarily of the future tax benefit of our net operating loss carryforwards of approximately $6,370,000. The use of the net operating loss carryforwards could be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of our continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of deferred tax assets is not more likely than not. Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of December 31, 2001.

           EXTRAORDINARY GAINS. We recorded extraordinary gains of $415,000 in 2001. These gains were attributable to our settlement of accounts payable obligations and various litigation matters, primarily the Blattman (Racon) matter and the Coleman matter, for less than the carrying value of those obligations.

           NET LOSS. Net loss for the year ended December 31, 2001 decreased by $4.8 million or 40.1% to $7.1 million or 35.3% of net sales as compared to a net loss of approximately $11.9 million or 143.5% of net sales for the year ended December 31, 2000. The decrease in net loss primarily was due to the $4.5 million increase in gross profit, the $1.9 million decrease in unfavorable litigation settlements, the $864,000 decrease in selling, general and administrative expenses, the $886,000 decrease in engineering and product development expenses related to our eflex technology and the $466,000 decrease in legal costs, and partially was offset by a $2.1 million increase in expenses due to the accelerated amortization of impaired technology and goodwill assets and a $1.3 million increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

           During 2001, we financed our operations and capital expenditures primarily through product sales, through private placements of convertible debt, through the assignment, with full recourse, of certain accounts receivable, and through modifications and conversions of outstanding notes into shares of common stock, which modifications and conversions also involved the issuance of common stock purchase warrants. Our consolidated financial statements as of and for the years ended December 31, 2001 and 2000 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

           During the quarter ended September 30, 2001, our revolving line of credit with Celtic Capital Corporation was terminated. For a substantial portion of the nine months then ended, we had little or no effective availability under that line. This situation adversely impacted our operations. In the absence of a viable credit facility, during the quarters ended September 30 and December 31, 2001, we discharged approximately $5.3 million of the obligations we incurred in connection with our acquisition of finished goods inventory of our Sunrise Series(TM) products from Corlund Electronics, by assigning, with full recourse, certain of our accounts receivable to Corlund Electronics and UPS. Upon assignment, we remove the accounts receivable and the corresponding obligation from the balance sheet. After the assignment, we continue to be responsible for serving the accounts, and we participate in the collection activity relating to the assigned receivables. This arrangement is designed to facilitate the continued acquisition of product from Corlund Electronics and to serve as an additional source of liquidity in the absence of a viable credit facility.

           Since December 31, 2001, we have continued to satisfy our obligation for product purchases from Corlund Electronics by further assignments to Corlund Electronics and UPS of certain of our accounts receivable. At December 31, 2001 and March 31, 2002, Corlund Electronics had not collected $2.0 million and $300,000, respectively, of accounts receivable that we had assigned to them. Through March 31, 2002, we repurchased approximately $200,000 of the assigned receivables pursuant to our recourse obligation.

           We anticipate that although we have no formal commitment from Corlund Electronics or UPS, we will able to continue this arrangement with Corlund Electronics until we are able to secure a replacement credit facility or other alternative financing. If for any reason Corlund Electronics and/or UPS do not continue the arrangement, our operations would be adversely impacted. In that event, we could not assure you that we would be able to continue operations if we are unable to obtain an appropriate credit facility.

           As of December 31, 2001, we had a working capital deficiency of $831,000, which reflected a $1.3 million or 61.1% decrease from our $2.1 million working capital deficiency at December 31, 2000. As of December 31, 2001, we also had an accumulated deficit of $34.8 million, a net bank overdraft of $346,000 and $1.2 million in net accounts receivable. In addition, at that date we had promissory notes in the aggregate amount of $4.2 million (stated net of unamortized valuation discounts of $619,000), of which $451,000 was due to related parties.

           Net cash used in our operating activities amounted to $2.2 million during 2001. This primarily was attributable to the net loss of $7.1 million, which was offset by non-cash charges of $1.8 million of depreciation and amortization, $2.6 million for the write off of intangible assets and $849,000 of compensation relating to stock options. Changes in assets and liabilities are primarily a function of an increase in accounts receivable of $5.4 million, an increase in inventories of $4.4 million and an increase in accounts payable of $9.1 million, all of which increases primarily are attributable to sales of our Sunrise Series(TM) products under our license agreement with Motorola.

           Our license agreement with Motorola also had a significant impact on our operating cash flows. We have fully satisfied our $5.5 million obligation to acquire inventory and equipment under the license agreement. We satisfied $4.9 million of that obligation through delivery of products to various Motorola divisions, including $2.6 million of products delivered to Motorola's Multiservice Networks Division at the reduced gross margins required under the license agreement. The manufacture of the products delivered to Motorola used significant operating cash flows.

           During the initial period of production of Sunrise Series(TM) products, while we were establishing the capacity to manufacture those products and administer customers' orders and were establishing our marketing network, we experienced a build-up of finished goods inventory of Sunrise Series(TM) products for which there were no then existing orders. We also experienced an increase in the time our customers took to pay our accounts receivable and a corresponding decrease in our accounts receivable turnover, which resulted in a greater than anticipated use of operating cash flows. As of December 31, 2001, the built-up inventory had been reduced to approximately $800,000, and we had made significant progress in stabilizing our product distribution and accounts receivable collection processes. We anticipate that during 2002, built-up inventories will continue to decrease and our inventory turnover and accounts receivable turnover will increase.

           As of March 31, 2002, we had $3.3 million in backlog orders for our products, which orders were due in large part to our Sunrise Series(TM) products. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. However, we cannot assure you that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

           The typical duration from receipt of a purchase order or other purchase commitment to shipment of the products ordered to the customer ranges from three to ten weeks depending upon the product mix and the size of the order. However, during the initial six months of production of Sunrise Series(TM) products, the duration from receipt of the order for those products to shipment was unusually long due to the time needed to establish the manufacturing capability for those products.

           Our backlog as of March 31, 2002 represented approximately eight weeks of sales volume. Our backlog as of that date and for the year ended December 31, 2001 was significantly less than our backlog during the first half of the year 2001. The backlog for the first half of the year 2001 included a substantial amount of pent-up backlog of Sunrise Series(TM) products that resulted from the acquisition of those product lines, including substantially all required pass-through sales to Motorola's Multiservice Networks Division. The subsequent reduction in backlog is primarily due to improvements in our ability to ship Sunrise Series(TM) products to our customers and the completion of $2.6 million in required pass-through sales to Motorola's Multiservice Networks Division. We anticipate that the backlog of orders for products over the next year will be consistent with approximately eight weeks of sales volume, subject to possible seasonal fluctuations and our ability to identify and obtain sufficient sources of working capital.

           Net cash used in our investing activities amounted to $277,000 during 2001. This primarily was attributable to our purchase of $641,000 of fixed assets from Motorola, which was offset by $385,000 we received in connection with our sale of certain Motorola equipment to Corlund Electronics in connection with the manufacture of our Sunrise Series(TM) products.

           Net cash provided by financing activities amounted to $2.4 million during 2001. This primarily was attributable to the proceeds from the sale of promissory notes of $2.3 million and debentures and proceeds from the exercise of options and warrants of $1.0 million. We also used $700,000 cash in the repayment of the revolving line of credit with Celtic Capital Corporation in August 2001.

           Since 1992, Shala Shashani Lutz (dba SMC Group) and SMC Communications Group, Inc., which is owned and operated by Ms. Lutz, our current President, Chief Executive Officer and Chairman of the Board, have advanced funds to us and have provided us with various products, services and facilities. We refer to Ms. Lutz, SMC Group and SMC Communications Group, Inc. collectively as "SMC" in the following discussion.

           During 2001, we incurred interest charges of $38,773 on loans from and obligations to SMC. At December 31, 2001, we owed SMC an aggregate of $356,660 in principal amount under these loans and obligations. One of these loans and obligations was a $250,000 note dated December 30, 1997 that bears interest at 12% per annum, is due January 2, 2003, is fully transferable, and is secured by our receivables, inventories and other assets pursuant to a security agreement.

           In October 2000, Terry Parker, who was then a director and our President and Chief Executive Officer, advanced $150,000 to us, which amount is due June 30, 2002 and bears interest at 8% per annum.

           From time to time, Michael Armani, a director of Telenetics, made non-interest bearing loans to himself for his own personal benefit while he was a director and our President and Chief Executive Officer. At December 31, 2000, the total amount due to us under these loans was $222,946. Since that date, the balance was reduced by payments of $11,000 and by a $72,946 write-off. In March 2002, the remaining balance of $139,000 as of December 31, 2001 was converted into a note receivable that is secured by shares of our common stock and bears interest at 6.75% per annum, with the outstanding principal and accrued interest due March 21, 2004.

           Subsequent to Mr. Armani's September 2000 resignation as our President and Chief Executive Officer, we paid to Mr. Armani severance in the aggregate amount of $168,000. We have been negotiating with Mr. Armani regarding the execution of a separation agreement and general release. We have proposed that under the agreement, Mr. Armani would commit to indemnify us for any losses we incur as a result of any actions Mr. Armani may have taken outside the course and scope of his employment or his duties as a director and any losses related to any written or oral agreement executed or consented to by Mr. Armani on our behalf and which written or oral agreement had not been approved by our board of directors, and that we would commit to indemnify Mr. Armani for any losses he incurs as a result of his personal guaranty of the lease of our principal offices and would grant to Mr. Armani five-year non-qualified options to purchase 300,000 shares of common stock at a per share exercise price of $0.45, which options would vest and become exercisable following Mr. Armani's full repayment of the $139,000 note receivable. In addition, we have proposed that the agreement would include a release of Mr. Armani from any liability associated with his actions and conduct as an officer and director of Telenetics that were within the scope of his authority and a release of us from any and all claims Mr. Armani may have against us prior to entry into the separation agreement and general release. As of the date of this annual report, we have been unable to successfully complete negotiations regarding this proposed agreement.

           In January 2001, we issued a 7% convertible subordinated debenture due January 2, 2003 in the principal amount of $2,115,000 to Dolphin Offshore Partners L.P. , or Dolphin, in a private offering. The note was convertible into common stock at any time. We had the right to force conversion of the debenture after August 2, 2001 if at the time we desired to force conversion, the registration statement covering shares of common stock issuable upon conversion of the debenture was effective and the average of the closing bid price per share for 20 consecutive trading days ending five days prior to the date of forced conversion was at least $2.00. This debenture was reinvested in our April 1, 2002 note offering described below.

           In addition, in January 2001 we issued a note in the principal amount of $325,000 to Dolphin in a private offering. The note's original interest rate was 12% per annum. Principal and all accrued interest under the note originally were due April 22, 2001 or upon any earlier demand by Dolphin. Effective June 29, 2001, we entered into a note modification agreement with Dolphin. Under the agreement, Dolphin waived any default by us under the 7% convertible subordinated debenture that occurred through September 30, 2001. In addition, interest rates and payment dates on the debenture and the two outstanding notes due to Dolphin were revised. Effective July 1, 2001, the interest rate of the 7% convertible subordinated debenture increased to 10% per annum, and the payment dates changed from semi-annual payments of interest in arrears on January 2 and July 2 of each year to quarterly payments in arrears on March 2, June 2, September 2 and December 2 of each year. The maturity date of the $325,000 note was extended from April 22, 2001 to July 2, 2002. Also, the interest rate of the $325,000 note increased from 12% to 15% per annum for the period from October 1, 2001 to December 31, 2001, and from 15% to 18% per annum commencing on January 1, 2002. Effective July 1, 2001, the interest rate of the $250,000 note increased from 10% to 15% per annum.

           In January 2001, we issued a 6.5% junior convertible subordinated debenture due January 23, 2003 in the principal amount of $75,000 to one accredited investor. This debenture was reinvested in our January 23, 2002 note offering described below.

           The cash proceeds from the above offerings have been used as working capital to fund research and development costs associated with our products, costs associated with manufacturing and marketing such products and costs associated with our anticipated growth and expansion.

           In June 2001, we made an offer to the 15 holders of 10% Subordinated Unsecured Promissory Notes due 2000 and 2001 aggregating $795,200, which notes were in default as to repayment of principal. The offer provided the holders with the option either to convert the balances of their notes into common stock and warrants or to extend the due date of their notes in exchange for the issuance of warrants to purchase common stock. Eleven holders of notes aggregating $342,700 converted the balances of their notes into an aggregate of 489,572 shares of common stock and received three-year warrants to purchase an aggregate of 68,540 shares of common stock at an exercise price of $0.70 per share and three-year warrants to purchase an aggregate of 68,540 shares of common stock at an exercise price of $1.00 per share. We ascribed an estimated fair value of these warrants in the aggregate amount of $49,456 based on a Black Scholes valuation model and, accordingly, expensed this amount. One other holder of a note with a principal balance of $15,000 agreed to extend the due date of his note from September 30, 2000 to January 2, 2003 in exchange for a 2% increase from 10% to 12% per annum in the interest rate of the note and the issuance of a three-year warrant to purchase up to 3,000 shares of common stock at an exercise price of $1.00. We ascribed an estimated fair value of this warrant in the amount of $1,005 based on a Black Scholes valuation model and, accordingly, discounted the balance of the extended note as of the date of extension and are amortizing the discount amount as interest expense from that date to the extended due date of January 2, 2003.

           In June 2001, we made an offer to the four accredited investors who held an aggregate of $260,000 of 8% Convertible Subordinated Unsecured Promissory Notes due 2001 that were in default as to repayment of principal to extend the due date of the notes from March 15, 2001 to January 2, 2003 in exchange for a 2% increase in the interest rate of the notes and the issuance to each investor of a three-year warrant to purchase shares of common stock at an exercise price of $1.00. We repaid one of the notes, and the remaining three holders of notes aggregating $250,000 accepted the offer and received warrants for the purchase of an aggregate of 50,000 shares of common stock. We ascribed an estimated fair value of these warrants in the aggregate amount of $22,325 based on a Black Scholes valuation model and, accordingly, discounted the balance of these notes as of the date of extension and are amortizing the discount amount as interest expense from that date to the extended due date of January 2, 2003. Also, the notes became fully transferable and also became convertible into common stock at the rate of $0.70 per share until the earlier of March 31, 2002 or, if our common stock trades at or above $1.40 for ten consecutive trading days, until the date, if any, that we elect to terminate the right to convert the note.

           The conversion feature of the subordinated unsecured promissory notes normally is characterized as a beneficial conversion feature. We determined the value of the beneficial conversion feature of the notes to be $61,611. Accordingly, we discounted the subordinated unsecured promissory notes balance as of the date of the extension and are amortizing the discount amount aggregating $83,936 from the extension date to the extended maturity date of January 2, 2003. During 2001, we accreted $27,979 of the discount to interest expense.

           The subordinated unsecured promissory notes include non-financial covenants and also restrict our ability to declare and pay dividends and redeem or repurchase any of our common stock. We were in compliance with or had obtained waivers of compliance with all covenants under the subordinated unsecured promissory notes at December 31, 2001.

           In June 2001, we issued a 6% convertible subordinated promissory note due January 25, 2003 in the principal amount of $474,852 to our legal counsel in consideration for services rendered to us. Principal and interest payments of $26,261 are payable monthly. The note is secured by substantially all of our assets. The outstanding principal amount of the note, together with any accrued and unpaid interest, may be converted into shares of our common stock at the option of the holder at a rate of $1.50 per share.

           In June 2001, we issued a 6% promissory note in the principal amount of $203,094 to our patent counsel in consideration for services rendered to us. The note initially was payable in bi-monthly installments of $10,000 each, commencing August 1, 2001 until paid in full. At December 31, 2001, we were in default in the repayment of the note. However, in March 2002, the remaining principal balance of $115,578 was reinvested in a new promissory note bearing interest at 6% per annum and payable in monthly installments of $12,000, commencing March 25, 2002 until paid in full. The note is secured by patents that may emanate from certain patent applications.

           Effective January 23, 2002, we issued $2,087,500 in principal amount of senior secured convertible promissory notes due January 23, 2005 to thirteen accredited investors in exchange for $1,975,000 cash, the cancellation of the $75,000 principal balance of the 6.5% junior convertible subordinated debenture due January 23, 2003 and the cancellation of the $37,500 principal balance of another outstanding promissory note. Effective March 1, 2002, we issued $162,500 in principal amount of secured convertible promissory notes due March 1, 2005 to five accredited investors. Effective April 1, 2002, we issued a secured convertible promissory note in the principal amount of $2,115,000 to Dolphin in consideration for the cancellation of the principal balance of its convertible subordinated debenture due January 2, 2003. We granted the holders of the January 23, 2002 notes, the March 1, 2002 notes and the April 1, 2002 note, or the 2002 notes, a continuing security interest in all of the Company's inventory.

           The 2002 notes initially bear interest at 6% per annum. If the market price, which is the average of the three lowest volume weighted average prices of our common stock during the 25 trading days immediately prior to conversion of a note is below the market price floor, which is $0.10, then the interest rate on the 2002 notes will increase to 16% per annum until the market price exceeds the market price floor by 20% for 20 consecutive trading days.

           The principal balances of the 2002 notes are convertible into common stock at any time or from time to time at the option of the holders. The initial conversion price of the 2002 notes was $0.44064. Upon the earlier of the 120th day following the issuance of a 2002 note or the date that the registration statement relating to the resale of the shares of common stock issuable upon conversion of a 2002 note is declared effective by the Securities and Exchange Commission, a 2002 note investor may elect to use the alternate conversion price, provided the market price of our common stock at the time of the conversion is less than $0.55. The alternate conversion price is equal to the market price multiplied by the discount percentage, and is subject to a market price ceiling equal to the initial conversion price of $0.44064 and also is subject to the market price floor of $0.10 per share. The initial discount percentage is 85%. If the Securities and Exchange Commission does not declare effective the registration statements covering the resale of the shares of common stock underlying the 2002 notes within 120 days following the respective issuance dates of the 2002 notes, the discount percentage will decrease by 0.1% for each day beyond the 120-day period that the registration statements are not effective. The conversion price is subject to anti-dilution adjustments in connection with mergers, acquisitions, stock splits, dividends and the like and in connection with future offerings of common stock or securities that are exercisable for or convertible into shares of common stock at a price per share below the then conversion price.

           If the market price is below the market price floor for 90 consecutive days, then the 2002 note investors may require us to repay the outstanding principal balance of the 2002 notes plus accrued but unpaid interest upon 90 days' notice. If a 2002 note investor seeks to convert a 2002 note at a price below $0.23 per share, then we can redeem in whole or in part the principal amount presented for conversion at a substantial premium. The 2002 note investors may require us to redeem the notes at a substantial premium under some circumstances, which circumstances include our failure to timely obtain effectiveness of the registration statements and the occurrence of a major transaction or triggering event as defined in the 2002 notes.

           If we conclude a private equity or equity-linked financing within 24 months after the respective issuance dates of the 2002 notes, then the holders of those notes may exchange those notes for securities issued in the new financing. The January 23, 2002 note investors also have a right of first offer to purchase all or part of most any equity or equity-linked financing occurring within 24 months after January 23, 2002.

           The January 23, 2002 and April 1, 2002 financing documents restrict our ability to enter into any subsequent offer or sale to, exchange with, or other type of distribution to, any third party, of common stock or any securities convertible, exercisable or exchangeable into common stock, including convertible and non-convertible debt securities, the primary purpose of which would be to obtain financing for the Company, except where the proceeds we receive in connection with such offering would be used to prepay the outstanding principal balance of and all accrued interest on the January 23, 2002 notes and the April 1, 2002 note. This restriction requires us to obtain the prior written consent of the holders of a majority of the then outstanding principal amount of the January 23, 2002 notes and the April 1, 2002 note for any restricted financing that occurs through the 270th day following the effectiveness of the respective registration statements covering the shares of common stock issuable upon conversion of the January 23, 2002 notes and the April 1, 2002 notes.

           The 2002 notes were accompanied by immediately vested and exercisable five-year warrants, or note warrants, to purchase up to an aggregate of 7,429,543 shares of common stock at an initial exercise price of $0.44064 per share. The exercise price and the number of shares of common stock underlying the note warrants are subject to adjustment in connection with mergers, acquisitions, stock splits, dividends and the like and in connection with future offerings of common stock or securities that are exercisable for or convertible into shares of common stock at a price per share below the then exercise price. During the first year after their issuance, the warrants are exercisable for cash. After that date and through their expiration, the warrants will be exercisable either for cash or through a reduction in the shares received upon exercise under a cashless exercise provision.

           In connection with the private placements of the 2002 notes, we issued to seven principals and employees of NASD-registered broker-dealer Taglich Brothers, Inc., which employees included our director Robert Schroeder, immediately vested and exercisable five-year warrants to purchase up to an aggregate of 510,621 shares of common stock at an initial exercise price of $0.52877 per share. The exercise price and the number of shares of common stock underlying the warrants are subject to adjustment in connection with mergers, acquisitions, stock splits, dividends and the like and in connection with future offerings of common stock or securities that are exercisable for or convertible into shares of common stock at a price per share below the then exercise price.

           The cash proceeds of the offerings of 2002 notes and note warrants, after payment of placement agent fees, were approximately $1,923,750. We were required to use a portion of the proceeds to repay a $300,000 bridge loan that we obtained in January 2002 and were required to use the remaining proceeds for working capital purposes. The proceeds were used to pay down accounts payable and accrued expenses and to pay off a mature $100,000 note payable. To the extent the principal amounts of the 2002 notes are converted into shares of common stock, we will not have to repay these principal amounts.

           The agreements we entered into in connection with the offerings of 2002 notes include extensive customary representations, warranties and covenants that require us to, among other things, increase the authorized number of shares of our common stock no later than May 20, 2002 and to register for resale the shares of our common stock issuable upon conversion of the 2002 notes and note warrants no later than the 120th day following the respective issuance dates of the 2002 notes. If we are unable to timely obtain shareholder approval of the increase in our authorized capital stock and/or to timely obtain orders of effectiveness of the registration statements from the Securities and Exchange Commission relating to the resale of the shares of common stock issuable upon conversion of the 2002 notes and note warrants, or if we default under the 2002 notes for any other reason, the holders of the 2002 notes could, among other things, require us to pay substantial penalties, require us to repay the 2002 notes at a premium and/or foreclose upon their security interest in our inventory. Any of these events could have a material adverse effect on our business, operating results, financial condition, cash flows and ability to service our other indebtedness.

           In January 2002, we entered into an arrangement with California Bank & Trust, a subsidiary of Zions Bancorporation, in connection with a financing plan designed to facilitate the ability of resellers of our networking products to purchase and stock our products on credit while we receive full payment upon shipment of our products to those resellers. Under the arrangement, an eligible reseller that posts a letter of credit in favor California Bank & Trust is given up to six months' payment terms with no interest charge. We anticipate that our costs under the arrangement will amount to less than 6% per annum of the amounts advanced. Approvals and fundings under the arrangement are documented on a case-by-case basis. California Bank & Trust has not limited the amount of financing available under the arrangement or established a set term during which the financing may be offered. As of April 5, 2002, our personnel had been trained on the operating procedures of the arrangement by California Bank & Trust; we had started processing on orders for an aggregate amount of $147,000; and we had received approval on the first of those orders in the amount of $62,400. We anticipate that this arrangement will encourage our resellers to expand their inventory of our products, which will help those resellers to be more responsive to their customers' needs and will increase our revenues and improve our operating cash flows. However, at this time we cannot predict the magnitude of the benefits, if any, that actually will arise from this arrangement.

           In April 2002, we granted Dolphin the opportunity to include one nominee in the slate of nominees recommended by our board of directors for election by our shareholders at our 2002 annual shareholders' meeting. Based upon our January 2001 debenture placement agreement with Taglich Brothers, Inc., Taglich Brothers also has the right, until January 2, 2004, to include one nominee in the slate of nominees recommended by our board of directors for election by our shareholders.

           The following table outlines payments due under our significant contractual obligations over the next five years, exclusive of interest:

                                                               Payments Due by Period
                             --------------------------------------------------------------------------------------------
Contractual Obligations                             Less than 1             1 - 3             4 - 5           After 5
 At December 31, 2001                Total               year               Years             Years            Years
 --------------------        -------------------- ------------------- ----------------- ----------------- ---------------
 Long Term Debt                       $4,188,809          $1,457,679        $2,731,130          $     --          $   --
 Capital Lease Obligations                55,901              33,201            21,244             1,456              --
 Operating Leases                      1,013,081             301,686           630,794            80,601              --
 Unconditional Purchase
 Obligations                           2,194,913           2,194,913                --                --              --
                             -------------------- ------------------- ----------------- ----------------- ---------------
 Total Contractual Cash
 Obligations                          $7,452,704          $3,987,479        $3,383,168          $ 82,057          $   --
                             ==================== =================== ================= ================= ===============

           The above table outlines our obligations as of December 31, 2001 and does not reflect the changes in our obligations that occurred after that date, such as our issuance of the 2002 notes. As described above, the issuance of the 2002 notes involved the issuance of $4,365,000 in aggregate principal amount of secured notes due in 2005 and the cancellation of $2,227,500 in aggregate principal amount of unsecured notes due through January 2003.

           As indicated above, our consolidated financial statements as of and for the years ended December 31, 2001 and 2000 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this annual report and in Note 2 to those consolidated financial statements, we have suffered recurring losses from operations and at December 31, 2001 had net capital and working capital deficiencies. These factors, among others, raised substantial doubt about our ability to continue as a going concern and led our independent certified public accountants to modify their unqualified opinion to include an explanatory paragraph related to our ability to continue as a going concern. The consolidated financial statements included in this annual report do not include any adjustments that might result from the outcome of this uncertainty.

           We believe that our continued operations could be dependent on securing a replacement credit facility and that there is a substantial likelihood that additional sources of liquidity through debt and/or equity financing will be required to fund our plans to exploit the license we obtained from Motorola relating to our Sunrise Series(TM) products and to fund other plans for future growth. We believe that securing a replacement credit facility would help us continue to increase our gross margin on our Sunrise Series products by enabling us to more efficiently manage our transactions with our suppliers. However, we currently do not have any commitments for additional financing other than our arrangement with California Bank & Trust, which arrangement has no set term during which financing may be offered and no set amount of financing that may be made available under the arrangement.

           The 2002 notes contain prior written consent and right of first refusal provisions and the grant of a continuing security interest in all of our inventory, and some of our other outstanding promissory notes contain the grant of a security interest in substantially all of our assets, all of which provisions will restrict our ability to obtain debt and/or equity financing. In addition, deteriorating global economic conditions and the effects of ongoing military actions against terrorists may cause prolonged declines in investor confidence in and accessibility to capital markets. Further, in light of our delisting from the Nasdaq SmallCap Market in September 2001, the ability of any potential or future investors to achieve liquidity from our common stock could be severely limited, which could inhibit, if not preclude, our ability to raise additional working capital on a timely basis, in sufficient amounts or on terms acceptable to us.

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

           If adequate funds are not available, we may also be required to delay, scale back or eliminate portions of our operations and product development efforts or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our technologies or potential products or other assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of our proprietary technology and other important assets and could also adversely affect our ability to fund our continued operations and our product development efforts that historically have contributed significantly to our competitiveness.

EFFECT OF INFLATION

           We believe that inflation has not had a material effect on our net sales or profitability in recent years.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

           In July 2001, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards No. 141, "Business Combinations," or SFAS 141, which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. We do not expect that SFAS 141 will have a material impact on our financial position or results of operations.

           In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets," or SFAS 142, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. We have not yet completed our evaluation of the impact of SFAS 142 on our financial position or results of operations.

           In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," or SFAS 144, which requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively.

RISK FACTORS

           AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS BEFORE DECIDING TO INVEST OR MAINTAIN AN INVESTMENT IN SHARES OF OUR COMMON STOCK. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCURS, IT IS LIKELY THAT OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS WOULD BE HARMED. AS A RESULT, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU COULD LOSE PART OR ALL OF YOUR INVESTMENT.

      WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT THAT MAY CONTINUE IN THE FUTURE AND THAT MAY ADVERSELY IMPACT OUR BUSINESS AND OUR SHAREHOLDERS.

           Our consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates our realization of assets and satisfaction of liabilities in the normal course of business. We have incurred net losses in each fiscal year since our inception, with the exception of the fiscal year ended March 31, 1998, in which we realized nominal net income of $94,000. For the year ended December 31, 2001, we reported a net loss of approximately $7.1 million, as compared to a net loss of $11.9 million for the twelve months ended December 31, 2000. Our accumulated deficit through December 31, 2001 was approximately $34.8 million, and as of that date we had a total shareholders' deficit of approximately $1.0 million. We expect that our losses may continue further into the future. We cannot assure you that we will attain profitable operations in the future. If we are unable to do so, such inability could impede our ability to raise capital through debt or equity financing to the extent needed for our continued operations or for planned expansion. Consequently, future losses may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

      DIFFICULTIES BEING EXPERIENCED BY CORLUND ELECTRONICS, THE CONTRACT MANUFACTURER OF A MAJORITY OF OUR SUNRISE SERIES(TM) PRODUCTS, AND BY US MAY RESULT IN OUR INABILITY TO CONTINUE THIS MANUFACTURING ARRANGEMENT, WHICH INABILITY WOULD ADVERSELY IMPACT OUR OPERATIONS.

           We contract with Corlund Electronics to perform component purchasing, full product assembly, testing and preparation for shipment for the majority of our Sunrise Series(TM) products. The contraCt has an initial term of three years, expiring December 29, 2003, with automatic one-year renewals unless either party provides written notice of termination to the other party at least 180 days prior to the expiration of the then current term. We have agreed to purchase from Corlund Electronics a minimum of $1,000,000 of products per month during the remaining term of the contract.

           Corlund Electronics has experienced significant difficulties in producing our Sunrise Series(TM) products in a timely manner due to what we believe to be problems in assimilating the production of those products and difficulties in sourcing parts. Although Corlund Electronics has been working to resolve these difficulties, we cannot assure you that Corlund Electronics will successfully resolve and/or prevent recurrence of these difficulties and be able to produce our Sunrise Series(TM) products in a timely manner, or at all.

           Production delays at Corlund Electronics have interfered with our ability to timely ship orders to our customers, which has caused us to lose orders and customers for our Sunrise Series(TM) products. These losses of orders and customers have adversely impacted our financial condition, which has in turn further aggravated Corlund Electronics' difficulties. These losses of orders and customers could continue or increase if production delays continue, which would adversely impact our ability to meet our monthly purchase minimums under our contract with Corlund Electronics and could result in a breach of contract by us that could permit Corlund Electronics to terminate our contract with them.

           We could be required to undertake expensive and time-consuming efforts that could take up to four months or longer to transition the contracted services to other qualified contractors or to our own facilities. We cannot assure you that we have the resources or ability to successfully accomplish such a transition. While we are in the process of making any such transition, and if we are unable to successfully accomplish such a transition, our ability to continue to sell our Sunrise Series(TM) products could be seriously impaired or completely lost.

      WE RELY ON A NUMBER OF CONTRACTORS OTHER THAN CORLUND ELECTRONICS. OUR INABILITY OR THE INABILITY OF THESE CONTRACTORS TO SHIP ORDERS ON A TIMELY BASIS COULD DAMAGE OUR RELATIONSHIPS WITH CUSTOMERS, RESELLERS AND DISTRIBUTORS AND REQUIRE US TO MAKE EXPENSIVE AND TIME-CONSUMING EFFORTS TO REMEDY THE INABILITY.

           We continue to experience problems associated with undercapitalization and engineering and production delays, including the inability to ship products in a timely manner. To help minimize these problems, we have entered into agreements with third-party contract manufacturers for some component and circuit board assembly and testing functions and have developed strategic relationships with several qualified and reliable local assembly houses. A failure by our contract manufacturers and assemblers to fulfill their obligations to us could cause delays in production and shipment of many of our products. Also, disruption in transportation services as a result of terrorist activities or due to other causes and further enhanced security measures in response to terrorist activities may cause some increases in costs and timing for both receipt and shipment of products to our customers. Delays in production and shipment could cause customers to cancel a portion or all of their orders and could damage our relationships with our customers, resellers and distributors, which in turn could cause us to lose existing customers or prevent us from obtaining new customers. Further, if our contract manufacturers become unable or unwilling to fulfill their obligations to us due to our undercapitalization or due to their own financial difficulties or other circumstances beyond our control, we could be required to undertake expensive and time-consuming efforts to transition the contracted services to other qualified contractors or to our own facilities. Accordingly, the failure to deliver products on time could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

      WE DO NOT PRESENTLY HAVE A CREDIT FACILITY. THIS ABSENCE OF A CREDIT FACILITY MAY CONTINUE TO ADVERSELY IMPACT OUR OPERATIONS.

           During the quarter ended September 30, 2001, our revolving line of credit with Celtic Capital Corporation was terminated. For a substantial portion of the nine months then ended, we had little or no effective availability under that line. This situation adversely impacted our operations. In the absence of a viable credit facility, and due to the resulting cash shortage, we began to assign, with full recourse, certain of our accounts receivable to Corlund Electronics, Inc., one of our contract manufacturers, and its commercial lender, UPS Capital Corporation, in satisfaction of our obligations for product purchases from Corlund Electronics. During the quarters ended September 30 and December 31, 2001, we discharged with full recourse approximately $5.3 million of our obligation that resulted from purchases of Sunrise Series(TM) products from Corlund Electronics. Since December 31, 2001, we have continued to satisfy our obligation for product purchases from Corlund Electronics by further assignments to Corlund Electronics and UPS of certain of our accounts receivable. However, we have no formal commitment from Corlund Electronics or UPS Capital Corporation to continue this arrangement.

           The absence of a credit facility could continue to adversely impact our operations. If for any reason Corlund Electronics and/or UPS Capital Corporation do not continue the arrangement of accepting the assignment our accounts receivable in satisfaction of our obligations to Corlund Electronics, our operations would be materially and adversely impacted. We cannot assure you that we will be able to continue operations if we are unable to obtain an appropriate credit facility.

      WE MAY BE UNABLE TO OBTAIN ADDITIONAL FUNDING ON SATISFACTORY TERMS, WHICH COULD INTERFERE WITH OUR EXISTING AND PLANNED OPERATIONS, DILUTE OUR SHAREHOLDERS OR IMPOSE BURDENSOME FINANCIAL RESTRICTIONS ON OUR BUSINESS.

           Historically, we have relied upon cash from financing activities to fund most of the cash requirements of our operating and investing activities. Although we have been able to generate some cash from our operating activities in the past, there is no assurance we will be able to continue to do so in the future. We believe that our continued operations could be dependent on securing a credit facility and that additional sources of liquidity through debt and/or equity financing will be required to facilitate our ability to continue capitalizing on the license we obtained from Motorola relating to our commercial analog and digital data transmission and network access products and to fund our other plans for future growth. We continue to work toward identifying and obtaining a new credit facility that would replace the line of credit we had with Celtic Capital Corporation.

           We currently do not have any commitments for additional financing other than our arrangement with California Bank & Trust, which arrangement has no set term during which financing may be offered and no set amount of financing that may be made available under the arrangement. Our senior secured convertible promissory notes contain prior written consent and right of first refusal provisions and the grant of a continuing security interest in all of our inventory, and some of our other outstanding promissory notes contain the grant of a security interest in substantially all of our assets, all of which provisions restrict our ability to obtain debt and/or equity financing. In addition, deteriorating global economic conditions and the effects of ongoing military actions against terrorists may cause prolonged declines in investor confidence in and accessibility to capital markets. Further, in light of our delisting from the Nasdaq SmallCap Market in September 2001, the ability of any potential or future investors to achieve liquidity from our common stock could be severely limited, which could inhibit, if not preclude, our ability to raise additional working capital on a timely basis, in sufficient amounts or on terms acceptable to us.

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

           If adequate funds are not available, we may also be required to delay, scale back or eliminate portions of our operations and product development efforts or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our technologies or potential products or other assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of our proprietary technology and other important assets and could also adversely affect our ability to fund our continued operations and our product development efforts that historically have contributed significantly to our competitiveness.

      IF WE ARE UNSUCCESSFUL IN TIMELY INCREASING OUR AUTHORIZED NUMBER OF SHARES OF COMMON STOCK AND REGISTERING FOR RESALE SHARES OF COMMON STOCK ISSUABLE UPON CONVERSION OF OUR SECURED CONVERTIBLE PROMISSORY NOTES, WE WILL BE IN DEFAULT UNDER THOSE NOTES AND COULD FACE SIGNIFICANT ADVERSE CONSEQUENCES.

           The agreements we entered into in connection with our 2002 offerings of secured convertible promissory notes require us to, among other things, increase the authorized number of shares of our common stock no later than May 20, 2002 and to register for resale the shares of common stock issuable upon conversion of those notes no later than the 120th day following the respective issuance dates of the notes. If we are unable to timely obtain shareholder approval of the increase in our authorized capital stock and/or to timely obtain an order of effectiveness of the registration statement from the Securities and Exchange Commission relating to that offering of common stock, or if we default under the notes for any other reason, the holders of our secured convertible promissory notes could, among other things, require us to pay substantial penalties, require us to repay the notes at a premium and/or foreclose upon their security interest in our inventory. Any of these events could have a material adverse effect on our business, operating results, financial condition, cash flows and our ability to service our other indebtedness.

      TO THE EXTENT OUR RE-EMPHASIS ON MARKETING AND SALES OF OUR DATA TRANSMISSION AND NETWORK ACCESS PRODUCTS IS UNSUCCESSFUL, OUR OPERATING RESULTS MAY CONTINUE TO SIGNIFICANTLY DEPEND UPON THE ACCEPTANCE BY THE UTILITY INDUSTRY OF OUR INDUSTRIAL AUTOMATION PRODUCTS.

           Our management believes that our entry into the license and manufacturing agreements with Motorola and Corlund Electronics, together with our efforts to take advantage of the worldwide distribution network developed by Motorola in connection with our licensed commercial analog and digital data transmission and network access products, provide us with a unique opportunity to capitalize on and re-emphasize the expertise we have gained through our years of development, manufacturing and marketing of data transmission and network access products. However, to the extent we are unsuccessful with our efforts toward this re-emphasis, we may need to continue to rely heavily upon sales of our automatic meter reading, or AMR, and other remote monitoring products to utilities, transportation authorities and other such entities.

           The automation of utility meter reading and data distribution is a relatively new and rapidly changing market. We cannot accurately predict the size of this market or its potential growth. Our system is one possible solution for AMR and data distribution. It has not been adopted as an industry standard and it may not be adopted on a broad scale. Competing systems have been and likely will continue to be selected by utilities and other potential clients. Participants in the utility industry have historically been cautious and deliberate in making decisions concerning the adoption of new technology. This process, which can take up to several years to complete, may include the formation of evaluation committees, a review of different technical options, technology trials, equipment testing and certification, performance and cost justifications, regulatory review, one or more requests for vendor quotes and proposals, budgetary approvals and other steps. Only a limited number of utilities have made a commitment to purchase our products to date. Consequently, if our re-emphasis on our data transmission and network access products is unsuccessful and we are unable to enter into additional AMR or data distribution contracts on terms favorable to us, our business, operating results, financial condition, cash flows and ability to service our indebtedness could be materially and adversely affected.

      IF WE ARE UNSUCCESSFUL IN OUR EFFORTS TO TAKE ADVANTAGE OF REGIONAL, NATIONAL AND INTERNATIONAL DISTRIBUTION CHANNELS FOR OUR PRODUCTS, SALES OF OUR PRODUCTS MAY DECLINE OR FAIL TO INCREASE.

           We channel many of our products through a network of regional and national distribution outlets. We are continuing to develop and solidify our relationships with certified resellers, distributors and system integrators, many of which are part of a worldwide distribution network developed by Motorola in connection with its sales of the commercial grade analog and digital transmission and network access products that are covered by the manufacturing license agreement that we have entered into with Motorola. To the extent we are unsuccessful in our efforts to create or maintain an adequate quality and quantity of these relationships, sales of our products may decline or fail to increase as we work to establish effective channels to market.

      IF OUR PRODUCTS FAIL TO COMPLY WITH EVOLVING GOVERNMENT AND INDUSTRY STANDARDS AND REGULATIONS, WE MAY HAVE DIFFICULTY SELLING OUR PRODUCTS.

           Our products are designed to comply with a significant number of industry standards and regulations, some of which are evolving as new technologies are deployed. The regulatory process in the United States and foreign countries can be time-consuming and can require the expenditure of substantial resources. In many foreign countries, obtaining required regulatory approvals takes significantly longer than in the United States. Motorola obtained approvals in many countries for the commercial analog and digital data transmission and network access products covered by the manufacturing license agreement that we entered into with Motorola. However, those approvals were not transferable to us. We estimate that at least in the near-term, approximately half of our sales of Sunrise Series(TM) products will be to customers within the United States. We cannot assure you, however, that regulatory agencies in the United States or other countries will grant the requisite approvals to us for those products or for any of our other products on a timely basis, or at all. The failure of our products to comply, or delays in compliance, with the various existing and evolving standards could negatively impact our ability to sell many of our products, including our Sunrise Series(TM) products that have been selected by multinational corporations in large part based upon the existence of approvals of those products for use in each country in which those corporations operate. United States and foreign regulations regarding the manufacture and sale of modems and other data communications devices are subject to future change. We cannot predict what impact, if any, such changes may have upon our business.

      WE RELY ON A RELATIVELY LIMITED NUMBER OF CUSTOMERS, AND THE LOSS OF ANY SIGNIFICANT CUSTOMER COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL CONDITION.

           Historically, we have derived a significant portion of our revenues from a relatively limited number of customers. In fact, during 2001, two customers, Data Connect Enterprises and Motorola's Multiservice Networks Division, accounted for approximately 16.4% and 12.8%, respectively, of our consolidated net sales. Because during the quarter ended September 30, 2001 we completed our required pass-through sales to Motorola's Multiservice Networks Division, we do not anticipate sales to that division to continue. Although our current business strategy involves the use of multiple resellers and distributors, such as Data Connect Enterprises, who we anticipate will act as multiple customers for our products, we cannot assure you that a limited number of large customers will not continue to account for the majority of our revenues. If this occurs, the loss of any one or more of our major customers would likely have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

      IF WE ARE UNABLE TO FULFILL BACKLOG ORDERS DUE TO CIRCUMSTANCES INVOLVING US OR ONE OR MORE OF OUR CUSTOMERS, OUR ANTICIPATED RESULTS OF OPERATIONS AND CASH FLOWS WILL SUFFER.

           As of March 31, 2002, we had $3.3 million in backlog orders for our products, which orders were due in large part to our Sunrise Series(TM) products. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. The typical duration from receipt of a purchase order or other purchase commitment to shipment of the products ordered to the customer ranges from three to ten weeks depending upon the product mix and the size of the order. However, we cannot assure you that we will be successful in fulfilling orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

      OUR BUSINESS COULD SUFFER IF WE OR OUR CONTRACT MANUFACTURERS ARE UNABLE TO OBTAIN COMPONENTS OF OUR PRODUCTS FROM OUTSIDE SUPPLIERS.

           The major components of our products include circuit boards, microprocessors, chipsets, memory components and radio transmitters and receivers. Most of these components are available from multiple sources. However, some components used in our products currently are obtained from single or limited sources and may from time to time be in short supply or on allocation by manufacturers. We have, from time to time experienced, and currently are experiencing, difficulty in obtaining some components. We do not have guaranteed supply arrangements with any of our suppliers, and we cannot assure you that our suppliers will continue to meet our requirements. Shortages of components could not only limit our production capacity but also could result in higher costs due to the higher costs of components in short supply or the need to use higher-cost substitute components. Significant increases in the prices of components could have a material adverse effect on our results of operations because we may not be able to adjust product pricing to reflect the increases in component costs. Also, an extended interruption in the supply of components or a reduction in their quality or reliability would have a material adverse effect on our financial condition and results of operations by impairing our ability to timely deliver quality products to our customers. Delays in deliveries due to shortage of components or other factors may result in cancellation by our customers of all or part of their orders. Although customers who purchase from us products that are not readily available from other sources would be less likely than other customers of ours to cancel their orders due to production delays, we cannot assure you that cancellations will not occur.

           In addition, we have from time to time received from manufacturers "last buy" notices that indicate that one or more components that we incorporate into our products will be permanently discontinued. If we are unable to participate in a last buy or are unable to purchase an adequate quantity of last buy components to cover our needs until the time, if any, that we are able to find an appropriate substitute component that works with the current design of our product or to redesign our product to allow for use of a substitute component, we may have to eliminate the product from our product line. We believe that with respect to many of our single source components, we could obtain similar components from other sources. However, in response to past last buy notices, we have been working to alter product designs on some of our data transmission and network access products to allow us to use alternative components. We cannot assure you that we will be successful in our redesign of these products or that we will not experience difficulties associated with future last buys. Further, we cannot assure you that future severe shortages of components that could increase the cost or delay the shipment of our products will not occur.

      WE RELY HEAVILY ON OUR MANAGEMENT, AND THE LOSS OF THEIR SERVICES COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

           Our success is highly dependent upon the continued services of key members of our management, including our Chairman of the Board, President and Chief Executive Officer, Shala Shashani Lutz, and our Chief Financial Officer, David Stone. The loss of Ms. Lutz or Mr. Stone or one or more other key members of management could have a material adverse effect on us because each of these individuals has experience and skills upon which we draw heavily in our day-to-day operations and strategic planning activities. We have not entered into any employment agreement with any executive officer of Telenetics other than a written employment offer with Mr. Stone and an arrangement with Ms. Lutz. Also, we do not maintain key-man life insurance policies on any member of management.

      BECAUSE WE BELIEVE THAT PROPRIETARY RIGHTS ARE MATERIAL TO OUR SUCCESS, MISAPPROPRIATION OF THOSE RIGHTS OR CLAIMS OF INFRINGEMENT OR LEGAL ACTIONS RELATED TO INTELLECTUAL PROPERTY COULD ADVERSELY IMPACT OUR FINANCIAL CONDITION.

           We currently rely on a combination of contractual rights, copyrights, trademarks and trade secrets to protect our proprietary rights. However, we believe that several of our current products and some of our products in development could benefit from patent protection. As a result, we have filed patent applications for various products with the United States Patent and Trademark Office. Although we rely to a great extent on trade secret protection for much of our technology and plan to rely in the future on patents to protect a portion of our technology, we cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop comparable or superior technologies or obtain unauthorized access to our proprietary technology.

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

           We may receive infringement claims from third parties relating to our products and technologies. We intend to investigate the validity of any infringement claims that may be made against us and, if we believe the claims have merit, to respond through licensing or other appropriate actions. To the extent claims relate to technology included in components purchased from third party vendors for incorporation into our products, we would forward those claims to the appropriate vendor. If we or our component manufacturers were unable to license or otherwise provide any necessary technology on a cost-effective basis, we could be prohibited from marketing products containing that technology, incur substantial costs in redesigning products incorporating that technology, or incur substantial costs defending any legal action taken against us.

      THERE ARE RISKS THAT OUR PRODUCTS MAY BE RETURNED BY OUR CUSTOMERS, RESELLERS AND DISTRIBUTORS, WHICH COULD INCREASE OUR PRODUCTION AND WARRANTY COSTS AND DECREASE OUR SALES.

           We are exposed to the risk of product returns from our customers, resellers and distributors as a result of defective products or product components. Returned used products are tested, repaired and used as warranty replacements. Products returned to us due to faulty work by our subcontractors are returned to the subcontractors for credit against future purchase orders. In addition to being subject to the risk of returns of defective products, we are subject to the risk that Ingram Micro Inc. could return to us for credit or refund, up to 180 days after termination or expiration of our distribution agreement with Ingram Micro, unused products in their original packaging. Historically, product returns have not had a material impact on our operations or financial condition. However, we cannot assure you that significant levels of product returns will not occur in the future and result in a material adverse effect on our results of operations, cash flows and reputation as a supplier of quality products.

      OUR FAILURE TO MANAGE GROWTH EFFECTIVELY COULD IMPAIR OUR BUSINESS.

           Our strategy envisions a period of rapid growth that may put a strain on our administrative and operational resources. Our ability to effectively manage growth will require us to continue to expand the capabilities of our operational and management systems and to attract, train, manage and retain qualified engineers, technicians, salesperson and other personnel. We cannot assure you that we will be able to do so. If we are unable to successfully manage our growth, our business, prospects, financial condition, results of operations and cash flows could be adversely affected.

      WE ARE UNABLE TO PREDICT THE IMPACT THAT THE CONTINUING THREAT OF TERRORISM AND THE RESPONSES TO THAT THREAT BY MILITARY, GOVERNMENT, BUSINESS AND THE PUBLIC MAY HAVE ON OUR BUSINESS, PROSPECTS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS.

           The terrorist attacks in the United States and other countries, which attacks have brought devastation to many people and shaken consumer confidence, have disrupted commerce throughout the world. The continuing threat of terrorism in the United States and other countries and heightened security measures, as well as current and any future military action in response to such threat, may cause significant disruption to the global economy, including widespread recession. To the extent that such disruptions result in a general decrease in spending that could decrease demand for our current and planned products, in our inability to effectively market, manufacture or ship our products, or in financial or operational difficulties for various contract manufacturers, vendors and customers on which we rely, our business and results of operations could be materially and adversely affected. We are unable to predict whether the continuing threat of terrorism or the responses to such threat will result in any long-term commercial disruptions or whether such terrorist activities or responses will have any long-term material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

      OUR COMMON STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS AND IN LITIGATION AGAINST US.

           The stock market as a whole and individual stocks historically have experienced extreme price and volume fluctuations, which often have been unrelated to the performance of the related corporations. During the quarter ended December 31, 2001, the high and low closing bid prices of our common stock were $0.12 and $0.28, respectively. The market price of our common stock may exhibit significant fluctuations in the future response to various factors, many of which are beyond our control and which include:

           o variations in our quarterly operating results, which variations could result from, among other things, changes in the needs of one or more of our customers;

           o changes in market valuations of similar companies and stock market price and volume fluctuations generally;

           o economic conditions specific to the industries in which we operate;

           o announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

           o          regulatory developments;

           o          additions or departures of key personnel; and

           o future sales of our common stock or other debt or equity securities.

           If our operating results in future quarters fall below the expectations of market makers, securities analysts and investors, the price of our common stock likely will decline, perhaps substantially. In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources. Consequently, the price at which you purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you.

      SHARES OF OUR COMMON STOCK ELIGIBLE OR TO BECOME ELIGIBLE FOR PUBLIC SALE COULD ADVERSELY AFFECT OUR STOCK PRICE AND MAKE IT DIFFICULT FOR US TO RAISE ADDITIONAL CAPITAL THROUGH SALES OF EQUITY SECURITIES.

           As of April 1, 2002, we had outstanding 27,965,428 shares of common stock, of which approximately 17,026,616 shares were unrestricted or were eligible for resale without registration under Rule 144 of the Securities Act of 1933, and an additional 6,944,704 were issued with registration rights. Disregarding beneficial ownership cap limitations that apply to some holders of our derivative securities, as of April 1, 2002, we also had outstanding options, warrants, promissory notes and preferred stock that were exercisable for or convertible into approximately 25,674,602 shares of common stock, nearly all of which were issued with registration rights. Sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price for our common stock. Any adverse effect on the market price for our common stock could make it difficult for us to sell equity securities at a time and at a price that we deem appropriate.

      FUTURE CONVERSIONS OR EXERCISES OF SOME OF OUR OUTSTANDING DERIVATIVE SECURITIES COULD SUBSTANTIALLY DILUTE YOUR INVESTMENT BECAUSE THE CONVERSION AND EXERCISE PRICES OF THOSE SECURITIES AND/OR THE NUMBER OF SHARES OF COMMON STOCK ISSUABLE UPON CONVERSION OR EXERCISE OF THOSE SECURITIES ARE SUBJECT TO ADJUSTMENT.

           We have issued various notes, warrants and shares of preferred stock that are convertible or exercisable at prices and/or into or for numbers of shares of common stock that are subject to adjustment due to a variety of factors, including the issuance of securities at an exercise or conversion price less than the then current exercise or conversion price of those notes, warrants or shares of preferred stock. As of April 1, 2002, the closing price of a share of our common stock on the NASD's OTC Electronic Bulletin Board was $0.22. Disregarding beneficial ownership cap limitations that apply to some holders of our derivative securities, on April 1, 2002, the notes, warrants, options and shares of preferred stock with adjustable conversion and/or exercise prices were convertible or exercisable into approximately 20,181,794 shares of common stock. However, if we were to issue shares of common stock or securities convertible into shares of common stock at the $0.22 price, we would trigger an adjustment of the exercise and conversion prices of these adjustable securities. As a result, an additional approximate 17,898,128 shares of common stock would become issuable upon exercise or conversion of these adjustable securities if we disregarded beneficial ownership cap limitations. If we were to issue shares of common stock or securities into shares of common stock at $0.10, the conversion price floor of the secured convertible promissory notes that we issued in January, March and April 2002, we would be required to issue an additional 63,203,684 shares of common stock upon exercise or conversion of these adjustable securities if we disregarded beneficial ownership cap limitations. The number of shares that these adjustable securities ultimately may be converted into or exercised for could prove to be greater than these estimates if the market price of our common stock declines. You could, therefore, experience substantial dilution of your investment as a result of the conversion or exercise of our outstanding derivative securities.

      IF OUR SECURITY HOLDERS ENGAGE IN SHORT SALES OF OUR COMMON STOCK, INCLUDING SALES OF SHARES TO BE ISSUED UPON CONVERSION OR EXERCISE OF DERIVATIVE SECURITIES, THE PRICE OF OUR COMMON STOCK MAY DECLINE.

           Selling short is a technique used by a shareholder to take advantage of an anticipated decline in the price of a security. A significant number of short sales or a large volume of other sales within a relatively short period of time can create downward pressure on the market price of a security. The decrease in market price would allow holders of our derivative securities that have conversion or exercise prices based upon a discount on the market price of our common stock to convert or exercise their derivative securities into or for an increased number of shares of our common stock. Further sales of common stock issued upon conversion or exercise of our derivative securities could cause even greater declines in the price of our common stock due to the number of additional shares available in the market, which could encourage short sales that could further undermine the value of our common stock. You could, therefore, experience a decline in the value of your investment as a result of short sales of our common stock.

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

       BECAUSE WE ARE SUBJECT TO THE "PENNY STOCK" RULES, THE LEVEL OF TRADING ACTIVITY IN OUR STOCK MAY BE REDUCED.

           Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on Nasdaq). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

       OUR PREFERRED STOCK MAY DELAY OR PREVENT A TAKEOVER OF TELENETICS, POSSIBLY PREVENTING YOU FROM OBTAINING HIGHER STOCK PRICES FOR YOUR SHARES.

           Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights of those shares, without any further vote or action by our shareholders. Of these shares, 400 have been designated as Series A Convertible Preferred, of which 3.3 were outstanding as of April 1, 2002. The rights of the holders of our common stock are subject to the rights of the holders of our outstanding preferred stock and will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we may issue in the future. The issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, which would delay, defer or prevent a change in control of Telenetics. Furthermore, preferred stock may have other rights, including economic rights senior to the common stock, and, as a result, the issuance of preferred stock could adversely affect the market value of our common stock.

ITEM 7.    FINANCIAL STATEMENTS.

           Our consolidated financial statements are filed with and begin on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

           None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

           The information appearing under the caption "Election of Directors," including the subcaption "Section 16(a) Beneficial Ownership Reporting Compliance," contained in our definitive proxy statement for the 2002 Annual Meeting of Shareholders, or the Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001 is incorporated by reference into this item.

ITEM 10.   EXECUTIVE COMPENSATION.

           The information appearing under the caption "Election of Directors," including the subcaption "Compensation of Executive Officers," contained in the Proxy Statement is incorporated by reference into this item.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           The information appearing under the caption "Election of Directors," including the subcaption "Beneficial Ownership of Principal Security Holders and Management," contained in the Proxy Statement is incorporated by reference into this item.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           The information appearing under the caption "Election of Directors," including "Certain Relationships and Related Transactions," contained in the Proxy Statement is incorporated by reference into this item.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

           (a)       EXHIBITS.

           Reference is made to the Index to Exhibits that follows the consolidated financial statements contained in this report.

           (b)       REPORTS ON FORM 8-K.

           During the quarter ended December 31, 2001, the Registrant did not file any current reports on Form 8-K.

                             TELENETICS CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Consolidated Financial Statements as of and for the Years Ended December 31,
----------------------------------------------------------------------------
2001 and 2000
-------------

Report of Independent Certified Public Accountants...........................F-2

Consolidated Balance Sheet for the year ended December 31, 2001..............F-3

Consolidated Statements of Operations for the years ended December 31,
   2001 and 2000.............................................................F-5

Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2001 and 2000..........................................F-6

Consolidated Statements of Cash Flows for the years ended December 31,
   2001 and 2000.............................................................F-8

Notes to Consolidated Financial Statements for the years ended December 31,
   2001 and 2000............................................................F-11

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



The Board of Directors
Telenetics Corporation

We have audited the accompanying consolidated balance sheet of Telenetics Corporation and subsidiary as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telenetics Corporation and subsidiary at December 31, 2001 and the consolidated results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has net capital and working capital deficiencies that, among other things, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BDO SEIDMAN, LLP
--------------------
BDO SEIDMAN, LLP

Orange County, California
March 17, 2002, except
   as to Notes 7 and 18,
   which are as of
   April 1, 2002

                             TELENETICS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001


                                     ASSETS
                                     ------

Current assets:
    Cash                                                           $    83,654
    Accounts receivable, net of allowance for doubtful
      accounts of $309,040 (Note 13)                                 1,247,618
    Inventories (Note 4)                                             6,471,986
    Prepaid expenses and other current assets                          149,486
                                                                   ------------

Total current assets                                                 7,952,744

Property, plant and equipment, net (Note 5)                            922,740
Goodwill, net of accumulated amortization of $22,830 (Note 3)           31,033
Debt offering costs, net of accumulated amortization of
    $695,460 (Notes 8, 9 and 10)                                       798,192
Investments in technology and other intangible assets, net of
   accumulated amortization of $122,720 (Note 3)                       237,422
Other assets                                                            59,515
                                                                   ------------

                                                                   $10,001,646
                                                                   ============





                 See accompanying notes to financial statements.


                             TELENETICS CORPORATION
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                                DECEMBER 31, 2001


                 LIABILITIES AND SHAREHOLDERS' DEFICIT (NOTE 6)

Current liabilities:
   Bank overdraft                                                         $    345,806
   Current portion of related party debt (Note 7)                              256,660
   Current portion of notes payable (Note 8)                                   848,561
   Current portion of convertible subordinated debt (Notes 9 and 18)           352,458
   Current portion of obligation under capital leases (Note 13)                 33,201
   Accounts payable, including $2,488,286 due to Corlund
       Electronics (Note 13)                                                 5,636,576
   Accrued expenses                                                          1,197,894
   Advance payments from customers                                             112,756
                                                                          -------------

Total current liabilities                                                    8,783,912

Related party debt less current portion and net of discount (Note 7)           194,043
Notes payable, less current portion and net of discount (Note 8)                14,330
Convertible subordinated debt, principal amount of $2,818,588,
     less current portion and net of discount (Notes 9 and 18)               1,903,946
Obligation under capital leases, less current portion (Note 13)                 22,700
                                                                          -------------

Total liabilities                                                           10,918,931
                                                                          -------------

Commitments and contingencies (Notes 13 and 18)
Subsequent events (Notes 7, 8, 10 and 18)

Series A Convertible Preferred Stock; issued and
     outstanding 15 shares (aggregate liquidation of preference of
     $150,000) (Note 10)                                                       130,397
                                                                          -------------

Shareholders' deficit (Notes 3, 10 and 17):
   Preferred stock, no par value. Authorized 5,000,000 shares;
      15 shares issued and outstanding                                              --
   Common stock, no par value. Authorized 50,000,000 shares;
      issued and outstanding 27,373,423 shares                              34,219,815
  Subscriptions receivable                                                     (39,500)
  Receivable from related party (Note 7)                                      (139,000)
  Unearned compensation                                                       (284,013)
  Accumulated deficit                                                      (34,804,984)
                                                                          -------------

Total shareholders' deficit                                                 (1,047,682)
                                                                          -------------

                                                                          $ 10,001,646
                                                                          =============

                 See accompanying notes to financial statements.


                                       TELENETICS CORPORATION
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                               YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                          2001                2000
                                                                      -------------      -------------
Net sales (Note 15)                                                   $ 20,080,644       $  8,298,547
Cost of sales (Note 15)                                                 14,187,262          6,880,245
                                                                      -------------      -------------

Gross profit                                                             5,893,382          1,418,302

Operating expenses:
   Selling, general and administrative                                   6,164,127          7,028,055
   Engineering and product development                                   2,020,395          2,906,257
   Legal and settlement costs                                              453,836          2,357,156
   Loss on sale of assets (Note 14)                                        282,219                 --
   Impairment of investments in technology and goodwill (Note 3)         2,602,674            496,226
                                                                      -------------      -------------

Loss from operations                                                    (5,629,869)       (11,369,392)

Interest expense (Notes 6, 7, 8, 9 and 10)                               1,873,110            531,215
                                                                      -------------      -------------

Loss before extraordinary gains and income taxes                        (7,502,979)       (11,900,607)

Income taxes (Note 11)                                                         800              4,301
                                                                      -------------      -------------

Loss before extraordinary gains                                         (7,503,779)       (11,904,908)

Extraordinary gains (Note 16)                                              415,448                 --
                                                                      -------------      -------------

Net loss                                                              $ (7,088,331)      $(11,904,908)
                                                                      =============      =============

Loss applicable to common shareholders (Note 12):
       Before extraordinary gains                                     $(10,262,878)      $(12,150,901)
                                                                      =============      =============
       After extraordinary gains                                      $ (9,847,430)      $(12,150,901)
                                                                      =============      =============

Basic and diluted loss per common share (Note 12):
       Before extraordinary gains                                     $      (0.46)      $      (0.82)
       Extraordinary gains                                                    0.02                 --
                                                                      -------------      -------------

                                                                      $      (0.44)      $      (0.82)
                                                                      =============      =============


                           See accompanying notes to financial statements.


                                            TELENETICS CORPORATION
                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY (DEFICIT)
                                    YEARS ENDED DECEMBER 31, 2001 AND 2000

                                      Preferred Stock           Common Stock
                                   ---------------------    -------------------
                                                                                 Subscriptions  Unearned   Accumulated
Notes 3, 9, 10 and 13              Shares       Amount      Shares       Amount   Receivable  Compensation   Deficit        Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999      1,285,455  $ 1,575,082  10,283,773 $ 11,915,579  $      --  $ (21,080) $(12,806,653) $    662,928
Stock issued upon conversion of
   Series A, B and C Preferred
   Stock                         (1,285,455)  (1,575,082)  1,579,021    1,575,082         --         --            --            --
Stock issued in private equity
   offerings                             --           --     944,484    2,498,794         --         --            --     2,498,794
Stock issued in connection with
   acquisition                           --           --     750,000    2,070,000         --         --            --     2,070,000
Stock issued upon exercise of
   options                               --           --     758,840    1,170,376         --         --            --     1,170,376
Stock issued upon exercise of
   warrants                              --           --   1,612,052    2,536,528   (159,875)        --            --     2,376,653
Reduction in subscriptions
   receivable                            --           --          --           --     48,625         --            --        48,625
Stock issued for services                --           --      46,441      182,566         --         --            --       182,566
Compensation for non-employee
   stock options and warrant             --           --          --      848,884         --         --            --       848,884
Employee stock and options issued
   as compensation                       --           --      60,000      829,720         --   (829,720)           --            --
Amortization of unearned
   compensation                          --           --          --           --         --    282,525            --       282,525
Stock and warrants issued in
   connection with equity line           --           --     100,000      964,031         --         --            --       964,031
Stock and warrants issued for
   litigation settlement                 --           --     300,000      964,160         --         --            --       964,160
Warrants repriced in connection
   with sale of preferred stock          --           --          --      206,065         --         --      (206,065)           --
Warrants issued with subordinated
   promissory notes                      --           --          --       31,134         --         --            --        31,134
Beneficial conversion feature of
   subordinated promissory notes         --           --          --       70,080         --         --            --        70,080
Beneficial conversion feature of
   convertible preferred stock           --           --          --       27,833         --         --       (27,833)           --
Dividends on preferred stock             --           --          --           --         --         --       (12,095)      (12,095)
Net loss                                 --           --          --           --         --         --   (11,904,908)  (11,904,908)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000             --  $        --  16,434,611 $ 25,890,832  $(111,250) $(568,275) $(24,957,554) $    253,753
====================================================================================================================================

                                See accompanying notes to financial statements.

                                            TELENETICS CORPORATION
                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY (DEFICIT) (CONTINUED)
                                               DECEMBER 31, 2001

                                        Preferred Stock         Common Stock
                                       ------------------   -----------------------                     Receivable
                                                                                       Subscriptions   from Related
Notes 7, 9 and 10                      Shares    Amount     Shares         Amount        Receivable       Party
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000             --    $      --   16,434,611   $25,890,832      $ (111,250)   $      --
Stock issued upon exercise of warrants   --           --    5,012,959     1,016,127              --           --
Stock issued upon conversion of
  Series A (2000) Preferred Stock        --           --    4,414,295       808,603              --           --
Stock issued in satisfaction of
  accounts payable and upon
  conversion of debt                     --           --      806,558       553,543              --           --
Stock issued for litigation settlement   --           --      616,000       197,800              --           --
Registration costs                       --           --           --      (101,350)             --           --
Compensation for non-employee stock
  options and warrant                    --           --           --       567,758              --           --
Amortization of unearned compensation    --           --           --        (3,472)             --           --
Common stock and warrants issued for
  services                               --           --       89,000        18,525              --           --
Warrants repriced in connection with
  debt transactions                      --           --           --       719,279              --           --
Subscriptions receivable for note
  payable                                --           --           --            --          35,750           --
Subscriptions receivable for accrued
  expenses                               --           --           --            --          36,000           --
Related party receivable secured by
  common stock                           --           --           --            --              --     (139,000)
Beneficial conversion feature of
  convertible subordinated debt          --           --           --     1,126,529              --           --
Warrants issued in connection with
  subordinated debt transactions         --           --           --       285,278              --           --
Beneficial conversion feature of
  convertible preferred stock            --           --           --       806,779              --           --
Warrants repriced in connection with
  conversion of preferred stock          --           --           --     2,333,584              --           --
Net loss                                 --           --           --            --              --           --
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001             --    $      --   27,373,423   $34,219,815      $  (39,500)   $(139,000)
====================================================================================================================

                                                                     (continued)

                                             Unearned     Accumulated
                                           Compensation     Deficit             Total
                                          -----------------------------------------------
Balance at December 31, 2000                 $(568,275)  $(24,957,554)     $    253,753
Stock issued upon exercise of warrants              --             --         1,016,127
Stock issued upon conversion of
  Series A (2000) Preferred Stock                   --             --           808,603
Stock issued in satisfaction of
  accounts payable and upon
  conversion of debt                                --             --           553,543
Stock issued for litigation settlement              --             --           197,800
Registration costs                                  --             --          (101,350)
Compensation for non-employee stock
  options and warrant                               --             --           567,758
Amortization of unearned compensation          284,262             --           280,790
Common stock and warrants issued for
  services                                          --             --            18,525
Warrants repriced in connection with
  debt transactions                                 --             --           719,279
Subscriptions receivable for note
  payable                                           --             --            35,750
Subscriptions receivable for accrued
  expenses                                          --             --            36,000
Related party receivable secured by
  common stock                                      --             --          (139,000)
Beneficial conversion feature of
  convertible subordinated debt                     --             --         1,126,529
Warrants issued in connection with
  subordinated debt transactions                    --             --           285,278
Beneficial conversion feature of
  convertible preferred stock                       --       (806,779)              --
Warrants repriced in connection with
  conversion of preferred stock                     --     (1,952,320)          381,264
Net loss                                            --     (7,088,331)       (7,088,331)
------------------------------------------------------------------------------------------
Balance at December 31, 2001                 $(284,013)  $(34,804,984)     $ (1,047,682)
==========================================================================================

                                See accompanying notes to financial statements.

                                       TELENETICS CORPORATION
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                               YEARS ENDED DECEMBER 31, 2001 AND 2000
                                                                           December 31,   December 31,
                                                                              2001            2000
                                                                          -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                               $ (7,088,331)   $(11,904,908)
   Adjustments to reconcile net loss to cash used in
      operations:
        Depreciation and amortization                                        1,174,347         530,780
        Amortization of discounts on subordinated debt                         568,105          70,080
        Compensation for non-employee stock options                            567,758         848,884
        Amortization of unearned compensation for employee options             280,790         282,525
        Provision for inventory obsolescence                                   392,300              --
        Provision for doubtful accounts                                         93,264         288,814
        Extraordinary gains                                                   (415,448)             --
        Write-off of receivable from related party                              72,946              --
        Common stock and warrants issued for services                           18,525          34,583
        Impairment of investments in technology and goodwill                 2,602,674         496,226
        Loss on sale of assets                                                 282,219              --
        Litigation settlements                                                 157,800       1,415,761
        Warrants issued in connection with debt to equity conversion            59,269           9,873
        Reduction of subscription receivable for services                           --          32,363
        Common stock and warrants issued in connection with equity line             --         964,031
        Changes in operating assets and liabilities, net of business acquisitions:
             Accounts receivable                                            (5,400,732)       (228,917)
             Inventories                                                    (4,379,598)       (744,612)
             Prepaid expenses and other current assets                         (64,642)         34,761
             Other assets                                                        2,853          (6,505)
             Accounts payable                                                9,068,854       1,735,023
             Accrued expenses                                                 (222,344)        452,132
             Advance payments from customers                                    64,743         (32,602)
                                                                          -------------   -------------

Net cash used in operating activities                                       (2,164,648)     (5,721,708)
                                                                          -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                 (662,259)       (219,320)
   Sale of property, plant and equipment                                       385,000              --
   Payments for business acquisitions                                               --        (237,595)
   Amounts collected from (advanced to) related parties                         11,000         (61,426)
   Patent and trademark costs                                                  (11,218)        (71,133)
                                                                          -------------   -------------

Net cash used in investing activities                                         (277,477)       (589,474)
                                                                          -------------   -------------

                           See accompanying notes to financial statements.


                                       TELENETICS CORPORATION
                          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                               YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                    December 31,   December 31,
                                                                        2001           2000
                                                                    ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank overdraft                                                       326,456       (299,237)
   Net payments on revolving line of credit                            (700,235)       (97,567)
   Repayments of notes payable issued in connection with business
      acquisitions                                                     (200,000)      (136,445)
   Proceeds from related party debt                                          --        340,000
   Repayments of related party debt                                     (40,063)      (110,000)
   Proceeds from notes payable                                          325,000      1,131,000
   Repayments of notes payable                                         (117,033)            --
   Proceeds from convertible subordinated debt                        2,190,000             --
   Repayments of convertible subordinated debt                         (106,264)      (414,563)
   Convertible subordinated debt issuance costs                        (249,000)            --
   Equity line offering costs                                                --       (111,370)
   Repayment of obligation under capital leases                         (36,399)       (34,746)
   Proceeds from sale of common stock                                        --      2,386,581
   Proceeds from exercise of stock options and warrants                 988,627      2,874,669
   Dividends on preferred stock                                              --        (12,095)
   Proceeds from sale of preferred stock                                     --        939,000
                                                                    ------------   ------------

Net cash provided by financing activities                             2,381,089      6,455,227
                                                                    ------------   ------------

NET INCREASE (DECREASE) IN CASH                                         (61,036)       144,045

Cash, beginning of period                                               144,690            645
                                                                    ------------   ------------

Cash, end of period                                                 $    83,654    $   144,690
                                                                    ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
   Interest                                                         $   438,205    $   328,687
                                                                    ============   ============

   Income taxes                                                     $       800    $     4,301
                                                                    ============   ============

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
   Issuance of common stock upon conversion of preferred stock:
      Series A (2000)                                               $   808,603    $        --
      Series A (1999)                                                        --        775,976
      Series B                                                               --        249,106
      Series C                                                               --        550,000
                                                                    ------------   ------------

                                                                    $   808,603    $ 1,575,082
                                                                    ============   ============

                           See accompanying notes to financial statements.

                                       TELENETICS CORPORATION
                          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                               YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                  December 31,           December 31,
                                                                                      2001                   2000
                                                                                -----------------     ---------------
   Common stock and warrants issued in connection with the settlement of
      litigation                                                                $        197,800      $      964,160
                                                                                =================     ===============
   Subordinated promissory note issued in exchange for related party
      note payable                                                              $             --      $       62,500
                                                                                =================     ===============
   Issuance of common stock in satisfaction of accounts payable and upon
      conversion of notes payable                                               $        505,043      $      820,343
                                                                                =================     ===============
   Issuance of common stock in satisfaction of accrued directors
      compensation                                                              $         48,500      $           --
                                                                                =================     ===============
   Promissory note issued in satisfaction of accounts payable                   $        203,094      $           --
                                                                                =================     ===============
   Convertible subordinated debt issued in satisfaction of accounts
      payable                                                                   $        474,852      $           --
                                                                                =================     ===============
   Valuation of warrants issued in connection with subordinated debt
      transactions                                                              $        226,010      $       31,134
                                                                                =================     ===============
   Subordinated promissory note issued in connection with acquisition           $             --      $      325,000
                                                                                =================     ===============
   Issuance of common stock in connection with acquisitions                     $             --      $    2,070,000
                                                                                =================     ===============
   Property, plant and equipment acquired under capital leases                  $         12,376      $       27,336
                                                                                =================     ===============
   Beneficial conversion feature of preferred stock                             $        806,779      $       27,833
                                                                                =================     ===============
   Beneficial conversion feature of convertible subordinated debt               $      1,126,529      $       70,080
                                                                                =================     ===============
   Subscription receivable for exercise of warrant                              $             --      $      159,875
                                                                                =================     ===============
   Subscriptions receivable for note payable                                    $         35,750      $           --
                                                                                =================     ===============
   Issuance of common stock and options to employees                            $          1,500      $      829,720
                                                                                =================     ===============
   Issuance of common stock in connection with private placement for
      reduction in accrued expenses                                             $             --      $      112,213
                                                                                =================     ===============
   Taglich warrants repriced in connection with debt transactions and
      conversions of preferred stock                                            $      1,100,543      $      206,065
                                                                                =================     ===============
   Imputed dividend in connection with conversions of Series A (2000)
      Preferred Stock                                                           $      1,952,320      $           --
                                                                                =================     ===============
   Accounts receivable transferred to Corlund Electronics  in satisfaction of obligations incurred for acquisition of finished
      goods inventory                                                           $      5,277,231      $           --
                                                                                =================     ===============
   Reduction in subscriptions receivable in satisfaction of accrued
      expenses                                                                  $         36,000      $           --
                                                                                =================     ===============
   Exercise of warrants for relief of accounts payable                          $         27,500      $           --
                                                                                =================     ===============

                                See accompanying notes to financial statements.

                             TELENETICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION AND BUSINESS

      Telenetics Corporation ("Telenetics" or the "Company") designs, manufactures and distributes wired and wireless data communications products for customers worldwide.

      PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the financial statements of Telenetics Corporation and its wholly-owned subsidiary, eflex Wireless, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

      REVENUE RECOGNITION

      Revenue is recognized upon shipment, or receipt of the product by the customer, pursuant to the terms of the respective contractual arrangement. Cash received in advance of the delivery of products has been recorded as advance payments from customers in the accompanying consolidated balance sheet. Sales are made with the right of return. Provisions for those returns are made in the period in which the related revenues are recorded.

      SHIPPING AND HANDLING COSTS

      Amounts billed to customers for shipping and handling fees are included in revenues for financial reporting purposes. Shipping and handling are included in cost of sales.

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

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      GOODWILL

      Goodwill represents the excess of the purchase price over net assets acquired through a business combination accounted for as a purchase and is amortized on a straight line basis over its estimated useful life of five years.

      INVESTMENTS IN TECHNOLOGY AND OTHER INTANGIBLE ASSETS

      Investments in technology and other intangible assets are carried at cost less accumulated amortization, which is calculated on a straight-line basis over an estimated useful life of five years.

      LONG-LIVED ASSETS

      The Company reviews the carrying amount of its long-lived assets and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. For the years ended December 31, 2001 and 2000, the Company determined that certain goodwill and investments in certain technology had been impaired. Accordingly, an aggregate of $2,602,674 and $496,226 were included in the loss from operations in the accompanying consolidated statements of operations for the years ended December 31, 2001 and 2000, respectively.

      PRODUCT WARRANTIES

      The Company provides warranties for certain of its products for periods of 12 to 24 months. Estimated warranty costs are recognized at the time of the sale.

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

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


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

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. This statement defines fair value of a financial instrument as the amount for which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2001 and 2000, the fair value of all financial instruments approximated carrying value.

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

      NEW ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect that SFAS 141 will have a material impact on the Company's financial position or results of operations.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

      USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For the periods presented, management made significant estimates in the valuation of reserves in connection with accounts receivable and inventory. Actual results could differ materially from those estimates.

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

      RECLASSIFICATIONS

      Certain reclassifications have been made to the prior year consolidated financial statements to be consistent with the 2001 presentation.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


2.    LIQUIDITY AND GOING CONCERN

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2001, the Company had a working capital deficiency of $831,000 and an accumulated deficit of $34,800,000. The Company used $2,100,000 of cash in operations during 2001. The Company incurred losses from operations of $5,600,000 and $11,400,000 in 2001 and 2000, respectively. In addition, the Company's revolving line of credit was terminated during the quarter ended September 30, 2001 (see Note 6). There is a substantial likelihood that the Company will be required to obtain additional equity and/or debt financing in order to continue to operate. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

      The Company has taken actions in an effort to become profitable and improve cash flow from operations in the future. These actions include seeking new revenue opportunities and additional financing sources (see
      Note 18). Management continues to implement plans to increase revenues, reduce existing cost structures and improve operating efficiencies. There can be no assurance that management will be successful in the implementation of its plans.

      The Company has been, and currently is, working toward identifying and obtaining a new credit facility. However, the Company does not currently have any commitments for additional financing. Deteriorating global economic conditions and the effects of ongoing military actions against terrorists may cause prolonged declines in investor confidence in and accessibility to capital markets. Any future financing may cause significant dilution to existing shareholders. Any debt financing or other financing of securities senior to common stock that the Company is able to obtain will likely include financial and other covenants that will restrict the Company's flexibility.

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

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


3.    ACQUISITIONS (CONTINUED)

      The acquisition of eflex was accounted for using the purchase method of accounting, with assets acquired and liabilities assumed recorded at their fair market values at the date of acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed of $2,571,016 represented the value of the technology acquired.

      Supplementary information related to the acquisition of eflex is as follows:

       Components of purchase price:
            Issuance of 750,000 shares of the Company's common stock            $   2,070,000
            Acquisition costs                                                         139,396
                                                                                --------------

                                                                                    2,209,396
            Fair value of liabilities assumed in excess of net assets acquired        361,620
                                                                                --------------

            Fair value of technology acquired                                   $   2,571,016
                                                                                ==============

      The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the business combination had occurred on January 1, 2000:

       YEAR ENDED DECEMBER 31,                                      2000
       -----------------------                                  ----------------

       Total revenues                                           $     8,298,547
       Net loss                                                     (11,904,908)

       Basic and diluted loss per share                         $         (0.82)

      The pro forma results of operations do not purport to be indicative of the results which would actually have been obtained had the acquisition occurred on the dates indicated or which may be obtained in the future.

      In light of a patent infringement litigation settlement agreement the Company entered into in September 2001 with Aeris Communications, Inc. (see Note 13) and in light of changing business conditions, subsequent to September 30, 2001, the Company reevaluated the value of the intangible technology asset the Company acquired through its acquisition of eflex Wireless, Inc. Through that reevaluation, the Company determined that there no longer existed sufficient evidence to support any carrying value for this asset. Therefore, as of December 31, 2001, the Company expensed the $2,571,016 capitalized value of this asset and the $31,658 capitalized value of a pending patent related solely to the eflex technology.

      In April 2000, the Company entered into an agreement with Racon, Inc. ("Racon") to purchase certain assets related to Racon's microwave business, as well as to assume certain liabilities in exchange for $50,000 in cash and a $325,000 convertible promissory note. The convertible promissory note was to accrue interest at 7.5% per annum and was payable in monthly installments of interest only through maturity on April 28,

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


3.    ACQUISITIONS (CONTINUED)

      2001, at which time all unpaid principal and interest was to be due. The note was to be convertible at the option of the holder into common stock at a price of $7.00 per share. The Company could have mandated the conversion at $7.00 per share if the average closing price of the Company's common stock had been at least $9.00 per share for ten consecutive trading days.

      Racon was a competitor of Sierra Digital Communications, Inc., an entity whose assets the Company acquired in July 1999. The acquisition of Racon was accounted for using the purchase method of accounting, with assets acquired and liabilities assumed recorded at their fair market values at the date of acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed of $53,863 represents goodwill and is being amortized on a straight-line basis over the estimated useful life of five years. The pro forma effect of this asset purchase for the year ended December 31, 2000 would not be materially different than the amounts reported in the accompanying statements of operations.

      On June 27, 2000, Racon, Inc. and Daniel A. Blattman initiated an action in the King County Superior Court in the State of Washington (Case No. 00-2-17912-OSEA) against the Company alleging, among other things, breach of contract and default on a promissory note arising out of the Asset Purchase Agreement dated April 21, 2000 between the Company and Racon. The complaint sought damages according to proof at trial in an amount not less than $50,000 with respect to Racon, and not less than $325,000 with respect to Mr. Blattman, plus an award of prejudgment and/or default interest and attorneys' fees. The Company recorded the liability for the $375,000 due under the Asset Purchase Agreement, but defended this action based on Racon's failure to deliver all of the assets acquired under the contract. The parties attempted to settle the matter in January 2001 by Racon delivering the remaining assets and the Company affirming its obligations under the contract. In May 2001, Mr. Blattman obtained a judgment against the Company in King County Superior Court (Case No. 00-2-17912) in the amount of $349,617 and later domesticated that judgment in Orange County, California. In September 2001, the parties entered into a settlement agreement under which Mr. Blattman released the Company from any further obligation on the judgment in exchange for payment by the Company to Mr. Blattman of $200,000 cash and 100,000 shares of common stock with a fair market value of $10,000, resulting in a $139,617 benefit from relief of debt included in extraordinary gains on the consolidated statement of operations for 2001 (see Note 16). Such settlement did not trigger an adjustment to the conversion price of the convertible subordinated debentures (see Note 9).

4.    INVENTORIES

      Inventories consist of the following:

                                                               December 31, 2001
                                                               -----------------

      Raw materials                                            $     4,028,827
      Work-in-process                                                1,181,987
      Finished goods                                                 1,261,172
                                                               ----------------
                                                               $     6,471,986
                                                               ================

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


5.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following:

                                                              December 31, 2001
                                                              ------------------

      Furniture and fixtures                                  $        129,116
      Equipment                                                        925,319
      Leasehold improvements                                           482,188
      Assets held under capital lease obligations                      192,338
                                                              ------------------

                                                                     1,728,961
      Accumulated depreciation and amortization                       (806,221)
                                                              ------------------

                                                              $        922,740
                                                              ==================

      Included in accumulated depreciation and amortization is $131,364 of amortization related to assets held under capital lease obligations at December 31, 2001.

6.    REVOLVING LINE OF CREDIT

      On April 2, 1999, the Company entered into a revolving line of credit agreement with Celtic Capital Corporation for borrowings of up to $3,000,000, which line of credit was collateralized by substantially all assets of the Company. The line of credit was terminated during the quarter ended September 30, 2001. The Company is seeking, but has not secured, a replacement credit facility.

7.    RELATED PARTY TRANSACTIONS

      RELATED PARTY DEBT

      A summary of related party debt follows:

                                                              December 31, 2001
                                                             ------------------

      Payable to SMC, net of discount of $55,957             $         300,703
      Payable to Terry Parker                                          150,000
                                                             ------------------

                                                                       450,703
      Current portion                                                 (256,660)
                                                             ------------------

                                                             $         194,043
                                                             ==================

      SMC GROUP, SMC COMMUNICATIONS GROUP, INC. AND SHALA SHASHANI LUTZ

      Since 1992, Shala Shashani Lutz (dba SMC Group) and SMC Communications Group, Inc. (which is owned and operated by Shala Shashani Lutz, the current President, Chief Executive Officer and Chairman of the Board of the Company) (collectively, "SMC") have advanced funds to the Company and have provided various products, services and facilities for the Company.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


7.    RELATED PARTY TRANSACTIONS (CONTINUED)

      RELATED PARTY DEBT (CONTINUED)

      During 2000, Ms. Lutz allowed the Company to borrow amounts up to $65,000 under a variable rate equity line secured by her own personal real property. At December 31, 2001, the principal balance of the Company's debt under this arrangement was $31,660.

      Loans from and obligations to SMC are secured by the receivables, inventories and other assets of the Company pursuant to a security agreement. During the years ended December 31, 2001 and 2000, the Company incurred interest of $38,773 and $38,734, respectively, on the loans from and obligations to SMC.

      In October 1998, SMC Group invested $75,000 in the Company's 10% Subordinated Unsecured Promissory Note offering. SMC Group received a warrant to purchase up to 30,000 shares of common stock at an exercise price of $1.00 per share. In October 2000, the principal balance of $75,000 was reinvested in a note bearing interest at the rate of 8% per annum. Principal and accrued interest on this loan is due in full on June 30, 2002.

      In June 2001, the Company entered into an agreement with Ms. Lutz regarding the extension of a $250,000 note dated December 30, 1997 that the Company owed to her. Under the agreement, the maturity date of the note was extended to January 2, 2003, and the interest rate was increased by 2% per annum to 12% per annum. Also, the note became fully transferable and also became convertible into common stock at the rate of $0.70 per share until the earlier of March 31, 2002 or, if the Company's common stock trades at or above $1.40 for ten consecutive trading days, until the date, if any, that the Company elects to terminate the right to convert the note. In addition, Ms. Lutz received a three-year warrant to purchase 50,000 shares of common stock at an exercise price of $1.00 per share. The Company ascribed an estimated fair value of $22,325 to these warrants based on a Black Scholes valuation model. The Company determined the value of the beneficial conversion feature of the note to be $61,611. Accordingly, the Company discounted this note as of the date of extension and will amortize the discount amount aggregating $83,936 from the extension date to the extended maturity date of January 2, 2003. During the year ended December 31, 2001, the Company accreted $27,979 of the discount to interest expense.

      FRANK RIBELIN

      In August and September 2000, Frank Ribelin, a former employee of the Company, advanced an aggregate of $100,000 to the Company that was due on June 30, 2002. During 2001, $35,750 was relieved by applying it against the remaining subscriptions receivable from Mr. Ribelin and the remaining $64,250 was relieved as a reduction to the sale price of the assets of GDI (see Note 14).

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


7.    RELATED PARTY TRANSACTIONS (CONTINUED)

      RELATED PARTY DEBT (CONTINUED)

      JOHN MCLEAN

      In September 2000, John McLean, who was then the Chief Operating Officer of the Company, advanced the Company $25,000. The promissory note evidencing the advance was non-interest bearing and was due June 30, 2002. In June 2001, the Company issued 97,143 shares of common stock and two warrants to purchase up to 13,600 shares each of common stock, at exercise prices of $0.70 and $1.00 per share and with a fair value of $8,911, to Mr. McLean in lieu of repayment of this loan and in lieu of reimbursement of approximately $43,000 in business expenses he incurred in the scope of his employment.

      TERRY PARKER

      In October 2000, Mr. Parker, who was then a director and the President and Chief Executive Officer of the Company, advanced $150,000 to the Company, which amount is unsecured, is due June 30, 2002 and bears interest at 8% per annum.

      RECEIVABLE FROM RELATED PARTY

      Receivable from related party is comprised of advances to Michael Armani, a director and former Chief Executive Officer of the Company. The advances aggregated $222,946 at December 31, 2000. Of this amount, $11,000 was repaid in 2001 and $72,946 was written off. The remaining balance of $139,000 was converted into a note receivable in March 2002. The note bears interest at 6.75% per annum, with the outstanding principal and accrued interest due March 21, 2004. The note is secured by shares of the Company's common stock. Accordingly, the amount of the receivable has been reclassified as a component of shareholders' equity (deficit).

      OTHER RELATED PARTY TRANSACTIONS

      In May 1995, SMC established a credit card merchant account for the exclusive benefit of Telenetics. The Company deposits into this account revenue received in the form of credit card charges. Funds deposited into this account are either transferred to the Company's other bank accounts or otherwise expended for the Company's benefit. As of December 31, 2001, the account held approximately $8,800 due to the Company, which is included in other current assets on the consolidated balance sheet.

      Effective as of August 1, 2001, the Company entered into a purchase agreement with Mr. Armani and Telewave Corporation, a company that is controlled by Mr. Armani. Under the agreement, Mr. Armani and Telewave Corporation purchased a patent application relating to an experimental product for the remote monitoring, flow management and diagnostics of certain equipment used in oil and gas fields. The purchase price for the patent application was equal to $1.00 plus a royalty equal to 2% of the gross revenues received by Mr. Armani, Telewave Corporation or any affiliate of Telewave Corporation or any person to whom Mr. Armani and/or Telewave Corporation transfers or licenses the patent application or the

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


7.    RELATED PARTY TRANSACTIONS (CONTINUED)

      OTHER RELATED PARTY TRANSACTIONS (CONTINUED)

      technology relating to the patent application during the period from August 1, 2001 to July 31, 2003. At any time on or before August 1, 2002, Mr. Armani or Telewave Corporation may pay the sum of $250,000 in lieu of any and all royalty payments. The Company has not recorded any sales or other consideration relating to this transaction.

      On August 8, 2001, the board of directors approved the issuance of shares of common stock at the rate of $0.675 per share to the then current non-employee directors in lieu of payment to them of amounts outstanding and unpaid under the compensation program adopted in September 2000. The closing price of a share of common stock on August 8, 2001 was $0.46. An aggregate of 71,853 shares of common stock were issued to Ms. Lutz, Mr. Armani, Dr. Levy, Mr. Povinelli and Mr. Jacobs in lieu of payment to them of an aggregate of $48,500 in outstanding compensation.

8.    SUBORDINATED UNSECURED PROMISSORY NOTES

      A summary of subordinated unsecured promissory notes follows:

                                                                                 December 31, 2001
                                                                                ------------------
      (a)  10% Subordinated Unsecured Promissory Notes due 2000 and 2001,
           net of discount of $670 (a)                                          $         401,830
      (b)  Note payable to Knobbe Martens Olson & Bear LLP                                136,061
      (c)  Note payable to Dolphin Offshore Partners, L.P.                                325,000
                                                                                ------------------

                                                                                          862,891
      Current portion                                                                    (848,561)
                                                                                ------------------

      Due in 2003                                                               $          14,330
                                                                                ==================

      (a) During 1998, the Company issued 10% Subordinated Unsecured Promissory Notes due 2000 in the aggregate principal amount of $1,129,050, of which an aggregate principal balance of $107,700 was outstanding at December 31, 2000. In addition, between November 1999 and January 2000, the Company issued 10% Subordinated Unsecured Promissory Notes due 2001 in the aggregate principal amount of $1,250,000, of which an aggregate principal balance of $687,500, before unamortized warrant valuation of $1,772, was outstanding at December 31, 2000.

           In June 2001, the Company made an offer to the 15 holders of 10% Subordinated Unsecured Promissory Notes due 2000 and 2001 aggregating $795,200, which notes were in default as to repayment of principal. The offer provided the holders with the option either to convert the balances of their notes into common stock and warrants or to extend the due date of their notes in exchange for the issuance of warrants to purchase common stock. Eleven holders of notes aggregating $342,700 converted the balances of their notes into an aggregate of 489,572 shares of common stock and received three-year warrants to purchase an aggregate of 68,540 shares of common stock at an exercise price of $0.70 per share and three-year warrants to purchase an

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


8.    SUBORDINATED UNSECURED PROMISSORY NOTES (CONTINUED)

           aggregate of 68,540 shares of common stock at an exercise price of $1.00 per share. The Company ascribed an estimated fair value of these warrants in the aggregate amount of $49,456 based on a Black Scholes valuation model and, accordingly, expensed this amount. One other holder of a note with a principal balance of $15,000 agreed to extend the due date of his note from September 30, 2000 to January 2, 2003 in exchange for a 2% increase from 10% to 12% per annum in the interest rate of the note and the issuance of a three-year warrant to purchase up to 3,000 shares of common stock at an exercise price of $1.00. The Company ascribed an estimated fair value of this warrant in the amount of $1,005 based on a Black Scholes valuation model and, accordingly, discounted the balance of the extended note as of the date of extension and is amortizing the discount amount as interest expense from that date to the extended due date of January 2, 2003. During the year ended December 31, 2001, the Company accreted to interest expense $2,107 of the $2,777 aggregate discount.

           Of the $402,500 balance outstanding at December 31, 2001, $387,500 is due in 2002 and $15,000 is due in 2003.

      (b) In June 2001, the Company converted $203,094 of accounts payable into a note, bearing interest at 6% per annum, payable in bi-monthly installments of $10,000 each, commencing August 1, 2001 until paid in full. The note is secured by patents that may emanate from certain patent applications. At December 31, 2001, the Company was in default in the repayment of the note. However, in March 2002, the remaining principal balance of $115,578 was reinvested in a new promissory note bearing interest at 6% per annum and payable in monthly installments of $12,000, commencing March 25, 2002 until paid in full.

      (c) On January 22, 2001, the Company issued a note in the principal amount of $325,000 in a private offering to Dolphin Offshore Partners, L.P., a limited partnership that beneficially owns more than 5% of the outstanding shares of the Company's common stock ("Dolphin"). The note's original interest rate was 12.0% per annum. Principal and all accrued interest under the note originally were due April 22, 2001 or upon any earlier demand by Dolphin. Effective June 29, 2001, the Company entered into a note modification agreement with Dolphin that, among other things, extended the due date to July 2, 2002 (see Note 9).

      The notes include non-financial covenants and also restrict the Company's ability to declare and pay dividends and redeem or repurchase any of its common stock. The Company was in compliance with or had obtained waivers of compliance with all covenants at December 31, 2001.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


9.    CONVERTIBLE SUBORDINATED DEBT

      A summary of convertible subordinated debt follows:

                                                                                 December 31, 2001
                                                                                ------------------

      7% Convertible Subordinated Debenture, net of discount of $471,929        $       1,643,071
      6.5% Junior Convertible Subordinated Debenture, net of discount
         of $34,298                                                                        40,702
      8% Convertible Subordinated Unsecured Promissory Notes, net of
         discount of $55,957                                                              194,043
      6% Convertible Subordinated Secured Promissory Note                                 378,588
                                                                                ------------------

                                                                                        2,256,404
      Current portion                                                                    (352,458)
                                                                                ------------------

      Due in 2003                                                               $       1,903,946
                                                                                ==================

      7% CONVERTIBLE SUBORDINATED DEBENTURE

      On January 2, 2001, the Company issued a 7% Convertible Subordinated Debenture due January 2, 2003 in the principal amount of $2,115,000 ("Dolphin Debenture") in a private offering to Dolphin. The Company incurred out-of-pocket offering costs for commissions and professional fees in the amount of $255,835 in connection with this issuance. During 2001, the Company amortized $127,917 to interest expense. The Dolphin Debenture initially bore interest at a rate of 7% per annum.

      At the election of the holder, the Dolphin Debenture was convertible into shares of the Company's common stock. The conversion price initially was $0.67 per share, which was at a discount to the market price of the Company's common stock on the date of issuance of the Dolphin Debenture. The Dolphin Debenture contained anti-dilution provisions under which the conversion price was to be adjusted upon a stock split, stock dividend, recapitalization or similar transactions, or upon issuance by the Company of common stock or securities convertible into or exchangeable for common stock at a price lower than the conversion price of the Dolphin Debenture. In most cases where the Company issued common stock or securities convertible into or exchangeable for common stock at a price per share that was lower than the conversion price of the Dolphin Debenture, the conversion price of the Dolphin Debenture was adjusted downward to the lower price. The Company had the right to force conversion of the Dolphin Debenture after August 2, 2001 if at the time the Company desired to force conversion, the registration statement covering the shares of common stock underlying the Dolphin Debenture was effective and the average of the closing bid price per share for 20 consecutive trading days ending five days prior to the date of forced conversion was at least $2.00. Dolphin had the right to accelerate maturity of the Dolphin Debenture upon a change in control of the Company.

      In addition to issuing the Dolphin Debenture, on January 22, 2001, the Company issued a note in the principal amount of $325,000 to Dolphin in a private offering, which is included in notes payable in the consolidated balance sheet (see Note 8).

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


9.    CONVERTIBLE SUBORDINATED DEBT (CONTINUED)

      7% CONVERTIBLE SUBORDINATED DEBENTURE (CONTINUED)

      During 2001, the Company defaulted on certain promissory notes, which defaults caused the Company to be in default under the Dolphin Debenture. All of these defaults had been cured by September 30, 2001 (see Note 8).

      Effective June 29, 2001, the Company entered into a note modification agreement with Dolphin. Under the agreement, Dolphin waived any default by the Company under the Dolphin Debenture that had occurred or may occur through September 30, 2001. In addition, interest rates and payment dates on the Dolphin Debenture and the two outstanding notes due to Dolphin were revised. Effective July 1, 2001, the interest rate of the Dolphin Debenture increased to 10% per annum, and the payment dates changed from semi-annual payments of interest in arrears on January 2 and July 2 of each year to quarterly payments in arrears on March 2, June 2, September 2 and December 2 of each year. If the Company failed to make a quarterly interest payment within 15 days after it was due, then the interest rate for that quarterly period was to increase to 15% per annum. The maturity date of the $325,000 note was extended from April 22, 2001 to July 2, 2002. Also, the interest rate of the $325,000 note increased from 12% to 15% per annum for the period from October 1, 2001 to December 31, 2001, and increased from 15% to 18% per annum commencing on January 1, 2002. Effective July 1, 2001, the interest rate of a $250,000 note due to Dolphin (see 10% Subordinated Unsecured Promissory Notes at Note 8) increased from 10% to 15% per annum, and the Company would have been eligible for a waiver of interest that was scheduled to accrue on that note from January 1, 2002 to April 10, 2002 if the Company had prepaid the outstanding principal balance of the note on or before April 1, 2002 after providing advance notice to Dolphin of the Company's intent to prepay the balance.

      The conversion feature of the Dolphin Debenture is characterized as a "beneficial conversion feature." Pursuant to Emerging Issues Task Force Issue No. 00-27, the Company determined that the value of the beneficial conversion feature of the Dolphin Debenture was $943,858. Accordingly, the Company discounted the balance of the Dolphin Debenture as of the date of issuance. The beneficial conversion feature was being amortized from the date of issuance to the maturity date of January 2, 2003, of which $471,929 was amortized to interest expense during the year ended December 31, 2001. The Dolphin Debenture was reinvested in the Company's April 1, 2002 secured convertible promissory note offering (see Note 18).

      In connection with the Dolphin Debenture offering, the Company issued to Taglich Brothers, Inc., the placement agent, five-year warrants ("Dolphin Placement Warrants") to purchase up to 350,000 shares of the Company's common stock at an initial exercise price of $0.80 per share. The Company ascribed an estimated fair value to the Dolphin Placement Warrants in the aggregate amount of $172,262, based on a Black Scholes valuation model and, accordingly, capitalized this amount as deferred debt offering costs as of the date of issuance. Such deferred cost was recognized as additional interest expense over the life of the Dolphin Debenture, of which $86,131 was amortized to interest expense during the year ended December 31, 2001. The Company also granted Taglich Brothers the right, until January 2, 2004, to include one nominee in the slate of nominees recommended by the Company's board of directors for election by the Company's shareholders.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


9.    CONVERTIBLE SUBORDINATED DEBT (CONTINUED)

      7% CONVERTIBLE SUBORDINATED DEBENTURE (CONTINUED)

      The Dolphin Placement Warrants contain anti-dilution provisions under which their exercise price and number of underlying shares of common stock are adjusted upon a stock split, stock dividend, recapitalization or similar transaction, or upon issuance by the Company of common stock or securities convertible into or exchangeable for common stock at a price lower than the exercise price of the Dolphin Placement Warrants. In cases where the Company issues securities convertible into or exchangeable for common stock at a price per share that is lower than the exercise price of the Dolphin Placement Warrants, the exercise price of the Dolphin Placement Warrants is to be adjusted downward to 120% of the lower price, and the number of shares underlying the Dolphin Placement Warrants is to be adjusted upward by multiplying the number of shares underlying the Dolphin Placement Warrants prior to the adjustment by the exercise price of the Dolphin Placement Warrants prior to the adjustment, and then dividing that product by the exercise price that results from the adjustment. As of December 31, 2001, the exercise price of the Dolphin Placement Warrants had been adjusted to $0.243 per share following the Company's issuance of shares of common stock at a price of $0.2027 per share upon conversion of shares of 2000 Series A Convertible Preferred Stock (see Note 10). The Company ascribed an estimated fair value to the repricing of the Dolphin Placement Warrants in the aggregate amount of $369,208 (see Note 10), based on a Black Scholes valuation model and, accordingly, capitalized the additional valuation as deferred debt offering costs as of the date of repricing. Such additional deferred cost was recognized as additional interest expense over the remaining life of the Dolphin Debenture, of which $136,024 was amortized to interest expense during the year ended December 31, 2001.

      6.5% JUNIOR CONVERTIBLE SUBORDINATED DEBENTURE

      On January 23, 2001, the Company issued a 6.5% Convertible Subordinated Debenture due January 23, 2003 ("6.5% Debenture") in the principal amount of $75,000 to Michael Taglich. The 6.5% Debenture bore interest at 6.5% per annum, which interest was payable on a quarterly basis and was to be increased to 15% per annum if the Company failed to make a quarterly interest payment within 15 days after an interest payment due date. The Company incurred out-of-pocket offering costs for commissions and professional fees in the amount of $7,500 in connection with the issuance of the 6.5% Debenture and recorded those costs as debt offering costs.

      At the election of the holder, the 6.5% Debenture was convertible into shares of the Company's common stock. The conversion price initially was $0.68 per share, which conversion price was at a discount to the market price of the Company's common stock on the date of issuance of the 6.5% Debenture. The 6.5% Debenture contained anti-dilution provisions under which the conversion price is to be adjusted upon a stock split, stock dividend, recapitalization or similar transactions, or upon issuance by the Company of common stock or securities convertible into or exchangeable for common stock at a price lower than the conversion price of the 6.5% Debenture. In most cases where

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


9.    CONVERTIBLE SUBORDINATED DEBT (CONTINUED)

      6.5% JUNIOR CONVERTIBLE SUBORDINATED DEBENTURE (CONTINUED)

      the Company issued common stock or securities convertible into or exchangeable for common stock at a price per share that is lower than the conversion price of the 6.5% Debenture, the conversion price of the 6.5% Debenture was to be adjusted downward to the lower price. The Company was entitled to force conversion of the 6.5% Debenture after August 23, 2001 if at the time the Company desired to force conversion, the registration statement covering the shares of common stock underlying the 6.5% Debenture was effective and the average of the closing bid price per share for 20 consecutive trading days ending five days prior to the date of forced conversion was at least $2.00. If there was a change of control of the Company, the holder was entitled to elect to accelerate maturity of the 6.5% Debenture.

      During 2001, the Company defaulted on certain other promissory notes, which defaults caused the Company to be in default under the 6.5% Debenture. All of these defaults had been cured by September 30, 2001. The holder of the 6.5% Debenture waived any default that had occurred through September 30, 2001 (see Note 8).

      The Company determined that the value of the beneficial conversion feature of the 6.5% Debentures to be $59,449 and, accordingly, discounted the balance of the 6.5% Debentures as of the date of issuance. The beneficial conversion feature is amortized from the date of issuance to the maturity date of January 23, 2003, of which $25,151 was amortized to interest expense during the year ended December 31, 2001.

      In connection with the offering of the 6.5% Debenture, the Company issued to the placement agent five-year warrants to purchase up to 11,209 shares of the Company common stock at an initial exercise price of $0.81 per share (the "Taglich II Warrants"). The Company ascribed an estimated fair value to the Taglich II Warrants in the aggregate amount of $8,094, based on a Black Scholes valuation model and, accordingly, capitalized this amount as deferred debt offering costs as of the date of issuance. Such deferred cost is recognized as additional interest expense over the life of the 6.5% Debenture, of which $3,424 was amortized to interest expense during the year ended December 31, 2001.

      The Taglich II Warrants contain anti-dilution provisions under which their exercise price and number of underlying shares of common stock are adjusted upon a stock split, stock dividend, recapitalization or similar transaction, or upon issuance by us of common stock or securities convertible into or exchangeable for common stock at a price lower than the exercise price of the Taglich II Warrants. In cases where we issue securities convertible into or exchangeable for common stock at a price per share that is lower than the exercise price of the Taglich II Warrants, the exercise price of the Taglich II Warrants is to be adjusted downward to 120% of the lower price, and the number of shares underlying the Taglich II Warrants is to be adjusted upward by multiplying the number of shares underlying the Taglich II Warrants prior to the adjustment by the exercise price of the Taglich II Warrants prior to the adjustment, and then dividing that product by the exercise price that results from the adjustment. As of December 31, 2001, the exercise price of the Taglich II Warrants had been adjusted to $0.243 per share following the Company's issuance of shares of common stock at a price of $0.2027 per share upon conversion of shares of 2000 Series A Convertible Preferred Stock (see

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


9.    CONVERTIBLE SUBORDINATED DEBT (CONTINUED)

      6.5% JUNIOR CONVERTIBLE SUBORDINATED DEBENTURE (CONTINUED)

      Note 10). The Company ascribed an estimated fair value to the repricing of The Taglich II Warrants in the aggregate amount of $12,055 (see Note 10) based on a Black Scholes valuation model and, accordingly, capitalized the additional valuation as deferred debt offering costs as the date of such repricing. Such additional deferred cost is recognized as additional interest expense over the remaining life of the 6.5% Debenture, of which $4,441 was amortized to interest expense during the year ended December 31, 2001.

      The 6.5% Debenture was reinvested in the Company's January 23, 2002 offering of senior secured convertible promissory notes (see Note 18).

      8% CONVERTIBLE SUBORDINATED UNSECURED PROMISSORY NOTES

      During September and October 2000, the Company issued 8% Convertible Subordinated Unsecured Promissory Notes due 2001 in the aggregate principal amount of $260,000. At April 1, 2001, the Company was in default in the repayment of the outstanding principal of $260,000, before the unamortized warrant valuation of $12,960. In June 2001, the Company made an offer to the four accredited investors who held the notes to extend the due date of the notes from March 15, 2001 to January 2, 2003 in exchange for a 2% increase in the interest rate of the notes and the issuance to each investor of a three-year warrant to purchase shares of common stock at an exercise price of $1.00. The Company repaid one of the notes, and the remaining three holders of notes aggregating $250,000 accepted the offer and received warrants for the purchase of an aggregate of 50,000 shares of common stock. The Company ascribed an estimated fair value of these warrants in the aggregate amount of $22,325 based on a Black Scholes valuation model, which value was recorded as a discount to the notes.

      Also, the notes became fully transferable and also became convertible into common stock at the rate of $0.70 per share until the earlier of March 31, 2002 or, if the Company's common stock trades at or above $1.40 for ten consecutive trading days, until the date, if any, that the Company elects to terminate the right to convert the note. The shares of common stock underlying the notes and the warrants bear piggyback registration rights. The conversion feature of the notes is normally characterized as a beneficial conversion feature. The Company determined the value of the beneficial conversion feature of the notes to be $61,611. Accordingly, the Company discounted the subordinated unsecured promissory notes balance as of the date of the extension and is amortizing the discount amount aggregating $96,896 from the extension date to the extended maturity date of January 2, 2003. During the year ended December 31, 2001, the Company accreted $40,939 of the aggregate discount to interest expense.

      6% CONVERTIBLE SUBORDINATED SECURED PROMISSORY NOTE

      In June 2001, the Company converted $474,852 of accounts payable into a note, bearing interest at 6% per annum, payable in monthly installments of principal and interest of $26,261 through January 2003. The outstanding principal amount of the note, together with any accrued and unpaid interest, may be converted into shares of the Company's common stock at the option of the holder at a rate of $1.50 per share. The note is secured by substantially all of the Company's assets. At December 31, 2001, the Company was in default in the repayment of the note. However, the Company obtained a waiver and brought the note current in January 2002.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


10.   SHAREHOLDERS' EQUITY (DEFICIT)

      PREFERRED STOCK

      During 2000, the Company had authorized 5,000,000 shares of preferred stock, no par value, of which 400 shares were designated as Series A Convertible Preferred Stock ("2000 Series A Preferred Stock"), and the remaining 4,999,6000 shares were undesignated. The shares of 2000 Series A Preferred Stock have a liquidation preference of $10,000 per share and are not entitled to receive dividends. Each share initially was convertible into one share of common stock, subject to certain adjustments, and is automatically convertible into shares of common stock on the occurrence of certain events.

      In October and November 2000, the Company issued in a private offering a total of 110 shares of 2000 Series A Preferred Stock to 21 accredited investors in exchange for cash in the amount of $10,000 per share, for aggregate net proceeds of $939,000. In connection with this offering, the Company issued five-year warrants to purchase 265,000 shares of common stock at an exercise price of $3.00 per share to the placement agent. The Company has ascribed an estimated fair value to the warrants issued in connection with this offering in the aggregate amount of $231,656.

      The conversion feature of the 2000 Series A Preferred Stock provides for a rate of conversion that is below market value. Each share of 2000 Series A Preferred Stock is convertible into common stock at a conversion rate equal to $10,000 divided by the conversion price, where the conversion price is the lower of (a) the fixed conversion price, or $2.775, which represents 120% of the closing bid price of the Company's common stock on October 31, 2000 and (b) the floating conversion price, which is the amount obtained by multiplying the conversion percentage, which was initially 80%, by the average of the lowest three closing bid prices of the Company's common stock for the 20 trading days immediately prior to the date of conversion. On November 3, 2005, any shares of 2000 Series A Preferred Stock that remain outstanding automatically will convert into shares of common stock. In addition, if prior to that date the closing bid price of the Company's common stock is at least $5.00 per share for 60 consecutive trading days, then all outstanding shares of the Company's 2000 Series A Preferred Stock automatically will convert into shares of common stock.

      The conversion feature normally is characterized as a beneficial conversion feature. Pursuant to Emerging Issues Task Force No. 00-27, the Company determined the value of the beneficial conversion feature of the 2000 Series A Preferred Stock to be $834,612, of which $806,779 and $27,833 were accreted to retained earnings during 2001 and 2000, respectively. These amounts have increased the net loss applicable to common shareholders in the calculations of basic and diluted loss per share.

      If a major transaction or triggering event occurs, then the holders of at least two-thirds of the 2000 Series A Preferred Stock then outstanding have the right to require the Company to redeem their shares of 2000 Series A Preferred Stock for cash. The redemption rate is equal to the conversion rate in effect as of the date of determination multiplied by the closing bid price of the Company's common stock on that date. If the Company is required to redeem shares of 2000 Series A Preferred Stock after a triggering event, the shares must be redeemed at a price per share equal to the greater of $12,500 and the price calculated by applying the redemption rate as of the date immediately preceding the date of the triggering event. Any amount paid over $10,000 per share will be treated as a preferred dividend. Due to the shareholders' right to receive cash upon certain events, the Company has classified the 2000 Series A Preferred Stock as mezzanine equity.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


10.   SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

      PREFERRED STOCK (CONTINUED)

      During 2001, holders of 95 shares of 2000 Series A Preferred Stock converted their shares of preferred stock into an aggregate of 4,414,295 shares of common stock at prices ranging from $0.355 per common share to $0.2027 per common share ("Dilutive Issuance").

      The Dilutive Issuance triggered the repricing of the Taglich Investor Warrants and the Taglich Placement Warrants issued to investors in the Company's offering of 1999 Series A Preferred Stock (see Private Equity Offerings of Common Stock below in this Note 10). The Taglich Investor Warrants and Taglich Placement Warrants had previously been adjusted based upon earlier issuances of securities at offering or exercise prices that were below the exercise prices of the Taglich Investor Warrants and the Taglich Placement Warrants. As a result of the Dilutive Issuance, the number of shares of the Company's common stock issuable upon exercise of outstanding Taglich Investor Warrants and Taglich Placement Warrants was increased from an aggregate of 1,890,391 shares to an aggregate of 5,958,462 shares, all at an exercise price of $0.2027, of which 5,012,959 had been exercised as of December 31, 2001. The Company determined the incremental fair value of the repriced warrants attributable to the Dilutive Issuance to be $1,952,320 based on a Black Scholes valuation model. The Company recorded this incremental valuation as a dividend attributed to preferred shareholders and accreted it to retained earnings during 2001, which further increased the net loss applicable to common shareholders in the calculation of basic and diluted loss per common share. The aggregate dividend attributed to preferred shareholders during 2001 as a consequence of the conversion of 2000 Series A Preferred Stock amounted to $1,952,320.

      In addition to the dividend impact, the conversion also caused the repricing of certain placement warrants in connection with debt offerings. The aggregate value of those repricings amounted to $381,264, which has been capitalized as additional debt offering costs to recognize additional interest expense over the remaining life of the related debt instruments (see Note 9).

      DIVIDENDS ON PREFERRED STOCK

      During the year ended December 31, 2000, the Company incurred and paid dividends aggregating $12,095 due on shares of Series A 7% Convertible Redeemable Preferred Stock and Series C 7% Convertible Preferred Stock. During the year ended December 31, 2000, all of these shares of preferred stock were converted to common stock pursuant to formula provisions set forth in the certificates of determination of rights, preferences, privileges and restrictions relating to those series of preferred stock, which provisions were based on the public trading price of the Company's common stock.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


10.   SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

      EQUITY DRAW DOWN FACILITY

      In June 2000, the Company and an investor entered into an equity draw down facility pursuant to which the investor committed to purchase up to $50,000,000 of the Company's common stock over an 18-month period. In lieu of providing the investor with a minimum draw down commitment, the Company issued to the investor at the closing a five-year warrant to purchase up to 308,627 shares of common stock at an exercise price of $4.8602, which was 120% of the average stock price on the trading day immediately prior to the closing of the agreement. The Company also issued to the placement agent at the closing a five-year warrant to purchase up to 308,627 shares of common stock at an exercise price of $4.8602.

      The Company ascribed an estimated value of the warrants issued in connection with the facility and outstanding as of December 31, 2000 in the aggregate amount of $557,831. The Company also issued 100,000 shares of common stock valued at $406,200 to a finder in connection with this facility. Such amounts, aggregating $964,031, were expensed in the 2000 consolidated financial statements. The facility expired in December 2001, and no shares were issued under the facility.

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

      In September and October 2000, the Company completed a private equity offering of an aggregate of 287,572 shares of common stock at $1.75 per share realizing $444,496 after costs of $58,755. In connection with the offering, the Company issued two-year warrants to purchase 71,893 shares of common stock at an exercise price of $3.25 per share. The Company has ascribed an estimated fair value to the warrants issued in connection with this offering in the aggregate amount of $17,659.

      In April 1999, the Company sold an aggregate of 628,571 shares of Series A 7% Convertible Redeemable Preferred Stock ("1999 Series A Preferred Stock") at $1.75 per share and five-year warrants ("Taglich Investor Warrants") to purchase up to 628,571 shares of common stock at an exercise price of $1.875 per share in a private equity offering. The cash proceeds of this offering, net of commissions and offering costs, were $817,231. In connection with the offering, the Company also issued five-year warrants to purchase up to 62,857 shares of common stock at an exercise price of $2.10 per share to the placement agent ("Taglich Placement Warrants"). The Company ascribed an estimated fair value to the warrants issued in connection with this offering in the aggregate amount of $265,805 and, accordingly, discounted the 1999 Series A Preferred Stock balance as of the date of issuance.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


10.   SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

      PRIVATE EQUITY OFFERINGS OF COMMON STOCK (CONTINUED)

      The Taglich Investor Warrants and the Taglich Placement Warrants provide for an adjustment to the initial exercise price upon the occurrence of certain events. In October and November 2000, the Company issued 2000 Series A Preferred Stock that was convertible into shares of common stock at a price lower than the Taglich Investor Warrant's initial exercise price of $1.875. As a result of this triggering event, the Taglich Investor Warrants' conversion price was adjusted based on the 2000 Series A Preferred Stock conversion price. The number of Taglich Investor Warrants outstanding increased from 601,242 to 835,471, with a new exercise price of $1.35. The adjustment to the exercise price was calculated by multiplying the exercise price in effect prior to the adjustment by the number of shares of common stock purchasable immediately prior to such adjustment and then dividing the product by the exercise price resulting from such adjustment. The Company determined the incremental fair value attributable to the repriced warrants to be $206,065.

      In January 2001, the Company issued convertible subordinated promissory notes that were convertible into shares of common stock at a price lower than the warrants' previously adjusted exercise price. As a result of this triggering event, the warrants' conversion price was adjusted based on the convertible subordinated promissory note conversion price. The number of Taglich Investor Warrants outstanding increased to 1,682,580, with a new exercise price of $0.67. The Company determined the incremental fair value attributable to the repriced Taglich Investor Warrants to be $623,481 and recorded the value as debt offering costs. The number of Taglich Placement Warrants outstanding increased to 122,032, with a new exercise price of $0.67. The Company determined the incremental fair value attributable to the repriced Taglich Placement Warrants to be $45,219 and recorded the value as debt offering costs.

      In March 2001, the Company issued 147,990 shares of common stock in lieu of payment in full of an account payable of $94,343. Because the per share issuance price of $0.6375 was lower than the then exercise price of the Taglich Investor Warrants, the Taglich Investor Warrants were further adjusted so that the number of shares underlying the Taglich Investor Warrants increased from 1,682,580 to 1,768,359, and the exercise price decreased from $0.67 to $0.6375. The Company determined the incremental fair value attributable to the repriced Taglich Investor Warrants to be $50,580 based on a Black Scholes valuation model, which value was expensed. Adjustments to the exercise price and number of shares underlying the placement warrants were waived.

      In June 2001, holders of shares of 2000 Series A Preferred Stock converted shares of preferred stock into shares of common stock at a price lower than the previously adjusted exercise prices of the Taglich Investor Warrants and the Taglich Placement Warrants, which conversions were a new triggering event (see Preferred Stock above in this Note 10).

      STOCK ISSUED FOR SERVICES

      During 2001, the Company issued an aggregate of 15,000 shares of common stock, with a fair market value of $1,500, as a bonus to two employees.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


10.   SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

      STOCK ISSUED FOR SERVICES (CONTINUED)

      In May 2001, the Company issued 74,000 shares of common stock, with a fair market value of $16,860, to a consultant pursuant to a consulting agreement. In connection with the agreement, the Company issued three 18-month warrants to purchase an aggregate of 200,000 shares of common stock at exercise prices ranging from $0.75 to $2.00 per share. The Company ascribed an estimated fair value of $165 to the warrants based on a Black Scholes valuation model.

      STOCK OPTIONS AND WARRANTS

      The Company's 2001 Stock Option Plan, which was adopted by the Company's board of directors effective as of July 17, 2001 and approved by the Company's shareholders on August 8, 2001, was amended and restated by the Company's board of directors effective as of September 18, 2001. The Amended and Restated 2001 Stock Option Plan ("2001 Plan") is designed to enable the Company to offer an incentive-based compensation system to employees, officers and directors of the Company and to consultants who do business with the Company. The 2001 Plan provides for the grant of incentive stock options and nonqualified stock options to purchase up to an aggregate of 3,000,000 shares of common stock. As of December 31, 2001, options to purchase a total of 1,798,000 shares of common stock were outstanding under the 2001 Plan, and options to purchase a total of 1,202,000 shares were available for issuance under the 2001 Plan.

      The Company also has a 2000 Stock Option Plan ("2000 Plan") and a 1998 Stock Option Plan ("1998 Plan"), each of which plans was approved by the Company's board of directors and shareholders. The terms of the 2000 Plan and the 1998 Plan are substantially similar to the terms of the 2001 Plan. Options to purchase 1,000,000 shares of common stock were authorized for issuance under the 1998 Plan and, as of December 31, 2001, options to purchase a total of 14,000 shares of common stock were available for issuance under the 1998 Plan. Options to purchase 427,000 shares of common stock were authorized for issuance under the 2000 Plan, and as of December 31, 2001, options to purchase up to 129,600 shares of common stock were available for issuance under the 2000 Plan.

      The 2001 Plan, the 2000 Plan and the 1998 Plan are administered by a committee appointed by the board of directors that determines the recipients and the terms of the options granted. Options may be granted to eligible employees, directors and consultants to purchase shares of the Company's common stock at a price generally not less than 100% of the fair market value of the common stock on the date of grant for incentive stock options (or 110% of the fair market value in the case of an optionee who holds more than 10% of the voting power of the Company on the date of grant) and not less than 85% of the fair market value for non-qualified stock options. Subject to termination of employment, options may expire up to ten years from the date of grant.

      The Company accounts for stock-based compensation for employees under the "intrinsic value" method. Under this method, no compensation expense is recorded for these plans and arrangements for current employees whose grants provide for exercise prices at or above the market price on the date of grant. Compensation expense for employees is recorded based on intrinsic value (excess of market price over exercise price on measurement date) which is accounted for as unearned compensation and is reflected as a separate component of shareholders' equity until earned. Unearned employee compensation is amortized to expense over the vesting period and the expense recognized amounted to $280,790 and $282,525 during 2001 and 2000, respectively.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


10.   SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

      STOCK OPTIONS AND WARRANTS (CONTINUED)

      The Company accounts for stock-based compensation for non-employees using the fair value of the option award on the measurement date. Compensation for non-employee stock options are recorded in the period earned. The fair value of non-employee stock options and warrants granted in 2001 and 2000 totaled zero dollars and $2,536,681, respectively, of which $567,758 and $848,884 was earned and recorded during 2001 and 2000, respectively. A summary of stock option activity is as follows:

                                   NUMBER OF         PRICE PER         AGGREGATE        WEIGHTED AVERAGE
                                    SHARES             SHARE             PRICE           EXERCISE PRICE
----------------------------------------------------------------------------------------------------------
   Balance, December 31, 1999       2,431,000    $   0.71 - 5.50     $     4,941,800       $     2.03

   Options granted                  2,107,000        1.75 - 6.00           5,007,445             2.38
   Options exercised                 (758,840)       0.71 - 3.00          (1,170,376)            1.54
   Options forfeited/cancelled       (593,160)       1.25 - 5.50          (2,202,500)            3.71
----------------------------------------------------------------------------------------------------------

   Balance, December 31, 2000       3,186,000        0.71 - 6.00           6,576,369             2.06

   Options granted                  2,880,000        0.21 - 4.56           2,840,550             0.99
   Options forfeited/cancelled       (661,600)       0.21 - 4.56          (1,908,124)            2.88
----------------------------------------------------------------------------------------------------------
   Balance, December 31, 2001       5,404,400    $   0.21 - 6.00     $     7,508,795       $     1.38
==========================================================================================================

      The following table summarizes information with respect to stock options outstanding at December 31, 2001:

                                OPTIONS OUTSTANDING                                              OPTIONS EXERCISABLE
                                -------------------                                              -------------------
                                             WEIGHTED AVERAGE                                                          WEIGHTED
                                                REMAINING              WEIGHTED                                         AVERAGE
RANGE OF EXERCISE     NUMBER OUTSTANDING     CONTRACTUAL LIFE           AVERAGE        NUMBER EXERCISABLE              EXERCISE
      PRICES         AT DECEMBER 31, 2001        (YEARS)            EXERCISE PRICE    AT DECEMBER 31, 2001               PRICE

  $0.21 - 0.72                   2,028,000         9.31           $      0.25                      490,000         $     0.38
   1.03 - 1.75                   2,302,000         4.39                  1.47                    1,846,666               1.49
   2.18 - 2.59                     397,400         6.95                  2.49                      349,400               2.53
   3.00 - 3.81                     577,000         4.50                  3.46                      511,800               3.41
       5.00                         50,000         2.00                  5.00                       50,000               5.00
       6.00                         50,000         0.50                  6.00                       50,000               6.00
------------------------------------------------------------------------------------------------------------------------------------
  $0.21 - 6.00                   5,404,400         6.38           $      1.38                    3,297,866         $     1.85
====================================================================================================================================

      If the Company had elected the fair value method of accounting for stock-based compensation, compensation cost would be accrued at the estimated fair value of all stock option grants over the service period, regardless of later changes in stock prices and price volatility. The fair value at date of grant for options granted during the years ended December 31, 2001 and 2000 has been estimated based on a modified Black-Scholes valuation model with the following assumptions: no dividend yield; expected volatility of 69% to 133% in 2001 and 70% to 96% in 2000, based on historical results; risk-free interest rates of 3.85% to 4.8% in 2001 and 6.0% to 6.4% in 2000; and average expected lives of 4.1 years in 2001 and 5 years in 2000.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


10.   SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

      The weighted average fair value of the options granted during the years was $0.19 per share in 2001 and $2.20 per share in 2000.

      The following table sets forth the net loss and loss per share amounts for the periods presented as if the Company had elected the fair value method of accounting for stock options.

                                                    YEAR ENDED               YEAR ENDED
                                                DECEMBER 31, 2001        DECEMBER 31, 2000
                                                -------------------      -------------------
        NET LOSS
               As reported                      $       (7,088,331)      $      (11,904,908)
                                                ===================      ===================
               Pro forma                        $       (7,647,541)      $      (12,483,031)
                                                ===================      ===================

        BASIC AND DILUTED LOSS PER SHARE
               As reported                      $            (0.44)      $            (0.82)
                                                ===================      ===================
               Pro forma                        $            (0.46)      $            (0.84)
                                                ===================      ===================

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

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

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


10.  SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

      A summary of the activity of common stock purchase warrants is as follows:

                                                                                         WARRANT PRICE
                                                                             ----------------------------------------
                                                         NUMBER OF
                                                          SHARES                  PER SHARE           TOTAL
        Balance outstanding, December 31, 1999               1,354,093    $      1.00 - 2.100      $       2,290,180
        Warrants issued                                      2,649,076           1.35 - 5.000              7,431,738
        Warrants exercised                                  (1,612,052)          1.00 - 1.875             (2,536,528)
                                                      -----------------------------------------    ------------------

        Balance outstanding, December 31, 2000               2,391,117           1.35 - 5.000              7,185,390
        Warrants issued                                      6,739,986           0.20 - 2.000                780,840
        Warrants exercised                                  (5,012,959)           0.203                   (1,016,127)
                                                      -----------------------------------------    ------------------

        Balance outstanding, December 31, 2001               4,118,144    $    0.20 - 5.00         $       6,950,103
                                                      =================   =====================    ==================

      At December 31, 2001, the Company had 50,000,000 shares of common stock authorized for issuance under its articles of incorporation. At that date, 27,343,423 shares of common stock were issued and outstanding, approximately 14,895,039 shares of common stock were issuable upon the exercise of outstanding stock options and warrants and upon conversion of convertible preferred stock and promissory notes, and 1,845,600 shares of common stock were reserved for future issuances under the Company's employee stock purchase plan and three stock option plans.

      EMPLOYEE STOCK PURCHASE PLAN

      In July 1999, the Company's board of directors and shareholders adopted the 1999 Employee Stock Purchase Plan. No shares were issued under that plan. Effective December 28, 2000, the Company terminated that plan.

      The Company's 2001 Employee Stock Purchase Plan ("Purchase Plan"), was adopted by the Company's board of directors effective as of July 17, 2001 and approved by the Company's shareholders on August 8, 2001. The Purchase Plan was adopted to provide eligible employees of the Company and its affiliates with an incentive to advance the best interests of the Company by providing a method whereby they may voluntarily purchase common stock of the Company upon terms described in the Purchase Plan. The Purchase Plan is designed to be operated on the basis of six consecutive month offering periods commencing January 1 and July 1 of each year during the term of the Purchase Plan. The 2001 Purchase Plan terminates on July 1, 2011. The Purchase Plan provides that eligible employees may authorize payroll deductions of up to 10% of their salary to purchase shares of the Company's common stock at 85% of the fair market value of common stock on the first or last day of the applicable purchase period. A total of 500,000 shares of common stock are authorized for issuance under the Purchase Plan, and as of December 31, 2001, no shares had been issued under the Purchase Plan.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


10.   SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

      RESTRICTIONS ON DIVIDENDS

      The Company has never paid cash dividends on its common stock. The Company is restricted from paying dividends on its common stock under state law as a result of its accumulated deficit as of December 31, 2001. The Company is also restricted from paying dividends on its common stock under the certificate of determination for the Company's Series A Convertible Preferred Stock, the terms of the Company's 10% Subordinated Unsecured Promissory Notes due 2000 and the terms of the Company's secured convertible promissory notes.

11.   INCOME TAXES

      The provision for income taxes for the years ended December 31, 2001 and 2000 is comprised of the minimum current state income tax. Differences between the statutory and effective tax rates are primarily due to valuation allowances recorded to offset deferred tax benefits associated with net operating losses.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Components of the Company's deferred tax assets of approximately $6,370,000 are comprised primarily of the future tax benefit of the Company's net operating loss carryforward of approximately $6,027,000 at December 31, 2001. Such deferred tax asset is offset by a valuation allowance equal to the total net deferred tax asset balance.

      As of December 31, 2001, the Company has a federal net operating loss carryforward of approximately $16,000,000 that expires at various dates between 2007 and 2021, and a state net operating loss carryforward of approximately $6,000,000 that expires at various dates between 2002 and 2011.

      The utilization of the net operating loss carryforwards could be substantially limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of deferred tax assets is not more likely than not. Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of December 31, 2001.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


12.   LOSS PER SHARE

      The following table illustrates the computation of basic and diluted loss per share:

                                                                          YEAR ENDED            YEAR ENDED
                                                                       DECEMBER 31, 2001     DECEMBER 31, 2000
                                                                     -------------------     ----------------
           NUMERATOR:
           Net loss before extraordinary gains                       $       (7,503,779)     $   (11,904,908)
           Less:  Preferred stock dividends                                          --              (12,095)
                      Preferred stock beneficial conversion
                            feature (Note 10)                                  (806,779)             (27,833)
                      Warrants repriced in connection with
                        sale of preferred stock (Note 10)                    (1,952,320)            (206,065)
                                                                     -------------------     ----------------
           Loss applicable to common shareholders
              before extraordinary gains                                    (10,262,878)         (12,150,901)

           Extraordinary gains                                                  415,448                   --
                                                                     -------------------     ----------------

           Loss applicable to common shareholders                    $       (9,847,430)     $   (12,150,901)
                                                                     ===================     ================

           DENOMINATOR:
           Weighted average number of common shares outstanding
               during the period                                             22,403,778           14,774,265
                                                                     ===================     ================
           Basic and diluted loss per share:
              Before extraordinary gains                             $            (0.46)     $         (0.82)
              Extraordinary gains                                                  0.02                   --
                                                                     -------------------     ----------------

                                                                     $            (0.44)     $         (0.82)
                                                                     ===================     ================

      The computation of diluted loss per share excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants and the potential conversion of convertible debt and preferred stock because their effect was antidilutive due to losses incurred by the Company during the periods presented. See summary of outstanding stock options and warrants and discussion of convertible preferred stock in Note 10. The common stock equivalents excluded from weighted average shares for 2001 and 2000 total 14,895,039 and 7,253,661, respectively (see Note 10).

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


13.   COMMITMENTS AND CONTINGENCIES

      LEASES

      During 1999, the Company entered into an agreement with an unrelated party to lease a new corporate and manufacturing facility. The lease has an initial term of five years and one five-year option to extend. In connection with the lease, Mr. Armani, a director and former Chief Executive Officer of the Company, executed a performance guarantee of the Company's obligations under the lease. If the Company were to default under the lease, Mr. Armani could be held liable for payment of the $175,000 tenant improvement allowance, all tenant improvement amounts in excess of $450,000, two years of base rent under the lease plus the landlord's brokerage commission expenses and costs of enforcing the guarantee.

      The Company has acquired certain furniture, fixtures and equipment under capital leases that are payable in various scheduled monthly installments through August 2002.

      Future minimum lease payments are as follows:

       YEARS ENDING DECEMBER 31,                                         Operating Leases       Capital Leases
      ---------------------------------------------------------         -------------------    -----------------
      2002                                                              $          301,686     $         39,741
      2003                                                                         310,736               13,259
      2004                                                                         320,058                7,453
      2005                                                                          80,601                5,344
      2006                                                                              --                1,618
                                                                        -------------------    -----------------

      Total minimum lease payments                                      $        1,013,081               67,415
                                                                        ===================

      Amount representing interest ranging from 6.9% to 11.5%                                           (11,514)
                                                                                               -----------------

      Present value of future minimum capital lease
            obligations                                                                                  55,901
      Current portion                                                                                   (33,201)
                                                                                               -----------------

                                                                                               $         22,700
                                                                                               =================

      Total rent expense for the years ended December 31, 2001 and 2000 was approximately $461,500 and $375,600, respectively.

      ACCOUNTS PAYABLE

      At December 31, 2001, the Company had approximately $2,500,000 of accounts payable, excluding accounts payable due to Corlund Electronics, Inc., that were delinquent and had not been paid in accordance with the payment terms of the Company's vendors. However, at March 31, 2002, such amount approximated $1,100,000 (unaudited). The loss of any major vendors could have a material adverse effect on the Company's results of operations.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


13.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

      Pursuant to the Strategic Agreement, the Company is obligated to pay certain royalties to Duquesne in connection with sales generated through Duquesne's effort. The Company incurred obligations for royalties due under the agreement of approximately zero dollars and $23,000 in 2001 and 2000, respectively.

      MOTOROLA 202T MODEM AGREEMENT

      On June 1, 2000, the Company entered into a two-year Manufacturing License and Distribution Agreement with Motorola, Inc. through Motorola's Multiservice Networks division. The agreement establishes the terms and conditions under which Motorola gives the Company the non-exclusive right to manufacture and sell a Telenetics brand version of the Motorola Bell 202T modem. The Company is obligated to pay certain royalties to Motorola in connection with the sale of such products. The Company incurred obligations for royalties under the agreement of approximately $27,000 during 2001, which obligations were accrued but not paid as of December 31, 2001 pursuant to the payment terms of the agreement. The Company commenced production and sales of a modified version of the Motorola Bell 202T modem during 2000, and incurred an obligation for royalties due under the agreement of $37,000. Based on the successful performance of this agreement, the Company and Motorola entered into the Manufacturing License and Distribution Agreement described below under the heading "Motorola Sunrise Series Agreement."

      MOTOROLA SUNRISE SERIES AGREEMENT

      On December 29, 2000, the Company entered into a Manufacturing License and Distribution Agreement ("Motorola Agreement"), with Motorola, Inc., through Motorola's Multiservice Networks Division. Under the terms of the Motorola Agreement, the Company obtained from Motorola a ten-year non-exclusive license to manufacture, market and further develop a series of Motorola commercial-grade analog and digital data transmission and network access products. The Company has chosen to distribute these products under the name Sunrise Series(TM) through a worldwide network of certified resellers, system integrators, partners, original equipment manufacturers and other distribution channels, many of which are part of a worldwide distribution network developed by Motorola in connection with sales of its products, including the commercial-grade analog and digital transmission and network access products that were licensed to the Company through the Motorola Agreement. In exchange for the license relating to the Sunrise Series(TM) products, the Company has agreed, among other things, to make royalty payments to Motorola on sales of the licensed products during the two-year period that began on December 29, 2000. The

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


13.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

      MOTOROLA SUNRISE SERIES AGREEMENT (CONTINUED)

      Company incurred obligations for royalties under the agreement of approximately $318,000 during 2001, which obligations were accrued but not paid as of December 31, 2001 pursuant to the payment terms of the agreement. Pursuant to the Motorola Agreement, the Company acquired inventories with an approximate value of $5,000,000 and property and equipment with an approximate value of $543,000. The Company took delivery of these assets during the three months ended March 31, 2001. As of December 31, 2001, the Company had fulfilled its obligations to acquire inventory in accordance with the terms of the Motorola Agreement. The Company entered in the Manufacturing Agreement with Corlund Electronics described below under the heading "Corlund Electronics Agreement" to facilitate the manufacture of certain of the products covered by the Motorola Agreement.

      CORLUND ELECTRONICS AGREEMENT

      On December 29, 2000, the Company entered into a Manufacturing Agreement ("Corlund Electronics Agreement") with Corlund Electronics, Inc. (formerly Comtel Electronics, Inc.), a privately-held manufacturer based in Tustin, California. Under the Corlund Electronics Agreement, Corlund Electronics agreed to act as a turnkey contract manufacturer of the majority of the Sunrise Series(TM) commercial-grade data transmission and network access products that the Company licenses from Motorola. As part of this arrangement, Corlund Electronics has agreed to perform component purchasing, full product assembly, testing and preparation for shipment of both base products, which are of a generic type and are identical, and final products, which are specially configured or modified to fill a particular customer order or need. The Company sold to Corlund Electronics $385,000 of the equipment that the Company purchased from Motorola for the purpose of manufacturing the Sunrise Series(TM) products. In addition, the Company is loaning to Corlund Electronics testing equipment needed in the manufacturing process. Through December 31, 2001, the Company had sold to Corlund Electronics a net of approximately $3,478,000 of the inventory and components, at cost, that the Company purchased from Motorola. As of that date, the Company had a balance of approximately $112,000 due from Corlund Electronics pursuant to these sales, which balance is included in accounts receivable.

      The Corlund Electronics Agreement provides that during each month beginning the third calendar month after commencement of manufacture of products by Corlund Electronics and continuing through the expiration or earlier termination of the Corlund Electronics Agreement, the Company will purchase from Corlund Electronics a minimum of $1,000,000 per month of Sunrise Series(TM) and other products manufactured by Corlund Electronics for the Company. The Corlund Electronics Agreement has an initial term of three years, expiring December 29, 2003, with automatic one-year renewals unless either party provides written notice of termination to the other party at least 180 days prior to the expiration of the then current term. As of December 31, 2001, $2,488,286 was due to Corlund Electronics from the Company as a result of product purchases. In September 2001, the Company entered into an arrangement with Corlund Electronics regarding the assignment of accounts receivable to Corlund Electronics, the collection

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


13.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

      CORLUND ELECTRONICS AGREEMENT (CONTINUED)

      of those accounts receivable and the security interests in those accounts receivable. Through December 31, 2001, the Company discharged approximately $5,300,000 of its obligation resulting from product purchases from Corlund Electronics by assigning, with full recourse, certain of the Company's accounts receivable to Corlund Electronics, subject to collection of the assigned receivables. At December 31, 2001, approximately $2,000,000 of the assigned receivables had not been collected by Corlund Electronics. This amount has been reflected as a decrease to accounts payable and to the related amounts due to Corlund Electronics in the consolidated balance sheet.

      The Company has agreed to purchase from Corlund Electronics any materials that Corlund Electronics purchases from its vendors for the manufacture of the Sunrise Series(TM) products to the extent Corlund Electronics does not use those materials in the manufacture of the Sunrise Series(TM) products and is unable to return those materials to its vendors. At December 31, 2001, the dollar value of materials that the Company would have been committed to purchase from Corlund Electronics if Corlund Electronics had been unable to use those materials was approximately $369,000.

      INGRAM MICRO AGREEMENT

      In March 2001, the Company entered into a stocking/distribution agreement with Ingram Micro Inc. Ingram Micro Inc., a leading wholesale provider of technology products and services, previously served as a stocking distributor for Motorola in connection with the products the Company has begun marketing under the Sunrise Series(TM) name. The agreement provides Ingram and its affiliates with the non-exclusive worldwide right to purchase, sell and ship to any reseller all computer products produced and/or offered by the Company during the term of the agreement. The agreement has an initial term of one year and will automatically renew for successive one-year terms unless earlier terminated by either party upon 30 days' prior written notice or immediately upon written notice in other limited circumstances. Although the agreement does not require Ingram to purchase any minimum amount or quantity of the Company's products, Ingram has agreed under the agreement to list the Company's products in Ingram's catalog, promote the products in a commercially reasonable manner, assist in product training and support and provide reasonable general product technical assistance to customers who purchase the products. The agreement provides that Ingram Micro can return to the Company for credit or refund, up to 180 days after termination or expiration of the agreement, unused products in their original packaging.

      EMPLOYMENT AGREEMENTS

      The Company has employment agreements with certain executives that provide for specified base salaries plus incentive compensation and other benefits. The agreements provide for substantial monetary penalties for early termination without cause.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


13.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


13.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

      LITIGATION (CONTINUED)

      On June 27, 2000, Racon, Inc., a Washington corporation, and Daniel A. Blattman initiated an action in the King County Superior Court in the State of Washington (Case No. 00-2-17912-OSEA) against the Company alleging, among other things, breach of contract and default on a promissory note arising out of the Asset Purchase Agreement dated April 21, 2000 between the Company and Racon. The complaint sought damages according to proof at trial in an amount not less than $50,000 with respect to Racon, and not less than $325,000 with respect to Mr. Blattman, plus an award of prejudgment and/or default interest and attorneys' fees. The Company recorded the liability for the $375,000 due under the Asset Purchase Agreement, but defended this action based on Racon's failure to deliver all of the assets acquired under the contract. The parties attempted to settle the matter in January 2001 by Racon delivering the remaining assets and the Company affirming its obligations under the contract. In May 2001, Mr. Blattman obtained a judgment against the Company in King County Superior Court (Case No. 00-2-17912) in the amount of $349,617 and later domesticated that judgment in Orange County, California. In September 2001, the parties entered into a settlement agreement under which Mr. Blattman agreed to release the Company from any further obligation on the judgment in exchange for payment by the Company to Mr. Blattman of $200,000 cash and 100,000 shares of common stock valued at $10,000. Such settlement did not trigger an adjustment to the conversion price of the convertible subordinated debentures (see Note 9). The Company delivered the required consideration to Mr. Blattman, and Mr. Blattman filed a satisfaction of judgment in King County, Washington and Orange County, California.

      On July 27, 2000, James R. Mills initiated an action in the United States District Court for the Northern District of Georgia (Atlanta) (Case No. 1:00-CV-1905-JEC) against Edward Didion, William Saunders, Terry Parker, eflex Wireless, Inc., Residential Utility Meter Services Inc., or RUMS, and Telenetics. eflex has been a subsidiary of Telenetics since January 2000. Messrs. Didion, Saunders and Parker are the former stockholders of eflex. Mr. Didion is a former consultant to Telenetics, Mr. Saunders is a former advisor to the Company's board of directors, and Mr. Parker is a former director, President and Chief Executive Officer of the Company. Following a change in venue and a dismissal of some of Mr. Mills' claims, Mr. Mills filed a second amended complaint in the United States District Court for the Middle District of Florida (Tampa) (Case No. 8:00-CV-2283-T-27B) on March 7, 2001. The complaint relates to ownership rights and other actions taken regarding technology the Company acquired in the acquisition of eflex. The complaint includes allegations against RUMS for breach of contract and breach of fiduciary duty, allegations against Messrs. Saunders and Parker for tortious interference with property rights and contract, and allegations against Telenetics and eflex for breach of contract and successor liability. Based upon an agreement among Mr. Mills, RUMS and entities related to RUMS on the one hand and Messrs. Saunders and Parker and eflex on the other hand, Messrs. Saunders and Parker and eflex have some rights to indemnification by other parties to that agreement in connection with some of the allegations. Based upon the stock purchase agreement among the Company, eflex and Messrs. Saunders, Parker and Didion and John D. McLean, the Company's Chief Operating Officer, the Company has some rights to indemnification by Messrs. Saunders, Parker, Didion and McLean. The parties entered into a settlement agreement that required payments to be made by Messrs. Saunders, Parker and Didion but did not require payments to be made by the Company. Mr. Mills dismissed the suit with prejudice in October 2001.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


13.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

      LITIGATION (CONTINUED)

      On September 28, 2000, Coleman & Co. Securities, Inc. initiated an action before the American Arbitration Association (Case No. 13 113 00904 0) against the Company alleging, among other things, breach of contract for failure to issue shares of the Company's common stock in partial payment of a retainer, and the loss of profits that could have been realized on those shares during the year ended December 31, 2000. The contract at issue was for Coleman & Co. Securities, Inc. to be the exclusive investment advisor, private placement agent and investment banker for the Company, and obligated the Company to pay the retainer whether or not Coleman & Co. Securities, Inc. provided any actual services for the Company. The matter was settled by issuing the 50,000 shares of common stock at issue with a fair market value of $31,250, and executing a confession of judgment in the amount of $250,000, the liability for which has been fully recorded by the Company. The parties agreed that the confession of judgment could be satisfied by the issuance of 200,000 shares of the Company's common stock valued at $156,200 provided that those shares were included in a Form S-3 Registration Statement declared effective by the Securities and Exchange Commission no later than June 15, 2001. The parties also agreed that if the Registration Statement was declared effective by June 15, 2001 and the closing bid price for the Company's common stock was less than $1.00 on that date, there would be a cash price adjustment for the difference. The Registration Statement was declared effective on April 30, 2001, at which time the closing bid price was $0.52. As a result, the Company had an additional liability under this settlement of approximately $146,000 and a judgment was entered against the Company in that amount in the Supreme Court of the State of New York (Index No. 111016/01). In September 2001, the Company issued 300,000 shares of common stock valued at $30,000 to Coleman & Co. Securities, Inc. in exchange for its agreement to release the Company from the Company's obligation under the $146,000 judgment and from payment of all costs of filing and enforcing that judgment. Such settlement did not trigger an adjustment to the conversion price of the convertible subordinated debentures (see Note 9).

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

      EMPLOYEE BENEFIT PLAN

      On January 3, 2001, the Company adopted an elective retirement 401(k) plan for eligible employees. All employees who meet certain service requirements are eligible to participate. Matching contributions are at the discretion of the Company. There was no matching contribution to the plan in 2001.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


14.   LOSS ON SALE OF ASSETS

      Effective as of August 31, 2001, the Company sold all of the assets of its Traffic Management Systems Division, which assets it had purchased from Sunnyvale General Devices and Instruments, Inc. ("GDI"), to a former employee in exchange for the assumption of $700,000 of selected liabilities of the division. In connection with and as part of the sale, the Company also settled the termination of an employment agreement, received indemnification for a legal issue and paid certain operating expenses of the division through September 2001. The transaction resulted in a $282,219 loss on sale of assets.

15.   MAJOR CUSTOMER AND SUPPLIER INFORMATION

      During 2001, two customers, Data Connect Enterprises and Motorola's Multiservice Networks Division, accounted for approximately 16.4% and 12.8%, respectively, of the Company's consolidated net sales. During the quarter ended September 30, 2001 the Company completed its required pass-through sales to Motorola's Multiservice Networks Division. Therefore, the Company does not anticipate sales to that division to continue. Although the Company's current business strategy involves the use of multiple resellers and distributors who the Company anticipates will act as multiple customers for the Company's products, a limited number of large customers could continue to account for the majority of the Company's revenues. In that event, a loss of the Company's most significant customers could have a material adverse effect on the Company's results of operations and financial condition.

      During 2001, Corlund Electronics accounted for approximately 52.5% of the Company's purchases. If the Company continues to depend upon Corlund Electronics to manufacture a major portion of the Company's purchases, a loss of the Company's relationship with Corlund Electronics could have a material adverse effect on the Company's results of operations and financial condition because the Company could be required to undertake expensive and time-consuming efforts that could take up to four months or longer to transition the contracted services to other qualified contractors or to the Company's own facilities.

      The Company had sales to one customer that accounted for approximately 10% of net sales for the year ended December 31, 2000. In addition, two suppliers each accounted for approximately 11% of purchases for the year ended December 31, 2000.

16.   EXTRAORDINARY GAINS

      The Company recorded extraordinary gains of $415,000 in 2001. These gains were attributable to the settlements of accounts payable obligations aggregating approximately $236,000 and various litigation matters aggregating approximately $179,000, primarily the Blattman (Racon) matter and the Coleman matter, for less than the carrying value of those obligations.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


17.   REVENUES BY GEOGRAPHIC LOCATION

      The following sets forth a summary of the Company's revenues attributed to its country of domicile and to all foreign countries in total, and revenues attributable to each individual foreign country from which the Company derived material revenues:

                                                  2001                 2000
                                             --------------        ------------

         United States                       $  11,653,000         $ 7,293,000
                                             --------------        ------------

         Foreign countries:
                  Canada                         2,044,000             898,000
                  Germany                        1,376,000                   -
                  All other countries            5,008,000             108,000
                                             --------------        ------------

         Total Foreign                           8,428,000           1,006,000
                                             --------------        ------------

                                             $  20,081,000         $ 8,299,000
                                             ==============        ============

      The following sets forth a summary of the Company's revenues attributed to the geographic regions by which the Company manages its marketing and sales activity:

                                                             2001                  2000
                                                        --------------        -------------
         United States and Canada                       $  13,697,000         $  8,191,000
         Western, Central, Eastern Europe,
                    Middle East, and Africa                 4,384,000               26,000
         Asia Pacific, including mainland China,
                    Australia, New Zealand, and India       1,705,000               76,000
         Latin, Central and South America,
                    Mexico and the Caribbean                  295,000                6,000
                                                        --------------        -------------

                                                        $  20,081,000         $  8,299,000
                                                        ==============        =============

      Net sales by geographic area have been reported based on the financial information that was used to produce its financial statements and have been determined based on the country of domicile of the customer to which the revenue is attributed.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


18.   SUBSEQUENT EVENTS

      2002 SECURED CONVERTIBLE PROMISSORY NOTE OFFERINGS

      Effective January 23, 2002, the Company issued $2,087,500 in principal amount of senior secured convertible promissory notes due January 23, 2005 to thirteen accredited investors in exchange for $1,975,000 cash, the cancellation of the $75,000 principal balance of the 6.5% Debenture (see
      Note 9) and the cancellation of the $37,500 principal balance of another outstanding promissory note (see Note 8). Effective March 1, 2002, the Company issued $162,500 in principal amount of secured convertible promissory notes due March 1, 2005 to five accredited investors. Effective April 1, 2002, the Company issued a secured convertible promissory note in the principal amount of $2,115,000 to Dolphin Offshore Partners, L.P. in consideration for the cancellation of the principal balance of the Dolphin Debenture (see Note 9).

      The Company granted the holders of the January 23, 2002 notes, the March 1, 2002 notes and the April 1, 2002 note (collectively, the "2002 notes") a continuing security interest in all of the Company's inventory. The agreements the Company entered into in connection with the offerings of 2002 notes require the Company to, among other things, increase the authorized number of shares of its common stock to cover the shares issuable upon conversion of the 2002 notes and upon exercise of the note warrants no later than May 20, 2002 and to register those shares for resale no later than 120 days following the respective issuance dates of the 2002 notes.

      The 2002 notes initially bear interest at 6% per annum. If the market price, which is the average of the three lowest volume weighted average prices of the Company's common stock during the 25 trading days immediately prior to conversion of a note is below the market price floor, which is $0.10, then the interest rate on the 2002 notes will increase to 16% per annum until the market price exceeds the market price floor by 20% for 20 consecutive trading days.

      The principal balances of the 2002 notes are convertible into common stock at any time or from time to time at the option of the holders. The initial conversion price of the 2002 notes was $0.44064. Upon the earlier of the 120th day following the issuance of a 2002 note or the date that the registration statement relating to the resale of the shares of common stock issuable upon conversion of a 2002 note is declared effective by the Securities and Exchange Commission, a 2002 note investor may elect to use the alternate conversion price, provided the market price of the Company's common stock at the time of the conversion is less than $0.55. The alternate conversion price is equal to the market price (as defined in the 2002 notes) multiplied by the discount percentage, and is subject to a market price ceiling equal to the initial conversion price of $0.44064 and also is subject to the market price floor of $0.10 per share. The initial discount percentage is 85%. If the Securities and Exchange Commission does not declare effective the registration statements covering the resale of the shares of common stock underlying the 2002 notes within 120 days following the respective issuance dates of the 2002 notes, the discount percentage will decrease by 0.1% for each day beyond the 120-day period that the registration statements are not effective. The conversion price is subject to anti-dilution adjustments in connection with mergers, acquisitions, stock splits, dividends and the like and in connection with future offerings of common stock or securities that are exercisable for or convertible into shares of common stock at a price per share below the then conversion price.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


18.   SUBSEQUENT EVENTS (CONTINUED)

      2002 SECURED CONVERTIBLE PROMISSORY NOTE OFFERINGS (CONTINUED)

      If the market price is below the market price floor for 90 consecutive days, then the 2002 note investors may require the Company to repay the outstanding principal balance of the 2002 notes plus accrued but unpaid interest upon 90 days' notice. If a 2002 note investor seeks to convert a 2002 note at a price below $0.23 per share, then the Company can redeem in whole or in part the principal amount presented for conversion at a substantial premium as defined in the 2002 notes. The 2002 note investors may require the Company to redeem the notes at a substantial premium under some circumstances, which circumstances include the Company's failure to timely register the shares of common stock issuable upon conversion of the 2002 notes and upon exercise of the note warrants, the occurrence of a major transaction (as defined in the 2002 notes) and the occurrence of a triggering event (as defined in the 2002 notes).

      If the Company concludes a private equity or equity-linked financing within 24 months after the respective issuance dates of the 2002 notes, then the holders of those notes may exchange those notes for securities issued in the new financing. The January 23, 2002 note investors also have a right of first offer to purchase all or part of most any equity or equity-linked financing occurring within 24 months after January 23, 2002.

      The January 23, 2002 and April 1, 2002 agreements restrict the Company's ability to enter into any subsequent offer or sale to, or exchange with (or other type of distribution to), any third party, of common stock or any securities convertible, exercisable or exchangeable into common stock, including convertible and non-convertible debt securities, the primary purpose of which would be to obtain financing for the Company (a "Subsequent Financing"), except where the proceeds received by the Company in connection with such offering would be used to prepay the outstanding principal balance of and all accrued interest on the January 23, 2002 notes and the April 1, 2002 note. This restriction requires the Company to obtain the prior written consent of the holders of a majority of the then outstanding principal amount of the January 23, 2002 notes and the April 1, 2002 note for any Subsequent Financing that occurs through the 270th day following the effectiveness of the respective registration statements covering the shares of common stock issuable upon conversion of the January 23, 2002 notes and the April 1, 2002 notes.

      The 2002 notes were accompanied by immediately vested and exercisable five-year warrants ("note warrants") to purchase up to an aggregate of 7,429,543 shares of common stock at an initial exercise price of $0.44064 per share. The exercise price and the number of shares of common stock underlying the note warrants are subject to anti-dilution adjustments in connection with mergers, acquisitions, stock splits, dividends and the like and in connection with future offerings of common stock or securities that are exercisable for or convertible into shares of common stock at a price per share below the then exercise price. During the first year after their issuance, the warrants are exercisable for cash. After that date and through their expiration, the warrants will be exercisable either for cash or through a reduction in the shares received upon exercise under a cashless exercise provision.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


18.   SUBSEQUENT EVENTS (CONTINUED)

      2002 SECURED CONVERTIBLE PROMISSORY NOTE OFFERINGS (CONTINUED)

      In connection with the January 23, 2002 and March 1, 2002 private placements, the Company issued to seven principals and employees of NASD-registered broker-dealer Taglich Brothers, Inc., which employees included the Company's director Robert Schroeder, immediately vested and exercisable five-year warrants to purchase up to an aggregate of 510,621 shares of common stock at an initial exercise price of $0.52877 per share. The exercise price and the number of shares of common stock underlying the warrants are subject to adjustment in connection with mergers, acquisitions, stock splits, dividends and the like and in connection with future offerings of common stock or securities that are exercisable for or convertible into shares of common stock at a price per share below the then exercise price.

      The cash proceeds of the offerings of 2002 notes and note warrants, after payment of placement agent fees, were approximately $1,923,750. The Company was required to use a portion of the proceeds from the January 23, 2002 notes to repay a $300,000 bridge loan that the Company obtained in January 2002 and to use the remaining proceeds from the 2002 notes for working capital purposes. The proceeds were used to pay down accounts payable and accrued expenses and to pay off a mature $100,000 note payable. To the extent the principal amounts of the 2002 notes are converted into shares of common stock, the Company will not have to repay these principal amounts.

      The agreements the Company entered into in connection with the 2002 note offerings include extensive customary representations, warranties and covenants. If the Company is unable to timely obtain shareholder approval of the increase in its authorized capital stock and/or to timely obtain orders of effectiveness of the registration statements from the Securities and Exchange Commission relating to the resale of the shares of common stock issuable upon conversion of the 2002 notes and note warrants, or if the Company breaches its representations, warrants or covenants or defaults under the 2002 notes for any other reason, the holders of the 2002 notes could, among other things, require the Company to pay substantial penalties, require the Company to repay the 2002 notes at a premium and/or foreclose upon their security interest in the Company's inventory. Any of these events could have a material adverse effect on the Company's business, operating results, financial condition, cash flows and ability to service the Company's other indebtedness.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


18.   SUBSEQUENT EVENTS (CONTINUED)

      EXTRAORDINARY GAIN

      In January 2002, the Company settled an account payable of approximately $974,000 for $150,000, resulting in an extraordinary gain of $695,000, net of commission.

      CONVERSION OF PREFERRED STOCK

      During February 2002, holders of shares of 2000 Series A Preferred Stock converted 12 shares of 2000 Series A Preferred Stock into an aggregate of 592,005 shares of common stock at a conversion price of $0.2027 per common share.

      SELECTION OF BOARD NOMINEES

      In April 2002, the Company granted Dolphin the opportunity to include one nominee in the slate of nominees recommended by the Company's board of directors for election by the shareholders at the Company's 2002 annual shareholders' meeting. Based upon the Company's January 2, 2001 debenture placement agreement with Taglich Brothers, Taglich Brothers also has the right, until January 2, 2004, to include one nominee in the slate of nominees recommended by the Company's board of directors for election by the Company's shareholders (see 7% Convertible Subordinated Debenture at
      Note 9).

                                INDEX TO EXHIBITS

           Exhibit
           Number    Description
           ------    -----------

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

           2.5 Bill of Sale, Assignment and General Conveyance dated April 28, 2000 made by Racon, Inc. for the benefit of the Registrant (6)

           2.6 Settlement Agreement and Release dated as of January 18, 2001 between the Registrant, Daniel A. Blattman and Racon Incorporated (6)

           2.7 Asset Purchase Agreement effective as of August 31, 2001 between the Registrant, Frank Ribelin and GDI Communications, LLC

           2.8 Asset Purchase Agreement effective as of July 26, 1999 between the Registrant, Sierra Digital Communications, Inc., T. Brent Henderson, Robert McLean, Drew Lance and Hal Tenney

           3.1 Restated and Amended Articles of Incorporation of the Registrant (2)

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

           3.8 Amendment to Article III, Section 2 of the Restated and Amended Bylaws of the Registrant effective as of June 6, 2000 (18)

           3.9 Amendment to add Section 16 to Article III of the Restated and Amended Bylaws of the Registrant effective as of September 8, 2000 (7)

           3.10 Amendment to Article III, Section 2 of the Restated and Amended Bylaws of the Registrant on August 8, 2001

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

           10.2 Manufacturing Agreement dated as of December 29, 2000 by and between the Registrant and Comtel Electronics, Inc.
                      (10)

           10.3 Distribution Agreement dated as of March 12, 2001 by and between Ingram Micro Inc. and the Registrant (10)

           10.4 Loan and Security Agreement dated as of April 2, 1999 between Celtic Capital Corporation and the Registrant (2)

           10.5 Commercial Lease dated April 12, 1999 between Mark IV Capital Properties, Inc. and the Registrant (2)

           10.6 Amendment to Compromise Agreement and Mutual Release dated December 30, 1997 by and between the Registrant, SMC Communications Group, Inc. and Shala Shashani doing business as SMC Group (1)

           10.7 Security Agreement dated December 31, 1997 by and between the Registrant and SMC Communications Group, Inc. (1)

           10.8 Secured Promissory Note dated December 30, 1997 from the Registrant in favor of Shala Shashani for $250,000 (13)

           10.9 Amendment to Security Agreement dated March 30, 1998 by and between the Registrant and SMC Group (1)

           10.10 Technology Transfer Agreement dated October 29, 1997 by and between the Registrant and SMC Communications Group, Inc. (1)

           10.11 Promissory Note dated as of January 7, 2000 from the Registrant in favor of Saunders & Parker, Inc. for $136,444.90 (4)

           10.12 Settlement Agreement and Mutual Release by and between the Registrant, Michael Armani, Harvey Bibicoff, Bibicoff & Associates, Inc., David Landau, Linda Berglas, Peter Nitz, Sandra Nitz and Paul Springer (9)

           10.13 Intercreditor Agreement by and among the Registrant, Harvey Bibicoff, Shala Shashani dba SMC Group and SMC Communications Group (9)

           10.14      1998 Stock Option Plan of the Registrant (#) (11)

           10.15      2000 Stock Option Plan of the Registrant (#) (12)

           10.16 Amendment to Section 5 of the 2000 Stock Option Plan of the Registrant (#) (13)

           10.17 Employment Offer Letter dated as of April 19, 1999 between David L. Stone and the Registrant (#) (13)

           10.18 Amendment dated as of June 27, 2001 to Secured Promissory Note dated December 30, 1997 made by the Registrant in favor of Shala Shashani for $250,000 (14)

           10.19 Common Stock Purchase Warrant dated as of June 27, 2001 issued by the Registrant to Shala Shashani (14)

           10.20 Debenture Purchase Agreement dated January 2, 2001 between the Registrant and Dolphin Offshore Partners, L.P. (15)

           10.21 7.0% Convertible Subordinated Debenture due January 2, 2003 in the principal amount of $2,115,000 made by the Registrant in favor of Dolphin Offshore Partners, L.P.
                      (15)

           10.22 Modification Agreement dated as of June 29, 2001 by and between the Registrant and Dolphin Offshore Partners, L.P.
                      (14)

           10.23      Telenetics Corporation 2001 Employee Stock Purchase Plan
                      (#) (16)

           10.24 Telenetics Corporation Amended and Restated 2001 Stock Option Plan (#) (17)

           10.25 Secured Promissory Note in the principal amount of $139,000 dated as of March 21, 2002 made by Michael A. Armani in favor of the Registrant

           10.26 Stock Pledge Agreement dated as of March 21, 2002 between Michael A. Armani and the Registrant

           10.27 Note and Warrant Purchase Agreement dated as of April 1, 2002 by and between the Registrant and Dolphin Offshore Partners, L.P.

           10.28 Secured convertible promissory note due April 1, 2005 in the principal amount of $2,115,000 made by the Registrant in favor of Dolphin Offshore Partners, L.P.

           10.29 Registration Rights Agreement dated as of April 1, 2002 by and between the Registrant and Dolphin Offshore Partners, L.P.

           10.30 Security Agreement dated as of April 1, 2002 relating to the security interest granted by the Registrant for the benefit of Dolphin Offshore Partners, L.P.

           10.31 Common Stock Purchase Warrant dated as of April 1, 2002 issued by the Registrant in favor of Dolphin Offshore Partners, L.P.

           10.32 Note and Warrant Purchase Agreement dated as of March 1, 2002 by and between the Registrant and the investors named therein

           10.33 Form of secured convertible promissory note due March 1, 2005 made by the Registrant in favor of the investors in the Registrant's March 1, 2002 private placement

           10.34 Registration Rights Agreement dated as of March 1, 2002 by and among the Registrant and the investors named therein

           10.35 Security Agreement dated as of March 1, 2002 relating to the security interest granted by the Registrant for the benefit of the secured parties named therein

           10.36 Form of common stock purchase warrant issued by the Registrant in favor of the investors in the Registrant's March 1, 2002 private placement

           10.37 Form of common stock purchase warrant issued by the Registrant in favor of the placement agent in the Registrant's March 1, 2002 private placement

           10.38 Note and Warrant Purchase Agreement dated as of January 23, 2002 by and between the Registrant and the investors named therein

           10.39 Form of senior secured convertible promissory note due January 23, 2005 made by the Registrant in favor of the investors in the Registrant's January 23, 2002 private placement

           10.40 Registration Rights Agreement dated as of January 23, 2002 by and among the Registrant and the investors named therein

           10.41 Security Agreement dated as of January 23, 2002 relating to the security interest granted by the Registrant for the benefit of the secured parties named therein

           10.42 Form of common stock purchase warrant issued by the Registrant in favor of the investors in the Registrant's January 23, 2002 private placement

           10.43 Form of common stock purchase warrant issued by the Registrant in favor of the placement agent in the Registrant's January 23, 2002 private placement

           10.44 Agreement dated as of February 11, 2002 between the Registrant and EGN B.V.

           10.45 Telenetics Corporation Stock Purchase Warrant between the Registrant and SMC Communications Group, Inc. (1)

           10.46 Letter Agreement dated as of April 1, 2002 between the Registrant and Peter E. Salas as General Partner of Dolphin Offshore Partners, L.P.

           21.1       Subsidiaries of the Registrant (8)

           23.1       Consent of Independent Certified Public Accountants

           99.1 Letter of Intent dated May 28, 1998 by and between Duquesne Light Company and the Registrant (1)

           99.2 Subcontract dated June 10, 1998 between Sargent Electric Company and the Registrant

           99.3 Marketing and Technology Agreement dated July 13, 1998 by and between the Registrant and Duquesne Light Company

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

           (13) Filed as an exhibit to the initial filing of the Registrant's Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference.

           (14) Filed as an exhibit to the Registrant's Form 10-QSB for the quarter ended June 30, 2001 and incorporated herein by reference.

           (15) Filed as an exhibit to the Registrant's Form S-3 (Registration No. 333-59830) filed with the Securities and Exchange Commission on April 30, 2001 and incorporated herein by reference.

           (16) Filed as an exhibit to the Registrant's definitive proxy statement for the 2001 annual meeting of shareholders and incorporated herein by reference.

           (17) Filed as an exhibit to the Registrant's Form S-8 (Registration No. 333-69836) filed with the Securities and Exchange Commission on September 21, 2001 and incorporated herein by reference.

           (18) Filed as an exhibit to the Registrant's Form SB-2 (Registration No. 333-82706) filed with the Securities and Exchange Commission on February 13, 2002 and incorporated herein by reference.

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 8th day of April, 2002.


                                TELENETICS CORPORATION

                                By: /s/ Shala Shashani Lutz
                                    -------------------------------------------
                                     Shala Shashani Lutz, Chairman of the Board,
                                     President and Chief Executive Officer

           In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.


         Name                                 Title                                    Date
         ----                                 -----                                    ----

/S/ SHALA SHASHANI LUTZ         Chairman of the Board, President, Chief           April 8, 2002
----------------------------    Executive Officer (principal executive officer)
Shala Shashani Lutz             and Director

/S/ DAVID L. STONE              Chief Financial Officer and Secretary             April 8, 2002
----------------------------    (principal accounting officer)
David L. Stone

/S/ MICHAEL A. ARMANI           Director                                          April 8, 2002
----------------------------
Michael A. Armani

/S/ BRADLEY L. JACOBS           Director                                          April 8, 2002
----------------------------
Bradley L. Jacobs

/S/ ROBERT SCHROEDER            Director                                          April 8, 2002
----------------------------
Robert Schroeder

/S/ H. GEORGE LEVY              Director                                          April 8, 2002
----------------------------
H. George Levy, M.D.

/S/ THOMAS POVINELLI            Director                                          April 8, 2002
----------------------------
Thomas Povinelli


                         EXHIBITS FILED WITH THIS REPORT

           Exhibit
           Number    Description
           ------    -----------

           2.7 Asset Purchase Agreement effective as of August 31, 2001 between the Registrant, Frank Ribelin and GDI Communications, LLC

           2.8 Asset Purchase Agreement effective as of July 26, 1999 between the Registrant, Sierra Digital Communications, Inc., T. Brent Henderson, Robert McLean, Drew Lance and Hal Tenney

           3.10 Amendment to Article III, Section 2 of the Restated and Amended Bylaws of the Registrant on August 8, 2001

           10.25 Secured Promissory Note in the principal amount of $139,000 dated as of March 21, 2002 made by Michael A. Armani in favor of the Registrant

           10.26 Stock Pledge Agreement dated as of March 21, 2002 between Michael A. Armani and the Registrant

           10.27 Note and Warrant Purchase Agreement dated as of April 1, 2002 by and between the Registrant and Dolphin Offshore Partners, L.P.

           10.28 Secured convertible promissory note due April 1, 2005 in the principal amount of $2,115,000 made by the Registrant in favor of Dolphin Offshore Partners, L.P.

           10.29 Registration Rights Agreement dated as of April 1, 2002 by and between the Registrant and Dolphin Offshore Partners, L.P.

           10.30 Security Agreement dated as of April 1, 2002 relating to the security interest granted by the Registrant for the benefit of Dolphin Offshore Partners, L.P.

           10.31 Common Stock Purchase Warrant dated as of April 1, 2002 issued by the Registrant in favor of Dolphin Offshore Partners, L.P.

           10.32 Note and Warrant Purchase Agreement dated as of March 1, 2002 by and between the Registrant and the investors named therein

           10.33 Form of secured convertible promissory note due March 1, 2005 made by the Registrant in favor of the investors in the Registrant's March 1, 2002 private placement

           10.34 Registration Rights Agreement dated as of March 1, 2002 by and among the Registrant and the investors named therein

           10.35 Security Agreement dated as of March 1, 2002 relating to the security interest granted by the Registrant for the benefit of the secured parties named therein

           10.36 Form of common stock purchase warrant issued by the Registrant in favor of the investors in the Registrant's March 1, 2002 private placement

           10.37 Form of common stock purchase warrant issued by the Registrant in favor of the placement agent in the Registrant's March 1, 2002 private placement

           10.38 Note and Warrant Purchase Agreement dated as of January 23, 2002 by and between the Registrant and the investors named therein

           10.39 Form of senior secured convertible promissory note due January 23, 2005 made by the Registrant in favor of the investors in the Registrant's January 23, 2002 private placement

           10.40 Registration Rights Agreement dated as of January 23, 2002 by and among the Registrant and the investors named therein

           10.41 Security Agreement dated as of January 23, 2002 relating to the security interest granted by the Registrant for the benefit of the secured parties named therein

           10.42 Form of common stock purchase warrant issued by the Registrant in favor of the investors in the Registrant's January 23, 2002 private placement

           10.43 Form of common stock purchase warrant issued by the Registrant in favor of the placement agent in the Registrant's January 23, 2002 private placement

           10.44 Agreement dated as of February 11, 2002 between the Registrant and EGN B.V.

           10.46 Letter Agreement dated as of April 1, 2002 between the Registrant and Peter E. Salas as General Partner of Dolphin Offshore Partners, L.P.

           23.1       Consent of Independent Certified Public Accountants

           99.2 Subcontract dated June 10, 1998 between Sargent Electric Company and the Registrant

           99.3 Marketing and Technology Agreement dated July 13, 1998 by and between the Registrant and Duquesne Light Company