Form 10QSB
period 2002-03-31
TELENETICS CORP
filed 2002-05-15
CIK 810018

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended MARCH 31, 2002

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

         As of May 10, 2002, there were 27,994,677 shares of Telenetics Corporation common stock outstanding.

         Transitional Small Business Disclosure Format: Yes | | No |X|

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             TELENETICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002
                                   (UNAUDITED)


                                     ASSETS
                                     ------

Current assets:
   Cash                                                             $    17,019
   Accounts receivable, net of allowance for doubtful
     accounts of $309,040                                             1,822,562
   Inventories                                                        6,841,999
   Prepaid expenses and other current assets                            147,139
                                                                    ------------

Total current assets                                                  8,828,719

Property, plant and equipment, net                                      852,710
Debt offering costs, net of accumulated amortization of $902,826      1,057,268
Investments in technology and other intangible assets, net of
  accumulated amortization of $163,084                                  250,921
Other assets                                                             59,517
                                                                    ------------

                                                                    $11,049,135
                                                                    ============

     See accompanying notes to condensed consolidated financial statements.

                               TELENETICS CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
                                   MARCH 31, 2002
                                     (UNAUDITED)

                        LIABILITIES AND SHAREHOLDERS' EQUITY
                        ------------------------------------

Current liabilities:
  Bank overdraft                                                       $    241,691
  Related party debt                                                        437,692
  Notes payable, net of discount                                            693,708
  Current portion of convertible subordinated debt, net of current
     discount of $395,915                                                 2,224,610
  Current portion of obligation under capital leases                         32,598
  Accounts payable, including $2,409,800 due to Corlund Electronics       4,160,455
  Accrued expenses                                                        1,489,281
  Advance payments from customers                                            87,031
                                                                       -------------

Total current liabilities                                                 9,367,066

Convertible subordinated debt, total principal amount of $4,870,525, less current portion and net of long-term discount
    of $1,497,452                                                           752,548
Obligation under capital leases, less current portion                        14,565
                                                                       -------------

Total liabilities                                                        10,134,179
                                                                       -------------

Commitments and contingencies
Subsequent events

Series A Convertible Preferred Stock; issued and
     outstanding 3 shares (aggregate liquidation
     of preference of $30,000)                                               27,961
                                                                       -------------

Shareholders' equity:
  Preferred stock, no par value. Authorized 5,000,000 shares;
     3 shares issued and outstanding                                             --
  Common stock, no par value. Authorized 50,000,000 shares; issued
     and outstanding 27,984,317 shares                                   36,109,712
  Subscriptions receivable                                                  (38,000)
  Receivable from related party                                            (139,000)
  Unearned compensation                                                    (213,816)
  Accumulated deficit                                                   (34,831,901)
                                                                       -------------

Total shareholders' equity                                                  886,995
                                                                       -------------

                                                                       $ 11,049,135
                                                                       =============

       See accompanying notes to condensed consolidated financial statements.

                                TELENETICS CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                      (UNAUDITED)

                                                          Three Months    Three Months
                                                             Ended           Ended
                                                         March 31, 2002  March 31, 2001
                                                         -------------   -------------
Net sales                                                $  4,241,167    $  1,938,749
Cost of sales                                               2,862,165       1,531,448
                                                         -------------   -------------

Gross profit                                                1,379,002         407,301
Operating expenses:
   Selling, general and administrative                      1,231,070       2,032,680
   Engineering and product development                        289,767         527,004
                                                         -------------   -------------

Loss from operations                                         (141,835)     (2,152,383)

Interest expense                                             (597,561)       (411,960)
                                                         -------------   -------------

Loss before extraordinary gains and income taxes             (739,396)     (2,564,343)
Extraordinary gains                                           713,279              --
                                                         -------------   -------------

Loss before income taxes                                      (26,117)     (2,564,343)

Income taxes                                                      800             800
                                                         -------------   -------------

Net loss                                                 $    (26,917)   $ (2,565,143)
                                                         =============   =============

Loss per common share:
   Before extraordinary gain                             $       (.03)   $       (.16)
   Extraordinary gain                                             .03              --
                                                         -------------   -------------
                                                         $       (.00)   $       (.16)
                                                         =============   =============
Common shares used in computing loss per common share:
     Basic and diluted                                     27,592,099      16,604,209
                                                         =============   =============

        See accompanying notes to condensed consolidated financial statements.

                                                 TELENETICS CORPORATION
                           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                            THREE MONTHS ENDED MARCH 31, 2002
                                                       (UNAUDITED)

                                                                                                            Receivable
                                         Preferred Stock               Common Stock                            from
                                  ----------------------------  --------------------------- Subscription     Related
                                      Shares        Amount          Shares        Amount     Receivables      Party
                                  -------------  -------------  ------------- ------------- -------------  -------------
Balance at December 31, 2001                --   $         --     27,373,423  $ 34,219,815  $    (39,500)  $   (139,000)

Stock issued upon conversion of
   Series A (2000) Preferred
   Stock                                    --             --        592,005       102,436            --             --

Stock issued in satisfaction of
   accounts payable                         --             --         18,889         8,500            --             --

Compensation for non-employee
   stock options and warrants               --             --             --        87,982            --             --

Amortization of unearned
   compensation                             --             --             --            --            --             --

Subscription receivable for
   accrued expenses                         --             --             --            --         1,500             --


Beneficial conversion feature of
   convertible subordinated debt            --             --             --       787,688            --             --

Warrants issued in connection
   with subordinated debt
   transaction                              --             --             --       903,291            --             --

Net loss                                    --             --             --            --            --             --
                                  -------------  -------------  ------------- ------------- -------------  -------------

Balance at March 31, 2002                   --   $         --     27,984,317  $ 36,109,712  $    (38,000)  $   (139,000)
                                  =============  =============  ============= ============= =============  =============

(CONTINUED BELOW)

                                    Unearned      Accumulated
                                  Compensation      Deficit         Total
                                  -------------  -------------  -------------

Balance at December 31, 2001      $   (284,013)  $(34,804,984)  $ (1,047,682)

Stock issued upon conversion of
   Series A (2000) Preferred
   Stock                                    --             --        102,436

Stock issued in satisfaction of
   accounts payable                         --             --          8,500

Compensation for non-employee
   stock options and warrants               --             --         87,982

Amortization of unearned
   compensation                         70,197             --         70,197

Subscription receivable for
   accrued expenses                         --             --          1,500


Beneficial conversion feature of
   convertible subordinated debt            --             --        787,688

Warrants issued in connection
   with subordinated debt
   transaction                              --             --        903,291

Net loss                                    --        (26,917)       (26,917)
                                  -------------  -------------  -------------

Balance at March 31, 2002         $   (213,816)  $(34,831,901)  $    886,995
                                  =============  =============  =============

     See accompanying notes to condensed consolidated financial statements.

                                            TELENETICS CORPORATION
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                MARCH 31, 2002
                                                  (UNAUDITED)

                                                                               Three Months      Three Months
                                                                                  Ended             Ended
                                                                              March 31, 2002    March 31, 2001
                                                                               ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                    $   (26,917)      $(2,565,143)
   Adjustments to reconcile net loss to net cash used in
     operations:
       Depreciation and amortization                                               589,528           425,587
       Compensation for non-employee stock options                                  87,982           141,939
       Amortization of unearned compensation for employee
         options                                                                    70,197            70,198
       Provision for doubtful accounts                                                  --          (113,525)
       Extraordinary gains                                                        (713,279)               --
       Stock issued for litigation settlements                                          --           156,200
   Changes in operating assets and liabilities, net of business acquisition:
       Accounts receivable                                                      (2,684,984)         (140,518)
       Inventories                                                                (370,013)         (241,035)
       Prepaid expenses and other current assets                                     2,347           (62,930)
       Other assets                                                                     (2)           (7,809)
       Accounts payable                                                          1,215,076           373,645
       Accrued expenses                                                            301,387          (367,863)
       Advance payments from customers                                             (25,725)          304,762
                                                                               ------------      ------------

Net cash used in operating activities                                           (1,554,403)       (2,026,492)
                                                                               ------------      ------------

                    See accompanying notes to condensed consolidated financial statements.

                                    TELENETICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                        MARCH 31, 2002
                                         (UNAUDITED)

                                                              Three Months       Three Months
                                                             Ended March 31,    Ended March 31,
                                                                  2002               2001
                                                              ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                             (8,600)           (12,969)
   Payments for certain Motorola products                              --         (1,785,624)
   Cash received from the Corlund Electronics agreement                --          1,465,000
   Patent and trademark costs                                          --             (4,258)
   Amounts advanced to related parties                                 --            (22,864)
                                                              ------------       ------------
Net cash used in investing activities                              (8,600)          (360,715)
                                                              ------------       ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank overdraft                                                (104,115)            60,482
   Net payments on revolving line of credit                            --            (63,222)
   Repayments of obligation under capital leases                   (8,738)           (16,123)
   Repayments of notes payable                                   (554,914)                --
   Proceeds of convertible promissory notes, net                1,885,040          1,941,000
   Proceeds of notes payable                                      300,000            325,000
   Net repayments of related party debt                           (20,905)                --
                                                              ------------       ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                       1,496,368          2,247,137
                                                              ------------       ------------

NET DECREASE IN CASH                                              (66,635)          (140,070)
   Cash, beginning of period                                       83,654            144,690
                                                              ------------       ------------
   Cash, end of period                                        $    17,019        $     4,620
                                                              ============       ============

            See accompanying notes to condensed consolidated financial statements.

                                        TELENETICS CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                            MARCH 31, 2002
                                             (UNAUDITED)

                                                                     Three Months      Three Months
                                                                    Ended March 31,   Ended March 31,
                                                                         2002              2001
                                                                     ------------      -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
   Interest                                                          $   217,606       $   85,844
                                                                     ============      ===========

   Income taxes                                                      $       800       $      800
                                                                     ============      ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
   Issuance of common stock upon conversion of 2000 Series A
     Preferred Stock                                                 $   102,436       $       --
                                                                     ============      ===========
   Issuance of common stock upon conversion of debt                  $        --       $   94,343
                                                                     ============      ===========
   Issuance of common stock for litigation settlements               $        --       $  156,200
                                                                     ============      ===========
   Warrants issued in connection with issuance of promissory
     notes                                                           $   903,291       $       --
                                                                     ============      ===========
   Issuance of common stock in connection with acquisition           $        --       $  168,800
                                                                     ============      ===========
   Acquisition of inventory and equipment in connection with
     Motorola Sunrise Series(TM) agreement in exchange for debt      $        --       $3,591,111
                                                                     ============      ===========
   Inventory transferred in connection with Corlund
     Electronics agreement in exchange for receivable                $        --       $  833,011
                                                                     ============      ===========
   Issuance of common stock in satisfaction of accrued
     directors compensation                                          $     8,500               --
                                                                     ============      ===========
   Reinvestment of notes payable into convertible
     subordinated debt offering                                      $   112,500               --
                                                                     ============      ===========
   Beneficial conversion feature of convertible subordinated
     debt                                                            $   787,688               --
                                                                     ============      ===========
   Accounts receivable assigned to Corlund Electronics in
     satisfaction of accounts payable                                $ 2,103,945               --
                                                                     ============      ===========
   Reduction in subscriptions receivable in satisfaction of
     accrued expenses                                                $     1,500               --
                                                                     ============      ===========

                See accompanying notes to condensed consolidated financial statements.

                             TELENETICS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION AND BUSINESS

         The accompanying condensed consolidated financial statements have been prepared by Telenetics Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included in these notes and the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary to fairly state the financial position as of March 31, 2002 and the results of operations and cash flows for the related interim periods ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or for any other period.

         The accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed on April 9, 2002 as part of the Company's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

         Certain reclassifications have been made to the March 31, 2001 financial statements to be consistent with the March 31, 2002 presentation.

2.       LIQUIDITY

         As of March 31, 2002, the Company had a working capital deficiency of $538,347 and an accumulated deficit of $34,831,901. The Company used $1,554,403 of cash in operations during the three months ended March 31, 2002. The Company incurred a loss from operations of $141,835 during the three months ended March 31, 2002. There is a substantial likelihood that the Company will be required to obtain equity and/or debt financing in order to continue to operate. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

         The Company has been, and currently is, working toward identifying and obtaining a new credit facility. However, the Company does not currently have any commitments for additional financing other than an arrangement with California Bank & Trust, a subsidiary of Zions Bancorporation, that the Company entered into in January 2002. The arrangement involves a financing plan designed to facilitate the ability of resellers of the Company's networking products to purchase and stock the Company's products on credit while the Company receives full payment upon shipment of the Company's products to those resellers. Under the arrangement, an eligible reseller that posts a letter of credit in favor California Bank & Trust is given up to six months' payment terms with no interest charge. The Company anticipates that its costs under the arrangement will amount to less than 6% per annum of the amounts advanced. Approvals and fundings under the arrangement are documented on a case-by-case basis.

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2002
                                   (UNAUDITED)


California Bank & Trust has not limited the amount of financing available under the arrangement or established a set term during which the financing may be offered. Company personnel have been trained on the operating procedures of the arrangement by California Bank & Trust. As of May 9, 2002, the Company had started processing on orders for an aggregate amount of $147,000, and the Company had received approvals on $62,400 of those orders, which have shipped and are pending payment. The Company anticipates that this arrangement will encourage the Company's resellers to expand their inventory of the Company's products, which will help those resellers to be more responsive to their customers' needs and will increase the Company's revenues and improve the Company's operating cash flows. However, at this time the Company cannot predict the magnitude of the benefits, if any, that actually will arise from this arrangement.

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

3.       2002 SECURED CONVERTIBLE PROMISSORY NOTE OFFERINGS

         Effective January 23, 2002, the Company issued $2,087,500 in principal amount of senior secured convertible promissory notes due January 23, 2005 to thirteen accredited investors in exchange for $1,975,000 cash (before commissions and expenses totaling $236,210), the cancellation of the $75,000 principal balance of the 6.5% Debenture and the cancellation of the $37,500 principal balance of another outstanding promissory note (see Note 8). Effective March 1, 2002, the Company issued $162,500 in principal amount of secured convertible promissory notes due March 1, 2005 to five accredited investors (before commissions totaling $16,250).

         The Company granted the holders of the January 23, 2002 notes and the March 1, 2002 notes (collectively, the "2002 notes") a continuing security interest in all of the Company's inventory. The agreements the Company entered into in connection with the offerings of 2002 notes require the Company to, among other things, increase the authorized number of shares of its common stock to cover the shares issuable upon conversion of the 2002 notes and upon exercise of the note warrants no later than May 20, 2002 and to register those shares for resale no later than 120 days following the respective issuance dates of the 2002 notes.

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

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2002
                                   (UNAUDITED)

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

         The January 23, 2002 agreements restrict the Company's ability to enter into any subsequent offer or sale to, or exchange with (or other type of distribution to), any third party, of common stock or any securities convertible, exercisable or exchangeable into common stock, including convertible and non-convertible debt securities, the primary purpose of which would be to obtain financing for the Company (a "Subsequent Financing"), except where the proceeds received by the Company in connection with such offering would be used to prepay the outstanding principal balance of and all accrued interest on the January 23, 2002 notes. This restriction requires the Company to obtain the prior written consent of the holders of a majority of the then outstanding principal amount of the January 23, 2002 notes for any Subsequent Financing that occurs through the 270th day following the effectiveness of the registration statement covering the shares of common stock issuable upon conversion of the January 23, 2002 notes.

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2002
                                   (UNAUDITED)

         The 2002 notes were accompanied by immediately vested and exercisable five-year investor warrants ("investor warrants") to purchase up to an aggregate of 3,829,665 shares of common stock at an initial exercise price of $0.44064 per share. The exercise price and the number of shares of common stock underlying the investor warrants are subject to anti-dilution adjustments in connection with mergers, acquisitions, stock splits, dividends and the like and in connection with future offerings of common stock or securities that are exercisable for or convertible into shares of common stock at a price per share below the then exercise price. During the first year after their issuance, the warrants are exercisable for cash. After that date and through their expiration, the warrants will be exercisable either for cash or through a reduction in the shares received upon exercise under a cashless exercise provision. The Company ascribed an estimated fair value of the investor warrants in the aggregate amount of $787,688 based on a Black Scholes valuation model, and accordingly, discounted the balance of the 2002 notes as of the date of issuance, which is being recognized as additional interest expense from the date of issuance to the maturity date.

         In connection with the January 23, 2002 and March 1, 2002 private placements, the Company issued to seven principals and employees of NASD-registered broker-dealer Taglich Brothers, Inc., which employees included the Company's director Robert Schroeder, immediately vested and exercisable five-year warrants to purchase up to an aggregate of 510,621 shares of common stock at an initial exercise price of $0.52877 per share. The exercise price and the number of shares of common stock underlying the warrants are subject to adjustment in connection with mergers, acquisitions, stock splits, dividends and the like and in connection with future offerings of common stock or securities that are exercisable for or convertible into shares of common stock at a price per share below the then exercise price. The Company ascribed an estimated fair value to the placement warrants in the aggregate amount of $115,603, based on a Black Scholes valuation model and, accordingly, capitalized this amount as part of deferred debt offering costs as of the date of issuance. Deferred debt offering costs are recognized as additional interest expense over the life of the 2002 notes, of which $23,005 was amortized to interest expense during the three months ended March 31, 2002.

         Based on Emerging Issues Task Force Issue No. 00-27, the issuance of warrants with convertible debt creates a beneficial conversion feature. The Company determined the value of the beneficial conversion feature of the 2002 notes to be $787,688 and, accordingly, discounted the balance of the 2002 notes as of the date of issuance based on the initial conversion price of $0.44064. If the alternate conversion price becomes applicable, the value of the beneficial conversion feature will be re-determined. The beneficial conversion feature is being amortized from the date of issuance to the maturity date, of which $38,962 was amortized to interest expense during the three months ended March 31, 2002.

         The cash proceeds of the offerings of 2002 notes and investor warrants, after payment of placement agent fees, were approximately $1,885,040. The Company was required to use a portion of the proceeds from the January 23, 2002 notes to repay a $300,000 bridge loan that the Company obtained in January 2002 and to use the remaining proceeds from the 2002 notes for working capital purposes. The proceeds were used to pay down accounts payable and accrued expenses and to pay off a mature $100,000 note payable. To the extent the principal amounts of the 2002 notes are converted into shares of common stock, the Company will not have to repay these principal amounts.

         The agreements the Company entered into in connection with the 2002 note offerings include extensive customary representations, warranties and covenants. If the Company is unable to timely obtain shareholder approval of the increase in its authorized capital stock and/or to timely obtain orders of effectiveness of the registration statements from the Securities and Exchange

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2002
                                   (UNAUDITED)

Commission relating to the resale of the shares of common stock issuable upon conversion of the 2002 notes and investor warrants, or if the Company breaches its representations, warrants or covenants or defaults under the 2002 notes for any other reason, the holders of the 2002 notes could, among other things, require the Company to pay substantial penalties, require the Company to repay the 2002 notes at a premium and/or foreclose upon their security interest in the Company's inventory. Any of these events could have a material adverse effect on the Company's business, operating results, financial condition, cash flows and ability to service the Company's other indebtedness.

4.       INVENTORIES

         Inventories consist of the following:

                                       March 31, 2002
                                        -----------

                  Raw materials         $3,866,855
                  Work-in-process          775,856
                  Finished goods         2,199,288
                                        -----------
                                        $6,841,999
                                        ===========

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2002
                                   (UNAUDITED)

5.       COMMITMENTS

MOTOROLA SUNRISE SERIES(TM) AGREEMENT

         On December 29, 2000, the Company entered into a Manufacturing License and Distribution Agreement ("Motorola Agreement"), with Motorola, Inc., through Motorola's Multiservice Networks Division. Under the terms of the Motorola Agreement, the Company obtained from Motorola a ten-year non-exclusive license to manufacture, market and further develop a series of Motorola commercial-grade analog and digital data transmission and network access products. The Company has chosen to distribute these products under the name Sunrise Series(TM) through a worldwide network of certified resellers, system integrators, partners, original equipment manufacturers and other distribution channels, many of which are part of a worldwide distribution network developed by Motorola in connection with sales of its products, including the commercial-grade analog and digital transmission and network access products that were licensed to the Company through the Motorola Agreement. In exchange for the license relating to the Sunrise Series(TM) products, the Company has agreed, among other things, to make royalty payments to Motorola on sales of the licensed products during the two-year period that began on December 29, 2000. The Company incurred obligations for royalties under the agreement of approximately $49,100 during the three months ended March 31, 2002, which obligations were accrued but not paid as of March 31, 2002 pursuant to the payment terms of the agreement. Pursuant to the Motorola Agreement, the Company acquired inventories with an approximate value of $5,000,000 and property and equipment with an approximate value of $543,000. The Company took delivery of these assets during the three months ended March 31, 2001. As of December 31, 2001, the Company had fulfilled its obligations to acquire inventory in accordance with the terms of the Motorola Agreement. The Company entered in the Manufacturing Agreement with Corlund Electronics described below under the heading "Corlund Electronics Agreement" to facilitate the manufacture of certain of the products covered by the Motorola Agreement.

         During the three months ended March 31, 2002 the Company received inventories relating to the products covered by the Motorola Agreement having an approximate value of $1,836,000. This inventory is not covered by the Motorola Agreement and the Company has not yet negotiated the acquisition of it with Motorola. Accordingly, the Company has not recorded the acquisition of this additional inventory and is holding it on a consignment basis.

CORLUND ELECTRONICS AGREEMENT

         On December 29, 2000, the Company entered into a Manufacturing Agreement ("Corlund Electronics Agreement") with Corlund Electronics, Inc. (formerly Comtel Electronics, Inc.), a privately-held manufacturer based in Tustin, California. Under the Corlund Electronics Agreement, Corlund Electronics agreed to act as a turnkey contract manufacturer of the majority of the Sunrise Series(TM) commercial-grade data transmission and network access products that the Company licenses from Motorola. As part of this arrangement, Corlund Electronics has agreed to perform component purchasing, full product assembly, testing and preparation for shipment of both base products, which are of a generic type and are identical, and final products, which are specially configured or modified to fill a particular customer order or need. The Company sold to Corlund Electronics $385,000 of the equipment that the Company purchased from Motorola for the purpose of manufacturing the Sunrise Series(TM) products. In addition, the Company is loaning to Corlund Electronics testing equipment needed in the manufacturing process. Through March 31, 2002, the Company had sold to Corlund Electronics a net of approximately $4,178,000 of the $5,000,000

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2002
                                   (UNAUDITED)

of inventory and components, at cost, that the Company purchased from Motorola. The Company has also acquired inventory and components from other venders which it holds and sells to Corlund at costs in order to support the manufacture of the Sunrise Series(TM) products. As of that date, the Company had a balance of approximately $887,000 due from Corlund Electronics pursuant to these sales, which balance is included in accounts receivable.

         The Corlund Electronics Agreement provides that during each month beginning the third calendar month after commencement of manufacture of products by Corlund Electronics and continuing through the expiration or earlier termination of the Corlund Electronics Agreement, the Company will purchase from Corlund Electronics a minimum of $1,000,000 per month of Sunrise Series(TM) and other products manufactured by Corlund Electronics for the Company. The Corlund Electronics Agreement has an initial term of three years, expiring December 29, 2003, with automatic one-year renewals unless either party provides written notice of termination to the other party at least 180 days prior to the expiration of the then current term. As of March 31, 2002, $2,409,800 was due to Corlund Electronics from the Company as a result of product purchases. In September 2001, the Company entered into an arrangement with Corlund Electronics regarding the assignment of accounts receivable to Corlund Electronics, the collection of those accounts receivable and the security interests in those accounts receivable. Through March 31, 2002, the Company discharged approximately $7,700,000 of its obligation resulting from product purchases from Corlund Electronics by assigning certain of the Company's accounts receivable to Corlund Electronics, subject to collection of the assigned receivables. At March 31, 2002, approximately $2,165,000 of the assigned receivables had not been collected by Corlund Electronics. This amount has been reflected as a decrease to accounts payable and to the related amounts due to Corlund Electronics in the consolidated balance sheet.

         The Company has agreed to purchase from Corlund Electronics certain of the materials that Corlund Electronics purchases from its vendors for the manufacture of the Sunrise Series(TM) products to the extent Corlund Electronics does not use those materials in the manufacture of the Sunrise Series(TM) products and is unable to return those materials to its vendors. At March 31, 2002, the dollar value of materials that the Company would have been committed to purchase from Corlund Electronics if Corlund Electronics had been unable to use those materials was approximately $369,000.

6.       LITIGATION

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

7.       EARNINGS (LOSS) PER COMMON SHARE

         Basic earnings (loss) per common share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted from the dilutive potential effect of common stock instruments. Basic and diluted loss per share are the same for both periods presented because the effects of all common stock equivalents are anti-dilutive.

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2002
                                   (UNAUDITED)

         The following table illustrates the computation of basic and diluted loss per share:

                                                            THREE MONTHS        THREE MONTHS
                                                               ENDED               ENDED
                                                           MARCH 31, 2002      MARCH 31, 2001
                                                           -------------       -------------
         NUMERATOR:
         Net loss before extraordinary gains               $   (739,396)       $ (2,564,343)
         Less: Preferred stock beneficial conversion
               feature (Note 10)                                     --             (41,731)
                                                           -------------       -------------

         Loss applicable to common shareholders
            before extraordinary gains                         (739,396)         (2,606,074)

         Extraordinary gains                                    713,279                  --
         Income taxes                                              (800)               (800)
                                                           -------------       -------------

         Loss applicable to common shareholders            $    (26,917)       $ (2,606,874)
                                                           =============       =============

         DENOMINATOR:
         Weighted average number of common shares
            outstanding during the period                    27,592,099          16,604,209
                                                           =============       =============

         Loss per common share:
            Before extraordinary gains                     $      (0.03)       $      (0.16)
            Extraordinary gains                                    0.03                  --
                                                           -------------       -------------

                  Basic and diluted                        $      (0.00)       $      (0.16)
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

8.       CONVERTIBLE SUBORDINATED DEBT

7% CONVERTIBLE SUBORDINATED DEBENTURE

         On January 2, 2001, the Company issued a 7% Convertible Subordinated Debenture due January 2, 2003 in the principal amount of $2,115,000 ("Dolphin Debenture") in a private offering to Dolphin Offshore Partners, L.P. At the election of the holder, the Dolphin Debenture was convertible into shares of the Company's common stock. The conversion price initially was $0.67 per share, which was at a discount to the market price of the Company's common stock on the date of issuance of the Dolphin Debenture. The Dolphin Debenture contained anti-dilution provisions under which the conversion price was to be adjusted upon a stock split, stock dividend, recapitalization or similar transactions, or upon issuance by the Company of common stock or securities convertible into or exchangeable for common stock at a price lower than the conversion price of the Dolphin Debenture. In most cases where the Company issued common stock or securities convertible into or exchangeable for common stock at a price per

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2002
                                   (UNAUDITED)

share that was lower than the conversion price of the Dolphin Debenture, the conversion price of the Dolphin Debenture was adjusted downward to the lower price. The Company had the right to force conversion of the Dolphin Debenture after August 2, 2001 if at the time the Company desired to force conversion, the registration statement covering the shares of common stock underlying the Dolphin Debenture was effective and the average of the closing bid price per share for 20 consecutive trading days ending five days prior to the date of forced conversion was at least $2.00. Dolphin had the right to accelerate maturity of the Dolphin Debenture upon a change in control of the Company.

         In addition to issuing the Dolphin Debenture, on January 22, 2001, the Company issued a note in the principal amount of $325,000 to Dolphin in a private offering.

         Effective June 29, 2001, the Company entered into a note modification agreement with Dolphin. Under the agreement, Dolphin waived any default by the Company under the Dolphin Debenture that had occurred or may occur through September 30, 2001. In addition, interest rates and payment dates on the Dolphin Debenture and the two outstanding notes due to Dolphin were revised. Effective July 1, 2001, the interest rate of the Dolphin Debenture increased to 10% per annum, and the payment dates changed from semi-annual payments of interest in arrears on January 2 and July 2 of each year to quarterly payments in arrears on March 2, June 2, September 2 and December 2 of each year. If the Company failed to make a quarterly interest payment within 15 days after it was due, then the interest rate for that quarterly period was to increase to 15% per annum. The maturity date of the $325,000 note was extended from April 22, 2001 to July 2, 2002. Also, the interest rate of the $325,000 note increased from 12% to 15% per annum for the period from October 1, 2001 to December 31, 2001, and increased from 15% to 18% per annum commencing on January 1, 2002. Effective July 1, 2001, the interest rate of a $250,000 note due to Dolphin increased from 10% to 15% per annum, and the Company would have been eligible for a waiver of interest that was scheduled to accrue on that note from January 1, 2002 to April 10, 2002 if the Company had prepaid the outstanding principal balance of the note on or before April 1, 2002 after providing advance notice to Dolphin of the Company's intent to prepay the balance.

         The conversion feature of the Dolphin Debenture is characterized as a "beneficial conversion feature." Pursuant to Emerging Issues Task Force Issue No. 00-27, the Company determined that the value of the beneficial conversion feature of the Dolphin Debenture was $943,858. Accordingly, the Company discounted the balance of the Dolphin Debenture as of the date of issuance. The beneficial conversion feature was being amortized from the date of issuance to the maturity date of January 2, 2003, of which $117,982 was amortized to interest expense during the three months ended March 31, 2002. The Dolphin Debenture was reinvested in the Company's April 1, 2002 secured convertible promissory note offering (see Notes 3 and 12).

         In connection with the Dolphin Debenture offering, the Company issued to Taglich Brothers, Inc., the placement agent, five-year warrants ("Dolphin Placement Warrants") to purchase up to 350,000 shares of the Company's common stock at an initial exercise price of $0.80 per share. The Company ascribed an estimated fair value to the Dolphin Placement Warrants in the aggregate amount of $172,262, based on a Black Scholes valuation model and, accordingly, capitalized this amount as part of deferred debt offering costs as of the date of issuance. Deferred debt offering cost was recognized as additional interest expense over the life of the Dolphin Debenture, of which $137,099 was amortized to interest expense during the three months ended March 31, 2002. The Company also granted Taglich Brothers the right, until January 2, 2004, to include one nominee in the slate of nominees recommended by the Company's board of directors for election by the Company's shareholders.

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2002
                                   (UNAUDITED)

         The Dolphin Placement Warrants contain anti-dilution provisions under which their exercise price and number of underlying shares of common stock are adjusted upon a stock split, stock dividend, recapitalization or similar transaction, or upon issuance by the Company of common stock or securities convertible into or exchangeable for common stock at a price lower than the exercise price of the Dolphin Placement Warrants. In cases where the Company issues securities convertible into or exchangeable for common stock at a price per share that is lower than the exercise price of the Dolphin Placement Warrants, the exercise price of the Dolphin Placement Warrants is to be adjusted downward to 120% of the lower price, and the number of shares underlying the Dolphin Placement Warrants is to be adjusted upward by multiplying the number of shares underlying the Dolphin Placement Warrants prior to the adjustment by the exercise price of the Dolphin Placement Warrants prior to the adjustment, and then dividing that product by the exercise price that results from the adjustment. As of March 31, 2002, the exercise price of the Dolphin Placement Warrants had been adjusted to $0.243 per share following the Company's issuance of shares of common stock at a price of $0.2027 per share upon conversion of shares of 2000 Series A Convertible Preferred Stock in June, 2001. The Company ascribed an estimated fair value to the repricing of the Dolphin Placement Warrants in the aggregate amount of $369,208 based on a Black Scholes valuation model and, accordingly, capitalized the additional valuation as deferred debt offering costs as of the date of repricing. Such additional deferred cost was recognized as additional interest expense over the remaining life of the Dolphin Debenture, of which $58,297 was amortized to interest expense during the three months ended March 31, 2002.

6.5% JUNIOR CONVERTIBLE SUBORDINATED DEBENTURE

         On January 23, 2001, the Company issued a 6.5% Convertible Subordinated Debenture due January 23, 2003 ("6.5% Debenture") in the principal amount of $75,000 to Michael N. Taglich. The 6.5% Debenture was assigned to Tag Kent Partners, a partnership of which Mr. Taglich is the general partner. The 6.5% Debenture bore interest at 6.5% per annum, which interest was payable on a quarterly basis and was to be increased to 15% per annum if the Company failed to make a quarterly interest payment within 15 days after an interest payment due date. At the election of the holder, the 6.5% Debenture was convertible into shares of the Company's common stock. The conversion price initially was $0.68 per share, which conversion price was at a discount to the market price of the Company's common stock on the date of issuance of the 6.5% Debenture. The 6.5% Debenture contained anti-dilution provisions under which the conversion price is to be adjusted upon a stock split, stock dividend, recapitalization or similar transactions, or upon issuance by the Company of common stock or securities convertible into or exchangeable for common stock at a price lower than the conversion price of the 6.5% Debenture. In most cases where the Company issued common stock or securities convertible into or exchangeable for common stock at a price per share that is lower than the conversion price of the 6.5% Debenture, the conversion price of the 6.5% Debenture was to be adjusted downward to the lower price. The Company was entitled to force conversion of the 6.5% Debenture after August 23, 2001 if at the time the Company desired to force conversion, the registration statement covering the shares of common stock underlying the 6.5% Debenture was effective and the average of the closing bid price per share for 20 consecutive trading days ending five days prior to the date of forced conversion was at least $2.00. If there was a change of control of the Company, the holder was entitled to elect to accelerate maturity of the 6.5% Debenture.

         During 2001, the Company defaulted on certain other promissory notes, which defaults caused the Company to be in default under the 6.5% Debenture. All of these defaults had been cured by September 30, 2001. The holder of the 6.5% Debenture waived any default that had occurred through September 30, 2001.

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2002
                                   (UNAUDITED)

         The Company determined the value of the beneficial conversion feature of the 6.5% Debenture to be $59,449 and, accordingly, discounted the balance of the 6.5% Debenture as of the date of issuance. The beneficial conversion feature was being amortized from the date of issuance to the maturity date of January 23, 2003, of which $4,573 was amortized to interest expense during the three months ended March 31, 2002. The 6.5% Debenture was reinvested in the Company's January 23, 2002 secured convertible promissory note offering (see Note 3). In connection with this reinvestment the unamortized balance of the valuation of $29,725 was charged to expense.

         In connection with the offering of the 6.5% Debenture, the Company issued to the placement agent five-year warrants to purchase up to 11,209 shares of the Company common stock at an initial exercise price of $0.81 per share (the "Taglich II Warrants"). The Company ascribed an estimated fair value to the Taglich II Warrants in the aggregate amount of $8,094, based on a Black Scholes valuation model and, accordingly, capitalized this amount as part of deferred debt offering costs as of the date of issuance. Deferred debt offering cost is recognized as additional interest expense over the life of the 6.5% Debenture, of which $1,200 was amortized to interest expense during the three months ended March 31, 2002. In connection with the reinvestment of the 6.5% Debenture in the Company's January 23, 2002 secured convertible promissory note offering (see
Note 3) the unamortized balance of the valuation of $7,797 was charged to expense.

         The Taglich II Warrants contain anti-dilution provisions under which their exercise price and number of underlying shares of common stock are adjusted upon a stock split, stock dividend, recapitalization or similar transaction, or upon issuance by us of common stock or securities convertible into or exchangeable for common stock at a price lower than the exercise price of the Taglich II Warrants. In cases where we issue securities convertible into or exchangeable for common stock at a price per share that is lower than the exercise price of the Taglich II Warrants, the exercise price of the Taglich II Warrants is to be adjusted downward to 120% of the lower price, and the number of shares underlying the Taglich II Warrants is to be adjusted upward by multiplying the number of shares underlying the Taglich II Warrants prior to the adjustment by the exercise price of the Taglich II Warrants prior to the adjustment, and then dividing that product by the exercise price that results from the adjustment. As of March 31, 2002, the exercise price of the Taglich II Warrants had been adjusted to $0.243 per share following the Company's issuance of shares of common stock at a price of $0.2027 per share upon conversion of shares of 2000 Series A Convertible Preferred Stock in June 2001. The Company ascribed an estimated fair value to the repricing of The Taglich II Warrants in the aggregate amount of $12,055 based on a Black Scholes valuation model and, accordingly, capitalized the additional valuation as deferred debt offering costs as the date of such repricing. Such additional deferred cost is recognized as additional interest expense over the remaining life of the 6.5% Debenture, of which $1,268 was amortized to interest expense during the three months ended March 31, 2002. In connection with the reinvestment of the 6.5% Debenture in the Company's January 23, 2002 secured convertible promissory note offering (see
Note 3) the unamortized balance of the valuation of $6,348 was charged to expense.

9.       CONVERSION OF 2000 SERIES A PREFERRED STOCK

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

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2002
                                   (UNAUDITED)

         In October 2000, the Company issued in a private offering a total of 110 shares of 2000 Series A Preferred Stock to 21 accredited investors in exchange for cash in the amount of $10,000 per share, for aggregate net proceeds of $939,000. In connection with this offering, the Company issued five-year warrants to purchase 265,000 shares of common stock at an exercise price of $3.00 per share to the placement agent. The Company has ascribed an estimated fair value to the warrants issued in connection with this offering in the aggregate amount of $231,656.

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

         The conversion feature normally is characterized as a beneficial conversion feature. Pursuant to Emerging Issues Task Force Issue No. 00-27, the Company determined the value of the beneficial conversion feature of the 2000 Series A Preferred Stock to be $834,612, all of which accreted to retained earnings as of December 31, 2001. This amount increased the net loss applicable to common shareholders in the calculations of basic and diluted loss per share.

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

         During February 2002, holders of shares of 2000 Series A Preferred Stock converted twelve shares of 2000 Series A Preferred Stock into an aggregate of 592,005 shares of common stock at a conversion price of $0.2027 per common share.

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2002
                                   (UNAUDITED)

10.      SUMMARY OF OUTSTANDING WARRANTS

         A summary of the activity of common stock purchase warrants is as follows:

                                                                                          Warrant Price
                                                                               ------------------------------------
                                                         Number of
                                                           Shares                Per Share               Total
                                                           ------                ---------               -----

Balance outstanding, December 31, 2001                    4,118,144            $0.20 - $5.00           $ 6,950,103

Warrants issued due to repricing                              6,462                       --                    --
Warrants issued in connection with convertible
   debt                                                   4,340,286              0.44 - 0.53             1,957,505
Warrants exercised                                               --                       --                    --
                                                    ----------------------------------------------------------------

Balance outstanding, March 31, 2002                       8,464,892            $0.20 - $5.00           $ 8,907,608
                                                    ================================================================

11.      EXTRAORDINARY GAIN

         In January 2002, the Company settled an account payable of approximately $974,000 for $150,000, resulting in an extraordinary gain of $695,000, net of commission. There were also various other settlements aggregating $18,000.

12.      SUBSEQUENT EVENTS

NOTE OFFERING

         Effective April 1, 2002, Dolphin Offshore Partners, L.P., a beneficial owner of more than 5% of the Company's outstanding shares of common stock exchanged a convertible subordinated debenture in the principal amount of $2,115,000, which debenture bore an interest rate of 10% per annum and was due January 2, 2003, for a new note in the principal amount of $2,115,000. The cancelled note had a net carrying value of $1,761,053, which value is included in current liabilities as of March 31, 2002. The April 1, 2002 note is also convertible, is due April 1, 2005, bears interest at the rate of 6% per annum, and was issued upon substantially the same terms as the Company's January 23, 2002 notes (see Note 3), except that Dolphin Offshore Partners, L.P. did not receive the right of first offer that was granted to the holders of the January 23, 2002 notes. The April 1, 2002 note was accompanied by a warrant to purchase up to 3,599,878 shares of common stock at an initial exercise price of $0.44064 per share. The exercise price and the number of shares of common stock underlying the warrant are subject to anti-dilution adjustments in connection with mergers, acquisitions, stock splits, dividends and the like and in connection with future offerings of common stock or securities that are exercisable for or convertible into shares of common stock at a price per share below the then exercise price. During the first year after its issuance, the warrant is exercisable for cash. After that date and through its expiration, the warrant will be exercisable either for cash or through a reduction in the shares received upon exercise under a cashless exercise provision.

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2002
                                   (UNAUDITED)

SELECTION OF BOARD NOMINEES

         In April 2002, the Company granted Dolphin the opportunity to include one nominee in the slate of nominees recommended by the Company's board of directors for election by the shareholders at the Company's 2002 annual shareholders' meeting. Based upon the Company's January 2, 2001 debenture placement agreement with Taglich Brothers, Taglich Brothers also has the right, until January 2, 2004, to include one nominee in the slate of nominees recommended by the Company's board of directors for election by the Company's shareholders (see 7% Convertible Subordinated Debenture at Note 8).

AMENDMENT OF 6% CONVERTIBLE SUBORDINATED SECURED PROMISSORY NOTE

         Effective as of April 26, 2002, the Company amended its 6% convertible subordinated secured promissory note due January 25, 2003, the outstanding balance of which totaled $255,525 at March 31, 2002, to provide that the principal sum of the note includes the sum of the outstanding balance due under the note as of the date of the amendment plus all additional amounts that were due as a result of additional services rendered to the Company by the holder through the date of the amendment. In addition, the note as amended provides that on each future addition date, which are May 1, 2002 and the first day of each subsequent month before the note is paid in full, any and all amounts of fees and costs that become due from the Company to the holder in connection with the holder's provision of services to the Company during the month preceding the future addition date will be added to the principal sum of the note unless the holder elects not to make the addition. Also, the amendment to the note reduced the interest rate to 3% per annum for interest accruing on or after that date, except that interest will accrue at a rate of 6% per annum during periods when an event of default has occurred and is continuing. In addition, the due date of the note was extended to January 1, 2004, and the monthly principal and interest payment amount was adjusted to be a minimum of $30,000. The Company has agreed to make prepayments of any and all amounts due under the note at the earliest practicable dates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes to financial statements included elsewhere in this document. This report and our condensed consolidated financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

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

         During the three months ended March 31, 2002, our total revenues were $4.2 million, of which $3.0 million or 72.0% was attributable to data transmission and network access products, $1.0 million or 23.1% was attributable to industrial grade modem products, and $200,000 or 4.9% was attributable to our wireless products.

         During the three months ended March 31, 2001, our total revenues were $1.9 million, of which $495,000 or 25.5% was attributable to data transmission and network access products, $631,000 or 32.6% was attributable to industrial grade modem products, $502,000 or 25.9% was attributable to our Traffic Management Systems Division and $311,000 or 16.0% was attributable to our wireless products.

         During the year ended December 31, 2001, our total revenues were $20.1 million, of which $14.9 million or 74.3% was attributable to data transmission and network access products, $2.7 million or 13.4% was attributable to industrial grade modem products, $1.5 million or 7.5% was attributable to our Traffic Management Systems Division and $1.0 million or 4.8% was attributable to our wireless products.

         During the year ended December 31, 2000, our total revenues were $8.3 million, of which zero dollars were attributable to data transmission and network access products, $4.0 million or 48.4% was attributable to industrial grade modem products, $2.7 million or 31.9% was attributable to our Traffic Management Systems Division, and $1.6 million or 19.7% was attributable to our wireless products, principally our Omega(TM) Series product line.

         During the year ended December 31, 1999, our total revenues were $11.9 million, of which $6.8 million or 57% was attributable to our wireless products. This significant contribution to total revenues primarily was due to sales to Duquesne Light Company, through its subcontractors Sargent Electric and Datacomm Systems, of our wireless products for an AMR project. We are not aware of any other electric utility that has implemented an AMR project of this magnitude since the project was completed in 2000.

         We derived a significant portion of our revenues during the year ended 2001 and the three months ended March 31, 2002 from sales to customers and distributors located outside of the United States. Our foreign sales primarily were in Canada and Europe. We anticipate that foreign sales will account for a majority of our revenues during 2002 and that sales of our industrial grade modem products and our wireless products will increase as a percentage of our total revenues in the future. Revenues are recorded when products are shipped if shipped FOB shipping point or when received by the customer if shipped FOB destination.

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

         Each of these policies is described below. The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. Also, there are areas in which management's judgment in selecting any available alternative would not produce a materially different result. For further information regarding accounting policies and other disclosures required by accounting principles generally accepted in the United States of America, we refer you to our condensed consolidated financial statements and notes contained in this report.

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

         As of December 31, 2001 and March 31, 2002, our estimated provisions for future sales returns and other allowances relating to revenue recorded through those dates were $42,700. Total charges to sales returns and other allowances amounted to $173,300 in 2001 and $3,839 in the three months ended March 31, 2002.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS. Our management estimates the uncollectability of our accounts receivables for losses that may result from the inability of our customers to make required payments. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If our customers' financial condition deteriorates such that it impairs their ability to make payments to us, additional allowances may be required. As of December 31, 2001 and March 31, 2002, our accounts receivable balances were $1.2 million and $1.8 million, respectively, net of our estimated allowances for doubtful accounts of $309,000. The total allowances for doubtful accounts amounted to $93,300 in 2001 and zero dollars in the three months ended March 31, 2002. Our accounts receivable balances reflected reductions of $2.0 million and $2.2 million at December 31, 2001 and March 31, 2002, respectively, relating to the balances of the receivables that had been assigned to Corlund Electronics but had not yet been collected.

         RESERVES FOR OBSOLETE INVENTORY. Our management estimates the degree to which our inventory will become obsolete or unmarketable in the future. Management analyzes current technological changes and advances, economic trends, our customers' expected needs, quantities of inventory on hand, and historical inventory turnover when evaluating inventory for obsolescence or unmarketability. We then write down our inventory by an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. As of December 31, 2001 and March 31, 2002, our inventories totaled $6.5 million and $6.8 million, respectively, net of our estimated provisions for obsolescence and unmarketability write-downs of $400,000. The total expense for scrap and obsolescence amounted to $392,300 in 2001 and zero dollars in the three months ended March 31, 2002.

         RESERVES FOR WARRANTIES. Our products generally are covered by warranties for periods ranging up to two years. Management must estimate the cost of product warranties and record that cost at the time revenue is recognized. Our warranty reserve represents our best estimate of the amounts necessary to cover the costs of future and existing claims on products sold as of the balance sheet date. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, warranty claim activity, materials usage and service delivery costs incurred in correcting a product failure. With regard to our Sunrise Series(TM) products, management has relied on the best available information from Motorola for an analysis of historical returns. Should actual product failure rates, warranty claim activity, material usage or service delivery costs differ from our estimates, revisions to the reserve for warranties would be required, which would result in an adjustment in gross profit. As of December 31, 2001 and March 31, 2002, we estimated the future costs of warranty obligations relating to revenue recognized through those dates to be $37,500.

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

         If we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, then we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. For example, in light of the patent infringement litigation settlement agreement we entered into in September 2001 with Aeris Communications, Inc. and in light of changing business conditions, subsequent to September 30, 2001, we reevaluated the value of the intangible technology asset we acquired through our acquisition of eflex Wireless, Inc. in January 2000. Through that reevaluation, we determined that there no longer existed sufficient evidence to support any carrying value for this asset. Therefore, as of December 31, 2001, we expensed the $2,571,016 capitalized value of this asset and the $31,658 capitalized value of a pending patent related solely to the eflex technology. After accounting for the eflex write-off, we estimated net intangible assets, long-lived assets and related goodwill to be $1.1 million and $1.3 million as of December 31, 2001 and March 31, 2002, respectively.

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

         The $2,250,000 of secured convertible promissory notes we issued during the three months ended March 31, 2002 were accompanied by warrants to purchase up to 3,829,665 shares of common stock for an aggregate purchase price of $1,687,500 at the initial exercise price of $0.44064 per share. Based on a Black Scholes valuation model, we estimated the value of the rights to acquire common stock under the warrants to be approximately $787,500. Based on governing accounting pronouncements, the issuance of the warrants created a beneficial conversion feature that also was valued at approximately $787,500. Therefore, the aggregate valuation discount to the notes for the value of all rights to acquire our common stock was approximately $1,575,000, and the initial carrying value of the $2,250,000 of notes was approximately $675,000. The valuation discount resulted in an approximate $1,575,000 increase in both the carrying value of our common stock and our total shareholders' equity. During the three months ended March 31, 2002, we charged approximately $78,000 of the valuation discount to interest expense.

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

         Through December 31, 2001, we discharged approximately $5.3 million of our obligation to Corlund Electronics by assignments our accounts receivable to Corlund Electronics and UPS. Since December 31, 2001, we have continued to satisfy our obligation for product purchases from Corlund Electronics by further assignments to Corlund Electronics and UPS of certain of our accounts receivable. At December 31, 2001 and March 31, 2002, Corlund Electronics had not collected $2.0 million and $2.2 million, respectively, of accounts receivable that we had assigned to them. Through March 31, 2002, we repurchased approximately $200,000 of the assigned receivables pursuant to our recourse obligation.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

         The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                    Three Months Ended March 31,
                                                       2002             2001
                                                   ------------     ------------
Net sales......................................         100.0  %        100.0  %
Cost of sales..................................          67.5            79.0
                                                   ------------     ------------

Gross profit...................................          32.5            21.0
Operating expenses:
     Selling, general and administrative.......          29.0           104.8
     Engineering and product development.......           6.8            27.2

Loss from operations...........................          (3.3)         (111.0)

Interest expense...............................         (14.1)          (21.3)
Extraordinary gain.............................          16.8             0.0
Income taxes...................................           0.0             0.0
                                                   ------------     ------------

Net loss.......................................          (0.6)%        (132.3)%
                                                   ============     ============

         NET SALES. Net sales for the three months ended March 31, 2002 were $4.2 million as compared to $1.9 million for the three months ended March 31, 2001, an increase of $2.3 million or approximately 119%. The increase in net sales primarily was a result of sales of our Sunrise Series(TM) products under the license we obtained from Motorola in December 2000. Sales of our Sunrise Series(TM) products totaled $3.1 million during the three months ended March 31, 2002 as compared to $495,000 during the three months ended March 31, 2001, an increase of $2.6 million. This increase was partially offset by a $502,000 reduction in sales from our Traffic Management Systems Division, the assets of which we divested in August 2001.

         COST OF SALES. Cost of sales for the three months ended March 31, 2002 was $2.9 million as compared to $1.5 million for the three months ended March 31, 2001, an increase of $1.3 million or 86.9%. Cost of sales decreased as a percentage of sales from 79.0 % for the three months ended March 31, 2001 to 67.5% for the three months ended March 31, 2002. The increase in cost of sales resulted primarily from the increase in the volume of sales. The decrease in cost of sales as a percentage of sales primarily was due to improved absorption of manufacturing overhead in our operations, exclusive of our Traffic Management Systems Division. During the three months ended March 31, 2002, manufacturing overhead was $500,000, which represented 11.8% of our total revenue. During the three months ended March 31, 2001, manufacturing overhead was $433,000, which represented 22.3% of our total revenue and 30.1% of our total revenue exclusive of revenue of our Traffic Management Systems Division. The improvement attributable to manufacturing overhead absorption, therefore, represented 10.5% of our total revenue and 18.3% of our total revenue exclusive of revenue of our Traffic Management Systems Division.

         GROSS PROFIT. Gross profit increased by $972,000 or 238% to $1.4 million for the three months ended March 31, 2002 as compared to $407,000 for the three months ended March 31, 2001. Gross profit increased as a percentage of net sales to 32.5% for the three months ended March 31, 2002 as compared to 21.0% for the three months ended March 31, 2001. The increase in gross profit primarily was due to increased sales. The increase in gross margin primarily was due to improved manufacturing overhead absorption as described above under cost of sales. This improvement was partially offset by the decrease in gross profit and gross margin from our divested Traffic Management Systems Division. Our divested Traffic Management Systems Division recorded gross profit of $227,000, or 45.2% of its net sales, during the three months ended March 31, 2001.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $802,000 or 39.4% to $1.2 million for the three months ended March 31, 2002 as compared to $2.0 million for the three months ended March 31, 2001, and decreased as a percentage of net sales to 29.0% for the three months ended March 31, 2002 from 104.8% for the three months ended March 31, 2001. The decrease in these expenses resulted primarily from the existence in the three months ended March 31, 2001 but not in the three months ended March 31, 2002 of $446,000 of expenses from our Traffic Management Systems Division of start-up costs associated with our Sunrise Series(TM) product line that we licensed from Motorola in December 2000 and a $114,000 increase in allowance for bad debt.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses decreased by $237,000 or 45.0% to $290,000 during the three months ended March 31, 2002 from $527,000 during the three months ended March 31, 2001, and decreased as a percentage of sales from 27.2% during the three months ended March 31, 2001 to 6.8% during the three months ended March 31, 2002. This decrease in engineering and product development expenses primarily was due to an $89,000 decrease in expenses associated with our Wireless Data Networks Division. This decrease occurred primarily because we were unable to pursue the commercialization of the eflex technology due to patent infringement actions filed against us by Aeris Communications, Inc. A $67,000 decrease in consulting and professional service expenses and the absence of $30,000 of engineering expenses from our divested Traffic Management Systems Division also contributed to the decrease in expenses. These decreases were partially offset by the charging of all of our engineering and product development expenses to engineering and product development during the three months ended March 31, 2002, as compared to the charging of $81,000 of engineering and product development expenses to start-up costs during the three months ended March 31, 2001. During the three months ended March 31, 2001, engineering personnel spent significant time supporting the manufacturing start-up of the Sunrise Series(TM) product line, which resulted in approximately $81,000 being charged to selling, general and administrative expenses for that period. Engineering and product development expense during the three month periods ended March 31, 2002 and March 31, 2001 included $131,000 in amortization for deferred compensation arrangements in connection with our acquisition of eflex.

         LOSS FROM OPERATIONS. Loss from operations decreased by $2.0 million to $142,000 for the three months ended March 31, 2002 from $2.2 million for the three months ended March 31, 2001. Loss from operations decreased as a percentage of net sales from 111.0% for the three months ended March 31, 2001 to 3.3% for the three months ended March 31, 2002. The increase in operating profit and operating margin was due to the increases in gross profit and decreases in operating expenses described above.

         INTEREST EXPENSE. Interest expense during the three months ended March 31, 2002 increased by $186,000 or approximately 45.1% to $597,000 or 14.1% of net sales, from $412,000 or 21.2% of net sales during the three months ended March 31, 2001. The increase in interest expense primarily was attributable to a $101,000 increase in non-cash interest expense related to the amortization of the beneficial value ascribed to conversion rights and investor warrants and to the offering costs associated with $2.25 million of convertible debentures we issued in January and March 2002. The increase also was attributable to a $58,000 increase in non-cash interest expense related to amortization of the June 2001 revaluation of warrants we issued in connection with our senior and subordinated promissory notes.

         EXTRAORDINARY GAINS. Extraordinary gains for the three months ended March 31, 2002 were $713,000. In January 2002, we settled an account payable of approximately $974,000 for $150,000, resulting in an extraordinary gain of $695,000, net of commission. There were also several small settlements totaling $18,000. We had no extraordinary gains during the three months ended March 31, 2001.

         INCOME TAXES. Income taxes were nominal in both respective periods because we are in a loss carryforward position for federal income tax purposes. At March 31 2001, the components of our deferred tax assets and liabilities were comprised primarily of the future tax benefit of our net operating loss carryforwards of approximately $6,370,000. The use of the net operating loss carryforwards could be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of our continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of deferred tax assets is not more likely than not. Accordingly, we recorded valuation allowances equal to the net deferred tax asset amounts as of March 31, 2002 and 2001.

         NET LOSS. Net loss for the three months ended March 31, 2002 increased by $2.5 million to $27,000 as compared to a net loss of $2.6 million or 132.3% of net sales for the three months ended March 31, 2001. The increase in net income and decrease in net loss primarily was due to the $972,000 increase in gross profit, the $802,000 decrease in selling, general and administrative expenses, the $713,000 extraordinary gain and the $237,000 decrease in engineering and product development expenses related to our eflex technology, and partially was offset by a $186,000 increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

         During 2001 and the three months ended March 31, 2002, we financed our operations and capital expenditures primarily through product sales, through private placements of convertible debt, through the assignment, with full recourse, of certain accounts receivable, and through modifications and conversions of outstanding notes into shares of common stock, which modifications and conversions also involved the issuance of common stock purchase warrants.

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

         Since December 31, 2001, we have continued to satisfy our obligation for product purchases from Corlund Electronics by further assignments to Corlund Electronics and UPS of certain of our accounts receivable. At December 31, 2001 and March 31, 2002, Corlund Electronics had not collected $2.0 million and $2.2 million, respectively, of accounts receivable that we had assigned to them.

Through March 31, 2002, we had repurchased approximately $200,000 of the assigned receivables pursuant to our recourse obligation.

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

         As of March 31, 2002, we had a working capital deficiency of $538,000, which reflected a $3.1 million or 85% decrease from our $3.6 million working capital deficiency at March 31, 2001. As of March 31, 2002, we also had an accumulated deficit of $34.8 million, a net bank overdraft of $242,000 and $1.8 million in net accounts receivable. In addition, at that date we had promissory notes in the aggregate amount of $4.1 million (stated net of unamortized valuation discounts of $1.9 million), of which $438,000 was due to related parties.

         Net cash used in our operating activities amounted to $1.6 million during the three months ended March 31, 2002. This primarily was attributable to changes in assets and liabilities, which was a function of an increase in accounts receivable of $2.7 million offset by an increase in accounts payable of $1.2 million.

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

         During 2001, while we were establishing the capacity to manufacture Sunrise Series(TM) products and administer customers' orders and were establishing our marketing network, we experienced a build-up of finished goods inventory of Sunrise Series(TM) products for which there were no then existing orders. We also experienced an increase in the time our customers took to pay our accounts receivable and a corresponding decrease in our accounts receivable turnover, which resulted in a greater than anticipated use of operating cash flows. During the three months ended March 31, 2002, we experienced an additional build-up of such inventory to approximately $1,494,000 due principally to timing and forecasting differences. While we had made significant progress in stabilizing our product distribution during the fourth quarter of 2001 and during the first quarter of 2002, this additional build-up resulted in a greater use of operating cash flows. We anticipate that during the remainder of 2002, built-up inventories will decrease and our inventory turnover and accounts receivable turnover will increase.

         As of March 31, 2002, we had $3.2 million in backlog orders for our products. These orders were due in large part to our Sunrise Series(TM) products. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. However, we cannot assure you that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

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

         Our backlog as of March 31, 2002 represented approximately ten weeks of sales volume. Our backlog as of that date and for the year ended December 31, 2001 was significantly less than our backlog during the first half of the year 2001. The backlog for the first half of the year 2001 included a substantial amount of pent-up backlog of Sunrise Series(TM) products that resulted from the acquisition of those product lines, including substantially all required pass-through sales to Motorola's Multiservice Networks Division. The subsequent reduction in backlog is primarily due to improvements in our ability to ship Sunrise Series(TM) products to our customers and the completion of $2.6 million in required pass-through sales to Motorola's Multiservice Networks Division. We anticipate that the backlog of orders for products during 2002 will be consistent with approximately eight weeks of sales volume, subject to possible seasonal fluctuations and our ability to identify and obtain sufficient sources of working capital.

         Net cash used in our investing activities amounted to $8,600 during the three months ended March 31, 2002. This was attributable to the acquisition of delivery equipment.

         Net cash provided by financing activities amounted to $1.5 million during the three months ended March 31, 2002. This primarily was attributable to the proceeds from the sale of promissory notes of $1.9 million, which was offset by net repayments of debt in the aggregate amount of $555,000.

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

         During the three months ended March 31, 2002, we incurred interest charges of $9,290 on loans from and obligations to SMC. At March 31, 2002, we owed SMC an aggregate of $330,000 in principal amount under these loans and obligations. One of these loans and obligations was a $250,000 note dated December 30, 1997 that bears interest at 12% per annum, is due January 2, 2003, is fully transferable, and is secured by our receivables, inventories and other assets pursuant to a security agreement.

         In October 2000, Terry Parker, who was then a director and our President and Chief Executive Officer, advanced $150,000 to us, which amount is due June 30, 2002 and bears interest at 8% per annum.

         From time to time, Michael Armani, a director of Telenetics, made non-interest bearing loans to himself for his own personal benefit while he was a director and our President and Chief Executive Officer. At December 31, 2000, the total amount due to us under these loans was $222,946. Since that date, the balance was reduced by payments of $11,000 and by a $72,946 write-off. In March 2002, the remaining balance of $139,000 as of December 31, 2001 was converted into a note receivable that is secured by shares of our common stock and bears interest at 6.75% per annum, with the outstanding principal and accrued interest due March 21, 2004. However, as of May 10, 2002, Mr. Armani had not yet provided us with the numbers of the certificates representing the shares of common stock that are to serve as collateral for the note.

         Subsequent to Mr. Armani's September 2000 resignation as our President and Chief Executive Officer, we paid to Mr. Armani severance in the aggregate amount of $168,000. We have been negotiating with Mr. Armani regarding the execution of a separation agreement and general release. We have proposed that under the agreement, Mr. Armani would commit to indemnify us for any losses we incur as a result of any actions Mr. Armani may have taken outside the course and scope of his employment or his duties as a director and any losses related to any written or oral agreement executed or consented to by Mr. Armani on our behalf and which written or oral agreement had not been approved by our board of directors, and that we would commit to indemnify Mr. Armani for any losses he incurs as a result of his personal guaranty of the lease of our principal offices and would grant to Mr. Armani five-year non-qualified options to purchase 300,000 shares of common stock at a per share exercise price of $0.45, which options would vest and become exercisable following Mr. Armani's full repayment of the $139,000 note receivable. In addition, we have proposed that the agreement would include a release of Mr. Armani from any liability associated with his actions and conduct as an officer and director of Telenetics that were within the scope of his authority and a release of us from any and all claims Mr. Armani may have against us prior to entry into the separation agreement and general release. As of the date of this report, we have been unable to successfully complete negotiations regarding this proposed agreement.

         In January 2001, we issued a 7% convertible subordinated debenture due January 2, 2003 in the principal amount of $2,115,000 to Dolphin Offshore Partners L.P., or Dolphin, in a private offering. The note was convertible into common stock at any time. We had the right to force conversion of the debenture after August 2, 2001 if at the time we desired to force conversion, the registration statement covering shares of common stock issuable upon conversion of the debenture was effective and the average of the closing bid price per share for 20 consecutive trading days ending five days prior to the date of forced conversion was at least $2.00. This debenture was reinvested in our April 1, 2002 note offering described below.

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

         In January 2001, we issued a 6.5% junior convertible subordinated debenture due January 23, 2003 in the principal amount of $75,000 to Michael N. Taglich, an accredited investor. This debenture was assigned to Tag Kent Partners, a partnership of which Mr. Taglich is the general partner, and was reinvested in our January 23, 2002 note offering described below.

         The cash proceeds from the above offerings have been used as working capital to fund research and development costs associated with our products, costs associated with manufacturing and marketing such products and costs associated with our anticipated growth and expansion.

         In June 2001, we made an offer to the 14 holders of 10% Subordinated Unsecured Promissory Notes due 2000 and 2001 aggregating $795,200, which notes were in default as to repayment of principal. The offer provided the holders with the option either to convert the balances of their notes into common stock and warrants or to extend the due date of their notes in exchange for the issuance of warrants to purchase common stock. Ten holders of notes aggregating

$342,700 converted the balances of their notes into an aggregate of 489,572 shares of common stock and received three-year warrants to purchase an aggregate of 68,540 shares of common stock at an exercise price of $0.70 per share and three-year warrants to purchase an aggregate of 68,540 shares of common stock at an exercise price of $1.00 per share. We ascribed an estimated fair value of these warrants in the aggregate amount of $49,456 based on a Black Scholes valuation model and, accordingly, expensed this amount. One other holder of a note with a principal balance of $15,000 agreed to extend the due date of his note from September 30, 2000 to January 2, 2003 in exchange for a 2% increase from 10% to 12% per annum in the interest rate of the note and the issuance of a three-year warrant to purchase up to 3,000 shares of common stock at an exercise price of $1.00. We ascribed an estimated fair value of this warrant in the amount of $1,005 based on a Black Scholes valuation model and, accordingly, discounted the balance of the extended note as of the date of extension and are amortizing the discount amount as interest expense from that date to the extended due date of January 2, 2003.

         In June 2001, we made an offer to the four accredited investors who held an aggregate of $260,000 of 8% Convertible Subordinated Unsecured Promissory Notes due 2001 that were in default as to repayment of principal to extend the due date of the notes from March 15, 2001 to January 2, 2003 in exchange for a 2% increase in the interest rate of the notes and the issuance to each investor of a three-year warrant to purchase shares of common stock at an exercise price of $1.00. We repaid one of the notes, and the remaining three holders of notes aggregating $250,000 accepted the offer and received warrants for the purchase of an aggregate of 50,000 shares of common stock. We ascribed an estimated fair value of these warrants in the aggregate amount of $22,325 based on a Black Scholes valuation model and, accordingly, discounted the balance of these notes as of the date of extension and are amortizing the discount amount as interest expense from that date to the extended due date of January 2, 2003. Also, the notes became fully transferable and also became convertible into common stock at the rate of $0.70 per share until the earlier of March 31, 2002 or, if our common stock traded at or above $1.40 for ten consecutive trading days, until the date, if any, that we elected to terminate the right to convert the note.

         The conversion feature of the subordinated unsecured promissory notes normally is characterized as a beneficial conversion feature. We determined the value of the beneficial conversion feature of the notes to be $61,611. Accordingly, we discounted the subordinated unsecured promissory notes balance as of the date of the extension and are amortizing the discount amount aggregating $83,936 from the extension date to the extended maturity date of January 2, 2003. During the year ended December 31, 2001 and the three months ended March 31, 2002, we accreted $27,979 and $13,989, respectively, of the discount to interest expense.

         The subordinated unsecured promissory notes include non-financial covenants and also restrict our ability to declare and pay dividends and redeem or repurchase any of our common stock. We were in compliance with or had obtained waivers of compliance with all covenants under the subordinated unsecured promissory notes at December 31, 2001 and March 31, 2002.

         In June 2001, we issued a 6% convertible subordinated promissory note due January 25, 2003 in the principal amount of $474,852 to our legal counsel in consideration for services rendered to us. The note is secured by substantially all of our assets. The outstanding principal amount of the note, together with any accrued and unpaid interest, may be converted into shares of our common stock at the option of the holder at a rate of $1.50 per share. Principal and interest initially were payable in monthly installments of $26,261. Effective as of April 26, 2002, we amended the note to provide that the principal sum of the note includes the sum of the outstanding balance due under the note as of the date of the amendment plus all additional amounts that were due as a result of additional services rendered to us by the holder through the date of the amendment. In addition, the note as amended provides that on each future addition date, which are May 1, 2002 and the first day of each subsequent month before the note is paid in full, any and all amounts of fees and costs that become due from us to the holder in connection with the holder's provision of services to us during the month preceding the future addition date will be added to the principal sum of the note unless the holder elects not to make the addition. Also, the amendment to the note reduced the interest rate to 3% per annum for interest accruing on or after that date, except that interest will accrue at a rate of 6% per annum during periods when an event of default has occurred and is continuing. In addition, the due date of the note was extended to January 1, 2004, and the monthly principal and interest payment amount was adjusted to be a minimum of $30,000. We have agreed to make prepayments of any and all amounts due under the note at the earliest practicable dates.

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

         Effective January 23, 2002, we issued $2,087,500 in principal amount of senior secured convertible promissory notes due January 23, 2005 to thirteen accredited investors in exchange for $1,975,000 cash and the cancellation of $112,500 in outstanding indebtedness. The cash included $1,500,000 from SDS Merchant Fund, L.P. and $25,000 from Michael N. Taglich. The cancellation of indebtedness consisted of the cancellation of the $75,000 principal balance of the 6.5% junior convertible subordinated debenture due January 23, 2003 and the $37,500 principal balance of the 10% subordinated unsecured promissory note due 2001, both of which were held by Tag Kent Partners. Effective March 1, 2002, we issued $162,500 in principal amount of secured convertible promissory notes due March 1, 2005 to five accredited investors. Effective April 1, 2002, we issued a secured convertible promissory note in the principal amount of $2,115,000 to Dolphin in consideration for the cancellation of the principal balance of its convertible subordinated debenture due January 2, 2003. We granted the holders of the January 23, 2002 notes, the March 1, 2002 notes and the April 1, 2002 note, or the 2002 notes, a continuing security interest in all of our inventory.

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

         The January 23, 2002 and April 1, 2002 financing documents restrict our ability to enter into any subsequent offer or sale to, exchange with, or other type of distribution to, any third party, of common stock or any securities convertible, exercisable or exchangeable into common stock, including convertible and non-convertible debt securities, the primary purpose of which would be to obtain financing, except where the proceeds we receive in connection with such offering would be used to prepay the outstanding principal balance of and all accrued interest on the January 23, 2002 notes and the April 1, 2002 note. This restriction requires us to obtain the prior written consent of the holders of a majority of the then outstanding principal amount of the January 23, 2002 notes and the April 1, 2002 note for any restricted financing that occurs through the 270th day following the effectiveness of the respective registration statements covering the shares of common stock issuable upon conversion of the January 23, 2002 notes and the April 1, 2002 notes.

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

         At the initial conversion price, the 2002 notes and note warrants held by each of SDS Merchant Fund, L.P. and Dolphin Offshore Partners, L.P. would be convertible for or exercisable into more than 5% of our outstanding shares of common stock if those investors were to waive beneficial ownership limitations. In addition, the conversion of the 2002 notes at the initial conversion price and the exercise of the note warrants held by Michael N. Taglich and Tag Kent Partners would cause Mr. Taglich to beneficially own in excess of 5% of our outstanding shares of common stock if Mr. Taglich or Tag Kent Partners were to waive beneficial ownership limitations. However, as of the date of this report, neither of those note investors had made such a waiver.

         In connection with the private placements of the January 23, 2002 and March 1, 2002 notes, we issued to seven principals and employees of NASD-registered broker-dealer Taglich Brothers, Inc., which persons included our director Robert Schroeder and Mr. Taglich, immediately vested and exercisable five-year warrants to purchase up to an aggregate of 510,621 shares of common stock at an initial exercise price of $0.52877 per share. The exercise price and the number of shares of common stock underlying the warrants are subject to adjustment in connection with mergers, acquisitions, stock splits, dividends and the like and in connection with future offerings of common stock or securities that are exercisable for or convertible into shares of common stock at a price per share below the then exercise price.

         The cash proceeds of the offerings of 2002 notes and note warrants, after payment of placement agent fees, were approximately $1,885,040. We were required to use a portion of the proceeds to repay a $300,000 bridge loan that we obtained in January 2002 and were required to use the remaining proceeds for working capital purposes. The proceeds were used to pay down accounts payable and accrued expenses and to pay off a mature $100,000 note payable. To the extent the principal amounts of the 2002 notes are converted into shares of common stock, we will not have to repay these principal amounts.

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

         In January 2002, we entered into an arrangement with California Bank & Trust, a subsidiary of Zions Bancorporation, in connection with a financing plan designed to facilitate the ability of resellers of our networking products to purchase and stock our products on credit while we receive full payment upon shipment of our products to those resellers. Under the arrangement, an eligible reseller that posts a letter of credit in favor California Bank & Trust is given up to six months' payment terms with no interest charge. We anticipate that our costs under the arrangement will amount to less than 6% per annum of the amounts advanced. Approvals and fundings under the arrangement are documented on a case-by-case basis. California Bank & Trust has not limited the amount of financing available under the arrangement or established a set term during which the financing may be offered. Our personnel have been trained on the operating procedures of the arrangement by California Bank & Trust. As of May 9, 2002, we had begun processing orders for an aggregate amount of $147,000, and we had received approvals on and had shipped $62,400 of those orders. We anticipate that this arrangement will encourage our resellers to expand their inventory of our products, which will help those resellers to be more responsive to their customers' needs and will increase our revenues and improve our operating cash flows. However, at this time we cannot predict the magnitude of the benefits that actually will arise from this arrangement.

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

         The following table outlines payments due under our significant contractual obligations over the next five years, exclusive of interest:

                                                         Payments Due by Period
       Contractual              ----------------- ---------------- --------------- -------------- ------------
     Obligations At                                 Less than 1        1 - 3           4 - 5        After 5
     March 31, 2002                  Total             year            Years           Years         Years
     --------------             ----------------- ---------------- --------------- -------------- ------------

 Long-Term Debt                       $6,044,395       $3,794,395      $2,250,000        $    --       $   --

 Capital Lease Obligations                44,315           28,165          16,150             --           --

 Operating Leases                        939,324          303,900         635,424             --           --

 Unconditional Purchase
    Obligations                        2,194,913        2,194,913              --             --           --
                                ----------------- ---------------- --------------- -------------- ------------

 Total Contractual Cash
    Obligations                       $9,222,947       $6,321,373      $2,901,574        $    --       $   --
                                ================= ================ =============== ============== ============

         The above table outlines our obligations as of March 31, 2002 and does not reflect the changes in our obligations that occurred after that date, such as our modification of our 6% convertible subordinated promissory note due January 25, 2003. As described above, the modification involved a decrease in the interest rate, an extension of the maturity date and increases in the principal balance and minimum monthly payments due under that note.

         Our consolidated financial statements as of and for the years ended December 31, 2001 and 2000 that are contained in our most recent annual report on Form 10-KSB were prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have suffered recurring losses from operations and at December 31, 2001 had net capital and working capital deficiencies. These factors, among others, raised substantial doubt about our ability to continue as a going concern and led our independent certified public accountants to modify their unqualified opinion to include an explanatory paragraph related to our ability to continue as a going concern. The consolidated financial statements included in our annual report on Form 10-KSB and the condensed consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

         We believe that our continued operations could be dependent on securing a replacement credit facility and that there is a substantial likelihood that additional sources of liquidity through debt and/or equity financing will be required to fund our plans to exploit the license we obtained from Motorola relating to our Sunrise Series(TM) products and to fund other plans for future growth. We believe that securing a replacement credit facility would help us continue to increase our gross margin on our Sunrise Series(TM) products by enabling us to more efficiently manage our transactions with our suppliers. However, we currently do not have any commitments for additional financing other than our arrangement with California Bank &Trust, which arrangement has no set term during which financing may be offered and no set amount of financing that may be made available under the arrangement.

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

RISK FACTORS

         AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO THE OTHER INFORMATION IN THIS DOCUMENT, YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS BEFORE DECIDING TO INVEST OR MAINTAIN AN INVESTMENT IN SHARES OF OUR COMMON STOCK. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCURS, IT IS LIKELY THAT OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS WOULD BE HARMED. AS A RESULT, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU COULD LOSE PART OR ALL OF YOUR INVESTMENT.

     WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT THAT MAY CONTINUE IN THE FUTURE AND THAT MAY ADVERSELY IMPACT OUR BUSINESS AND OUR SHAREHOLDERS.

         We have incurred net losses in each fiscal year since our inception, with the exception of the fiscal year ended March 31, 1998, in which we realized nominal net income of $94,000. For the year ended December 31, 2001, we reported a net loss of approximately $7.1 million, as compared to a net loss of $11.9 million for the year ended December 31, 2000. Our accumulated deficit through December 31, 2001 was approximately $34.8 million, and as of that date we had a total shareholders' deficit of approximately $1.0 million, and a working capital deficiency of $831,000.

         For the three months ended March 31, 2002, we reported a net loss of $27,000. Our accumulated deficit through March 31, 2002 was $34.8 million, and as of that date we had a total shareholders' equity of $887,000, and a working capital deficiency of $538,000. We expect that our losses may continue further into the future. We cannot assure you that we will attain profitable operations in the future.

         Our recurring losses from operations and our accumulated deficit and working capital deficiencies at December 31, 2001, among other factors, raised substantial doubt about our ability to continue as a going concern and led our independent certified public accountants to modify their unqualified opinion contained in our consolidated financial statements as of and for the years ended December 31, 2001 and 2000 to include an explanatory paragraph related to our ability to continue as a going concern. Reports of independent auditors questioning a company's ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing to the extent needed for our continued operations or for planned expansion, particularly if we are unable to attain and maintain profitable operations in the future. Consequently, future losses may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. We urge potential investors to review the report of our independent certified public accountants and our consolidated financial statements before making a decision to invest in Telenetics.

     DIFFICULTIES BEING EXPERIENCED BY CORLUND ELECTRONICS, THE CONTRACT MANUFACTURER OF A MAJORITY OF OUR SUNRISE SERIES(TM) PRODUCTS, AND BY US MAY RESULT IN OUR INABILITY TO CONTINUE THIS MANUFACTURING ARRANGEMENT, WHICH WOULD ADVERSELY IMPACT OUR OPERATIONS.

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

     WE RELY ON A NUMBER OF CONTRACTORS OTHER THAN CORLUND ELECTRONICS. OUR INABILITY OR THE INABILITY OF THESE CONTRACTORS TO SHIP ORDERS ON A TIMELY BASIS COULD DAMAGE OUR RELATIONSHIPS WITH CUSTOMERS, RESELLERS AND DISTRIBUTORS AND REQUIRE US TO MAKE EXPENSIVE AND TIME-CONSUMING EFFORTS TO REMEDY THE DAMAGE AND PREVENT FUTURE DAMAGE.

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

         We currently do not have any commitments for additional financing other than our arrangement with California Bank & Trust. This arrangement has no set term during which financing may be offered and no set amount of financing that may be made available under the arrangement. Our secured convertible promissory notes contain prior written consent and right of first refusal provisions and the grant of a continuing security interest in all of our inventory, and some of our other outstanding promissory notes contain the grant of a security interest in substantially all of our assets. All of these provisions restrict our ability to obtain debt and/or equity financing. In addition, deteriorating global economic conditions and the effects of ongoing military actions against terrorists may cause prolonged declines in investor confidence in and accessibility to capital markets. Further, in light of our delisting from the Nasdaq SmallCap Market in September 2001, the ability of any potential or future investors to achieve liquidity from our common stock could be severely limited, which could inhibit, if not preclude, our ability to raise additional working capital on a timely basis, in sufficient amounts or on terms acceptable to us.

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

         If adequate funds are not available, we may also be required to delay, scale back or eliminate portions of our operations and product development efforts or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our technologies or potential products or other assets. Accordingly, the inability to obtain this financing could result in a significant loss of ownership and/or control of our proprietary technology and other important assets and could also adversely affect our ability to fund our continued operations and our product development efforts that historically have contributed significantly to our competitiveness.

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

         Historically, we have derived a significant portion of our revenues from a relatively limited number of customers. In fact, during 2001, two customers, Data Connect Enterprises and Motorola's Multiservice Networks Division, accounted for approximately 16.4% and 12.8%, respectively, of our consolidated net sales, and during the three months ended March 31, 2002 three customers, Data Connection Enterprise, GE Harris Energy SE Canada and SITA SG accounted for approximately 10.0%, 8.9% and 8.8%, respectively, of our consolidated net sales. Because during the quarter ended September 30, 2001 we completed our required pass-through sales to Motorola's Multiservice Networks Division, we do not anticipate sales to that division to continue. Although our current business strategy involves the use of multiple resellers and distributors, such as Data Connect Enterprises, who we anticipate will act as multiple customers for our products, we cannot assure you that a limited number of large customers will not continue to account for the majority of our revenues. If this occurs, the loss of any one or more of our major customers would likely have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

     IF WE ARE UNABLE TO FULFILL BACKLOG ORDERS DUE TO CIRCUMSTANCES INVOLVING US OR ONE OR MORE OF OUR CUSTOMERS, OUR ANTICIPATED RESULTS OF OPERATIONS AND CASH FLOWS WILL SUFFER.

         As of March 31, 2002, we had $3.2 million in backlog orders for our products. These orders were due in large part to our Sunrise Series(TM) products. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. The typical duration from receipt of a purchase order or other purchase commitment to shipment of the products ordered to the customer ranges from three to ten weeks depending upon the product mix and the size of the order. However, we cannot assure you that we will be successful in fulfilling orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

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

     OUR COMMON STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS AND IN LITIGATION AGAINST US.

         The stock market as a whole and individual stocks historically have experienced extreme price and volume fluctuations, which often have been unrelated to the performance of the related corporations. During the quarter ended March 31, 2002, the high and low closing bid prices of our common stock were $0.58 and $0.18, respectively. The market price of our common stock may exhibit significant fluctuations in the future response to various factors, many of which are beyond our control and which include:

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

         As of May 13, 2002, we had outstanding 27,994,677 shares of common stock, of which approximately 17,026,616 shares were unrestricted or were eligible for resale without registration under Rule 144 of the Securities Act of 1933, and an additional 6,944,704 were issued with registration rights. Disregarding beneficial ownership cap limitations that apply to some holders of our derivative securities, as of May 13, 2002, we also had outstanding options, warrants, promissory notes and preferred stock that were exercisable for or convertible into approximately 25,674,602 shares of common stock, nearly all of which were issued with registration rights. Sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price for our common stock. Any adverse effect on the market price for our common stock could make it difficult for us to sell equity securities at a time and at a price that we deem appropriate.

     FUTURE CONVERSIONS OR EXERCISES OF SOME OF OUR OUTSTANDING DERIVATIVE SECURITIES COULD SUBSTANTIALLY DILUTE YOUR INVESTMENT BECAUSE THE CONVERSION AND EXERCISE PRICES OF THOSE SECURITIES AND/OR THE NUMBER OF SHARES OF COMMON STOCK ISSUABLE UPON CONVERSION OR EXERCISE OF THOSE SECURITIES ARE SUBJECT TO ADJUSTMENT.

         We have issued various notes, warrants and shares of preferred stock that are convertible or exercisable at prices and/or into or for numbers of shares of common stock that are subject to adjustment due to a variety of factors, including the issuance of securities at an exercise or conversion price less than the then current exercise or conversion price of those notes, warrants or shares of preferred stock. On May 13, 2002, the closing price of a share of our common stock on the OTC Bulletin Board(R) was $0.17. Disregarding beneficial ownership cap limitations that apply to some holders of our derivative securities, on May 13, 2002, the notes, warrants, options and shares of preferred stock with adjustable conversion and/or exercise prices were convertible or exercisable into approximately 20,181,794 shares of common stock. However, if we were to issue shares of common stock or securities convertible into shares of common stock at the $0.17 price, we would trigger an adjustment of the exercise and conversion prices of these adjustable securities. As a result, an additional approximate 28,411,168 shares of common stock would become issuable upon exercise or conversion of these adjustable securities if we disregarded beneficial ownership cap limitations. If we were to issue shares of common stock or securities into shares of common stock at $0.10, the conversion price floor of the secured convertible promissory notes that we issued in January, March and April 2002, we would be required to issue an additional 63,203,684 shares of common stock upon exercise or conversion of these adjustable securities if we disregarded beneficial ownership cap limitations. The number of shares that these adjustable securities ultimately may be converted into or exercised for could prove to be greater than these estimates if the market price of our common stock declines. You could, therefore, experience substantial dilution of your investment as a result of the conversion or exercise of our outstanding derivative securities.

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

     BECAUSE OUR STOCK IS NOT LISTED ON A NATIONAL SECURITIES EXCHANGE, YOU MAY FIND IT DIFFICULT TO DISPOSE OF OR OBTAIN QUOTATIONS FOR OUR COMMON STOCK.

         Our common stock previously was quoted on the Nasdaq SmallCap Market. However, due to our inability to comply with the Nasdaq continued inclusion requirements relating to minimum closing bid price and net tangible assets/market capitalization/net income, our common stock was delisted from the Nasdaq SmallCap Market in September 2001, and our common stock has been traded under the symbol "TLNT" on the OTC Bulletin Board(R) since September 18, 2001. Because our stock trades on the OTC Bulletin Board(R) rather than on a national securities exchange, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock.

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

     OUR PREFERRED STOCK MAY DELAY OR PREVENT A TAKEOVER OF TELENETICS, POSSIBLY PREVENTING YOU FROM OBTAINING HIGHER STOCK PRICES FOR YOUR SHARES.

         Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights of those shares, without any further vote or action by our shareholders. Of these shares, 400 have been designated as Series A Convertible Preferred, of which 3.1 were outstanding as of May 13, 2002. The rights of the holders of our common stock are subject to the rights of the holders of our outstanding preferred stock and will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we may issue in the future. The issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, which would delay, defer or prevent a change in control of Telenetics. Furthermore, preferred stock may have other rights, including economic rights senior to the common stock, and, as a result, the issuance of preferred stock could adversely affect the market value of our common stock.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.  LEGAL PROCEEDINGS.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a)      Recent Sales of Unregistered Securities
                  ---------------------------------------

         Effective January 23, 2002, we issued $2,087,500 in principal amount of senior secured convertible promissory notes due January 23, 2005 to thirteen accredited investors in exchange for $1,975,000 cash and the cancellation of $112,500 in outstanding indebtedness. The cash included $1,500,000 from SDS Merchant Fund, L.P. and $25,000 from Michael N. Taglich. The cancellation of indebtedness consisted of the cancellation of the $75,000 principal balance of the 6.5% junior convertible subordinated debenture due January 23, 2003 and the $37,500 principal balance of the 10% subordinated unsecured promissory note due 2001, both of which were held by Tag Kent Partners. The senior secured convertible promissory notes initially bear interest at 6% per annum, and the principal balances are convertible into common stock at any time or from time to time at the option of the holders. The initial conversion price of the notes is $0.44064. The notes were accompanied by immediately vested and exercisable five-year warrants to purchase up to an aggregate of 3,553,075 shares of common stock at an initial exercise price of $0.44064 per share. At the initial conversion price, the note and note warrant held by SDS Merchant Fund, L.P. would be convertible for or exercisable into more than 5% of our outstanding shares of common stock if SDS Merchant Fund, L.P. were to waive beneficial ownership limitations. In addition, the conversion of the notes at the initial conversion price and the exercise of the note warrants held by Michael N. Taglich and Tag Kent Partners would cause Mr. Taglich to beneficially own in excess of 5% of our outstanding shares of common stock if Mr. Taglich or Tag Kent Partners were to waive beneficial ownership limitations. However, as of the date of this report, none of those note investors had made such a waiver. In connection with the private placement of the notes, we issued to seven employees of NASD-member firm Taglich Brothers, Inc., including Michael N. Taglich and director Robert Schroeder, immediately vested and exercisable five-year warrants to purchase up to an aggregate of 473,743 shares of common stock at an initial exercise price of $0.52877 per share.

         In February 2002, we issued a non-qualified option to purchase up to 150,000 shares of common stock at an exercise price of $0.45 per share to John
D. McLean, an employee who is our former Chief Operating Officer, in connection with the amendment and restatement of his employment agreement.

         In February 2002, we issued 592,005 shares of common stock upon conversion by six holders of an aggregate of twelve shares of Series A Preferred Stock at a conversion price of $0.2027 per share.

         In March 2002, we issued 18,889 shares of common stock at the rate of $0.45 per share to Edmund Finamore, a former director, in lieu of payment to him of $8,500 outstanding and unpaid under our director compensation program adopted in September 2000.

         In March 2002, we issued $162,500 in principal amount of secured convertible promissory notes due March 1, 2005 to five accredited investors in exchange for $162,500 cash. The secured convertible promissory notes initially bear interest at 6% per annum, and the principal balances are convertible into common stock at any time or from time to time at the option of the holders. The initial conversion price of the notes is $0.44064. We granted the holders a continuing security interest in all of our inventory. The notes were accompanied by immediately vested and exercisable five-year warrants to purchase up to an aggregate of 276,590 shares of common stock at an initial exercise price of $0.44064 per share. Through February 28, 2003, the warrants are exercisable for cash. After that date and through their expiration, the warrants will be exercisable either for cash or through a reduction in the shares received upon exercise under a cashless exercise provision. In connection with the private placement of the notes, we issued to four principals and employees of Taglich Brothers, Inc., including Robert Schroeder and Michael N. Taglich, immediately vested and exercisable five-year warrants to purchase up to an aggregate of 36,878 shares of common stock at an initial exercise price of $0.52877 per share.

         Exemption from the registration provisions of the Securities Act of 1933 for the transactions described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide.

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

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits
                  --------

         10.1 Secured Promissory Note in the principal amount of $139,000 dated as of March 21, 2002 made by Michael A. Armani in favor of the Registrant (1)

         10.2 Stock Pledge Agreement dated as of March 21, 2002 between Michael A. Armani and the Registrant (1)

         10.3 Note and Warrant Purchase Agreement dated as of March 1, 2002 by and between the Registrant and the investors named therein
                  (1)

         10.4 Form of secured convertible promissory note due March 1, 2005 made by the Registrant in favor of the investors in the Registrant's March 1, 2002 private placement (1)

         10.5 Registration Rights Agreement dated as of March 1, 2002 by and among the Registrant and the investors named therein (1)

         10.6 Security Agreement dated as of March 1, 2002 relating to the security interest granted by the Registrant for the benefit of the secured parties named therein (1)

         10.7 Form of common stock purchase warrant issued by the Registrant in favor of the investors in the Registrant's March 1, 2002 private placement (1)

         10.8 Form of common stock purchase warrant issued by the Registrant in favor of the placement agent in the Registrant's March 1, 2002 private placement (1)

         10.9 Note and Warrant Purchase Agreement dated as of January 23, 2002 by and between the Registrant and the investors named therein (1)

         10.10 Form of senior secured convertible promissory note due January 23, 2005 made by the Registrant in favor of the investors in the Registrant's January 23, 2002 private placement (1)

         10.11 Registration Rights Agreement dated as of January 23, 2002 by and among the Registrant and the investors named therein (1)

         10.12 Security Agreement dated as of January 23, 2002 relating to the security interest granted by the Registrant for the benefit of the secured parties named therein (1)

         10.13 Form of common stock purchase warrant issued by the Registrant in favor of the investors in the Registrant's January 23, 2002 private placement (1)

         10.14 Form of common stock purchase warrant issued by the Registrant in favor of the placement agent in the Registrant's January 23, 2002 private placement (1)

         10.15 Agreement dated as of February 11, 2002 between the Registrant and EGN B.V. (1)

         -----------------

         (1) Filed as an exhibit to our Form 10-KSB for the year ended December 31, 2001 and incorporated herein by reference.

         (b)      Reports on Form 8-K
                  -------------------

         We filed a Form 8-K for February 27, 2002 on February 27, 2002 regarding deadlines for submission of shareholder proposals for our 2002 annual meeting of shareholders. The filing contained "Item 5 - Other Events."

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               TELENETICS CORPORATION

Dated: May 15, 2002            By: /S/ DAVID L. STONE
                                  ----------------------------------------------
                                    David L. Stone
                                    Chief Financial Officer
                                    (principal financial and accounting officer)