Form 10QSB
period 2002-06-30
TELENETICS CORP
filed 2002-08-09
CIK 810018

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from                 to
                                           ---------------    --------------


                         Commission file number: 0-16580

                             TELENETICS CORPORATION
        (Exact name of small business issuer as specified in its charter)


                CALIFORNIA                                      33-0061894
       (State or other jurisdiction                            (IRS Employer
    of incorporation or organization)                       Identification No.)


                25111 ARCTIC OCEAN, LAKE FOREST, CALIFORNIA 92630
                    (Address of principal executive offices)


                                 (949) 455-4000
                            Issuer's telephone number

         As of July 30, 2002, there were 28,246,687 shares of Telenetics Corporation common stock outstanding.

         Transitional Small Business Disclosure Format: Yes [ ]  No [X]

================================================================================

                                               TELENETICS CORPORATION
                                                    FORM 10-QSB
                                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                                       INDEX


PART I - FINANCIAL INFORMATION                                                                                 PAGE
                                                                                                               ----

Item 1.       Financial Statements

               Condensed Consolidated Balance Sheet as of June 30, 2002 (unaudited).........................    F-1

               Condensed Consolidated Statements of Operations for the Three and Six Months
                    Ended June 30, 2002 and 2001 (unaudited)................................................    F-3

               Condensed Consolidated Statement of Shareholders' Equity (Deficit) for the
                    Six Months Ended June 30, 2002 (unaudited)..............................................    F-4

               Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                    June 30, 2002 and 2001 (unaudited)......................................................    F-5

               Notes to Condensed Consolidated Financial Statements (unaudited).............................    F-8

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations.........................................................................      2

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.............................................................................     34

Item 2.       Changes in Securities and Use of Proceeds.....................................................     34

Item 3.       Defaults Upon Senior Securities...............................................................     35

Item 4.       Submission of Matters to a Vote of Security Holders...........................................     35

Item 5.       Other Information.............................................................................     36

Item 6.       Exhibits and Reports on Form 8-K..............................................................     36

Signatures    ..............................................................................................     39

Exhibits Filed with this Report on Form 10-QSB..............................................................     40


                                                         1

                         PART I - FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS.

                             TELENETICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002
                                   (UNAUDITED)


                                     ASSETS
                                     ------

Current assets:
   Cash                                                             $    43,458
   Accounts receivable, net of allowance for doubtful
     accounts of $309,040                                             2,504,969
   Inventories                                                        7,119,303
   Prepaid expenses and other current assets                             43,007
                                                                    ------------

Total current assets                                                  9,710,737

Property, plant and equipment, net of accumulated depreciation
  of $967,809                                                           769,752
Debt offering costs, net of accumulated amortization of $1,010,086    1,027,480
Investments in technology and other intangible assets, net of
  accumulated amortization of $180,619                                  233,387
Other assets                                                             61,898
                                                                    ------------

                                                                    $11,803,254
                                                                    ============


     See accompanying notes to condensed consolidated financial statements.

                               TELENETICS CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
                                   JUNE 30, 2002
                                    (UNAUDITED)

                        LIABILITIES AND SHAREHOLDERS' EQUITY
                        ------------------------------------

Current liabilities:
  Bank overdraft                                                      $    192,916
  Current portion of related party debt, net of current discount
    of $27,979                                                             393,537
  Current portion of notes payable, net of current discount
    of $28,314                                                             679,195
  Current portion of convertible subordinated debt                         332,208
  Current portion of obligation under capital leases                        38,205
  Accounts payable, including $3,277,968 due to Corlund Electronics      5,196,443
  Accrued expenses                                                       1,237,514
  Advance payments from customers                                          105,310
                                                                      -------------

Total current liabilities                                                8,175,328

Related party debt, less current portion                                    59,484
Notes payable, less current portion                                        225,330
Convertible subordinated debt, total principal amount of
    $4,995,537, less current portion and net of long-term discount
    of $2,151,480                                                        2,511,849
                                                                      -------------

Total liabilities                                                       10,971,991
                                                                      -------------

Commitments and contingencies
Subsequent events (Notes 8 and 16)

Series A Convertible Preferred Stock; issued and outstanding
     3 shares (aggregate liquidation of preference of $30,000)              26,168
                                                                      -------------

Shareholders' equity:
  Preferred stock, no par value. Authorized 5,000,000 shares;
     3 shares issued and outstanding                                            --
  Common stock, no par value. Authorized 50,000,000 shares; issued
     and outstanding 28,046,687 shares                                  36,703,556
  Subscriptions receivable                                                 (38,000)
  Unearned compensation                                                   (143,619)
  Accumulated deficit                                                  (35,716,842)
                                                                      -------------

Total shareholders' equity                                                 805,095
                                                                      -------------

                                                                      $ 11,803,254
                                                                      =============


     See accompanying notes to condensed consolidated financial statements.

                                        TELENETICS CORPORATION
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                              (UNAUDITED)

                                          Three Months   Three Months     Six Months      Six Months
                                             Ended          Ended           Ended           Ended
                                         June 30, 2002   June 30, 2001   June 30, 2002   June 30, 2001
                                         -------------   -------------   -------------   -------------
Net sales                                $  3,889,963    $  7,165,635    $  8,131,130    $  9,104,384
Cost of sales                              (2,730,212)     (5,550,116)     (5,592,377)     (7,081,564)
                                         -------------   -------------   -------------   -------------

Gross profit                                1,159,751       1,615,519       2,538,753       2,022,820
Operating expenses:
   Selling, general and administrative     (1,252,695)     (2,088,003)     (2,353,042)     (4,120,683)
   Engineering and product development       (416,120)       (481,975)       (836,610)     (1,008,979)
   Gain on debt extinguishment                 40,579          57,830         753,858          57,830
                                         -------------   -------------   -------------   -------------

Income (loss) from operations                (468,485)       (896,629)        102,959      (3,049,012)

Interest expense                             (451,571)       (444,831)     (1,049,132)       (856,791)
Gain on sale of assets                         35,115              --          35,115              --
                                         -------------   -------------   -------------   -------------

Loss before income taxes                     (884,941)     (1,341,460)       (911,058)     (3,905,803)

Income taxes                                       --              --             800             800
                                         -------------   -------------   -------------   -------------

Net loss                                 $   (884,941)   $ (1,341,460)   $   (911,858)   $ (3,906,603)
                                         =============   =============   =============   =============

Loss per common share:
   Basic and diluted                     $      (0.03)   $      (0.21)   $      (0.03)   $      (0.37)
                                         =============   =============   =============   =============

Common shares used in computing loss
  per common share:
     Basic and diluted                     28,006,347      18,927,194      27,800,367      17,772,119
                                         =============   =============   =============   =============


                See accompanying notes to condensed consolidated financial statements.

                                                   TELENETICS CORPORATION
                             CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                               SIX MONTHS ENDED JUNE 30, 2002
                                                        (UNAUDITED)

                                                                                                               Receivable
                                          Preferred Stock              Common Stock                               from
                                     -------------------------  ----------------------------  Subscriptions      Related
                                         Shares       Amount        Shares        Amount       Receivable         Party
                                     -------------  ----------  -------------  -------------  -------------   -------------
Balance at December 31, 2001                    3   $      --     27,373,423   $ 34,219,815   $    (39,500)   $   (139,000)

Stock issued upon conversion of
   2000 Series A Preferred Stock               --          --        602,365        104,229             --              --

Stock issued in satisfaction of
   accounts payable                            --          --         70,899         31,139             --              --

Amortization of non-employee
   stock options and warrants                  --          --             --        175,590             --              --

Amortization of unearned
   compensation                                --          --             --             --             --              --

Subscription receivable for
   accrued expenses                            --          --             --             --          1,500              --

Beneficial conversion feature of
   convertible subordinated debt               --          --             --        907,535             --              --

Warrants issued in connection with
   subordinated debt transaction               --          --             --      1,265,248             --              --

Provision for uncollectable
   related party receivable                    --          --             --             --             --         139,000

Net loss                                       --          --             --             --             --              --
                                     -------------  ----------  -------------  -------------  -------------   -------------
Balance at June 30, 2002                        3   $      --     28,046,687   $ 36,703,556   $    (38,000)   $         --
                                     =============  ==========  =============  =============  =============   =============

(CONTINUED BELOW)

                                       Unearned      Accumulated
                                     Compensation       Deficit          Total
                                     -------------   -------------   -------------
Balance at December 31, 2001         $   (284,013)   $(34,804,984)   $ (1,047,682)

Stock issued upon conversion of
   2000 Series A Preferred Stock               --              --         104,229

Stock issued in satisfaction of
   accounts payable                            --              --          31,139

Amortization of non-employee
   stock options and warrants                  --              --         175,590

Amortization of unearned
   compensation                           140,394              --         140,394

Subscription receivable for
   accrued expenses                            --              --           1,500

Beneficial conversion feature of
   convertible subordinated debt               --              --         907,535

Warrants issued in connection with
   subordinated debt transaction               --              --       1,265,248

Provision for uncollectable
   related party receivable                    --              --         139,000

Net loss                                       --        (911,858)       (911,858)
                                     -------------   -------------   -------------
Balance at June 30, 2002             $   (143,619)   $(35,716,842)   $    805,095
                                     =============   =============   =============


                           See accompanying notes to condensed consolidated financial statements.

                                      TELENETICS CORPORATION
                             SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                                  Six Months         Six Months
                                                                     Ended              Ended
                                                                 June 30, 2002      June 30, 2001
                                                                 -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $  (911,858)       $(3,906,603)
   Adjustments to reconcile net loss to net cash used in
     operations:
       Depreciation and amortization                                  979,499            779,840
       Compensation for non-employee stock options                    175,590            283,879
       Amortization of unearned compensation for employee
         options                                                      140,394            140,395
       Gain on debt extinguishment                                   (753,858)           (57,830)
       Gain on sale of assets                                         (35,115)                --
       Provision for related party receivable                         139,000                 --
       Provision for doubtful accounts                                     --             11,475
       Stock and warrants issued for litigation settlements                --            156,200
       Stock and warrants issued for services                              --             13,665
       Debt termination cost due to repricing of warrants                  --            109,849
   Changes in operating assets and liabilities:
       Accounts receivable                                         (5,617,143)        (7,216,992)
       Inventories                                                   (647,317)         2,446,273
       Prepaid expenses and other current assets                      106,479            (21,482)
       Other assets                                                    (2,383)                --
       Accounts payable                                             4,924,180          4,304,665
       Accrued expenses                                                84,434             84,216
       Advance payments from customers                                 (7,446)            15,691
                                                                  ------------       ------------

Net cash used in operating activities                              (1,425,544)        (2,856,759)
                                                                  ------------       ------------


              See accompanying notes to condensed consolidated financial statements.

                                  TELENETICS CORPORATION
                         SIX MONTHS ENDED JUNE 30, 2002 AND 2001
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                       (UNAUDITED)

                                                             Six Months       Six Months
                                                                Ended            Ended
                                                            June 30, 2002    June 30, 2001
                                                            ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                    (8,600)         (22,069)
   Payments for certain Motorola products                            --       (1,785,624)
   Cash received from the Corlund Electronics agreement              --        1,465,000
   Patent and trademark costs                                        --           (4,825)
   Amounts collected from related parties                            --            4,778
                                                            ------------     ------------
Net cash used in investing activities                            (8,600)        (342,740)
                                                            ------------     ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank overdraft                                              (152,390)         182,159
   Net proceeds from revolving line of credit                        --          262,397
   Repayments of obligation under capital leases                (17,696)         (19,134)
   Repayments of notes payable                                 (596,285)         (50,000)
   Proceeds of promissory notes                                      --        2,266,000
   Proceeds of convertible promissory notes, net              1,885,040               --
   Proceeds of bridge loan                                      300,000               --
   Proceeds from exercise of warrants and options                    --          920,050
   Net repayments of related party debt                         (24,221)         (10,000)
                                                            ------------     ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                     1,393,948        3,551,472
                                                            ------------     ------------

NET INCREASE (DECREASE) IN CASH                                 (40,196)         351,973
   Cash, beginning of period                                     83,654          144,690
                                                            ------------     ------------
   Cash, end of period                                      $    43,458      $   496,663
                                                            ============     ============


          See accompanying notes to condensed consolidated financial statements.

                                      TELENETICS CORPORATION
                             SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                           (UNAUDITED)

                                                                    Six Months       Six Months
                                                                       Ended            Ended
                                                                   June 30, 2002    June 30, 2001
                                                                   -------------    -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
   Interest                                                        $    324,854     $    292,026
                                                                   =============    =============
   Income taxes                                                    $        800     $        800
                                                                   =============    =============

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
   Issuance of common stock upon conversion of 2000 Series A
     Preferred Stock:                                              $    104,229     $    808,603
                                                                   =============    =============
   Issuance of common stock upon conversion of debt                $         --     $    505,043
                                                                   =============    =============
   Issuance of common stock for litigation settlements             $         --     $    156,200
                                                                   =============    =============
   Warrants issued in connection with issuance of promissory
     notes                                                         $  1,265,248     $         --
                                                                   =============    =============
   Warrants issued in connection with debt transactions            $         --     $    982,233
                                                                   =============    =============
   Issuance of common stock in connection with acquisition         $         --     $    168,800
                                                                   =============    =============
   Acquisition of inventory and equipment in connection with
     Motorola Sunrise Series(TM)agreement in exchange for debt     $         --     $  3,591,111
                                                                   =============    =============
   Inventory transferred in connection with Corlund
     Electronics agreement in exchange for receivable              $         --     $  3,228,800
                                                                   =============    =============
   Issuance of common stock in satisfaction of accounts
     payable                                                       $     31,139     $         --
                                                                   =============    =============
   Reinvestment of notes payable into convertible
     subordinated debt offering                                    $    112,500     $         --
                                                                   =============    =============
   Beneficial conversion feature of convertible subordinated
     debt                                                          $    907,535     $  1,110,661
                                                                   =============    =============
   Accounts receivable assigned to Corlund Electronics in
     satisfaction of accounts payable                              $  4,352,353     $         --
                                                                   =============    =============
   Reduction in subscriptions receivable in satisfaction of
     accrued expenses                                              $      1,500     $         --
                                                                   =============    =============
   Issuance of common stock for services                           $         --     $     13,665
                                                                   =============    =============
   Imputed dividend in connection with conversion of 2000
     Series A Preferred Stock                                      $         --     $  2,658,654
                                                                   =============    =============
   Sales of Sunrise Series(TM)products to Motorola in exchange
     for reduction of acquisition debt                             $         --     $  2,075,870
                                                                   =============    =============
   Convertible subordinated debt issued in satisfaction of
     accounts payable                                              $    398,838     $         --
                                                                   =============    =============


              See accompanying notes to condensed consolidated financial statements.

                             TELENETICS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION AND BUSINESS

         The accompanying condensed consolidated financial statements have been prepared by Telenetics Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included in these notes and the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary to fairly state the financial position as of June 30, 2002 and the results of operations and cash flows for the related interim periods ended June 30, 2002 and 2001. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or for any other period.

         Descriptions of significant accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed on April 9, 2002 as part of the Company's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

         Certain reclassifications have been made to the June 30, 2001 financial statements to be consistent with the June 30, 2002 presentation. In addition, based on an April 2002 accounting pronouncement, the Company reclassified a $713,279 extraordinary gain on debt extinguishment as a component of operating expense (see Note 11).

2.       LIQUIDITY

         As of June 30, 2002, the Company had working capital of $1.5 million and an accumulated deficit of $35.7 million. The Company used $1.4 million of cash in operations during the six months ended June 30, 2002. The Company recorded income from operations of $103,000 and a net loss of $912,000 during the six months ended June 30, 2002. There is a substantial likelihood that the Company will be required to obtain equity and/or debt financing in order to continue to operate. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

3.       2002 SECURED CONVERTIBLE PROMISSORY NOTE OFFERINGS

         Effective January 23, 2002, the Company issued $2,087,500 in principal amount of senior secured convertible promissory notes due January 23, 2005 to thirteen accredited investors in exchange for $1,975,000 cash (before commissions and expenses totaling $236,210), the cancellation of the $75,000 principal balance of the 6.5% Debenture and the cancellation of the $37,500 principal balance of another outstanding promissory note (see Note 8). Effective March 1, 2002, the Company issued $162,500 in principal amount of secured convertible promissory notes due March 1, 2005 to five accredited investors (before commissions totaling $16,250). Effective April 1, 2002, the Company

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)


issued a secured convertible promissory note due April 1, 2005 in the principal amount of $2,115,000 to Dolphin Offshore Partners, L.P., a beneficial owner of more than 5% of the Company's outstanding shares of common stock ("Dolphin"), in consideration for the cancellation of the principal balance of that entity's convertible subordinated debenture due January 2, 2003 (see Note 8). The Company granted the holders of the January 23, 2002 notes, the March 1, 2002 notes and the April 1, 2002 note (collectively, the "2002 notes") a continuing security interest in all of the Company's inventory.

         The 2002 notes initially bear interest at 6% per annum. If the market price, which is the average of the three lowest volume weighted average prices of the Company's common stock during the 25 trading days immediately prior to conversion of a note, is below the conversion price floor, which is $0.10, then the interest rate on the 2002 notes will increase to 16% per annum until the market price exceeds the conversion price floor by 20% for 20 consecutive trading days.

         The principal balances of the 2002 notes are convertible into common stock at any time or from time to time at the option of the holders. The initial conversion price of the 2002 notes was $0.44064. Beginning on the earlier of the 120th day following the issuance of a 2002 note or June 3, 2002, which was the date that the registration statements relating to the resale of the shares of common stock issuable upon conversion of the 2002 notes were declared effective by the Securities and Exchange Commission, a 2002 note investor could elect to use the alternate conversion price, provided the market price of the Company's common stock at the time of the conversion is less than $0.55. The alternate conversion price is equal to the market price multiplied by the discount percentage, which is 85%, and is subject to a market price ceiling equal to the initial conversion price of $0.44064 and also is subject to the conversion price floor of $0.10 per share. The conversion price is subject to anti-dilution adjustments in connection with mergers, acquisitions, stock splits, dividends and the like and in connection with future offerings of common stock or securities that are exercisable for or convertible into shares of common stock at a price per share below the then conversion price. To the extent the principal amounts of the 2002 notes are converted into shares of common stock, the Company will not have to repay these principal amounts.

         If the market price is below the conversion price floor for 90 consecutive days, then the 2002 note investors may require the Company to repay the outstanding principal balance of the 2002 notes plus accrued but unpaid interest upon 90 days' notice. If a 2002 note investor seeks to convert a 2002 note at a price below $0.23 per share, then the Company can redeem in whole or in part the principal amount presented for conversion at a substantial premium as defined in the 2002 notes. The 2002 note investors may require the Company to redeem the notes at a substantial premium under some circumstances, which circumstances include the Company's failure to timely register the shares of common stock issuable upon conversion of the 2002 notes and upon exercise of the related investor warrants, the occurrence of a major transaction (as defined in the 2002 notes) and the occurrence of a triggering event (as defined in the 2002 notes).

         If the Company concludes a private equity or equity-linked financing within 24 months after the respective issuance dates of the 2002 notes, then the holders of those notes may exchange those notes for securities issued in the new financing. The January 23, 2002 note investors also have a right of first offer to purchase all or part of most any equity or equity-linked financing that occurs within 24 months after January 23, 2002.

         The January 23, 2002 and April 1, 2002 agreements restrict the Company's ability to enter into any subsequent offer or sale to, or exchange with (or other type of distribution to), any third party, of common stock or any securities convertible, exercisable or exchangeable for or into common stock,

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)


including convertible and non-convertible debt securities, the primary purpose of which would be to obtain financing for the Company (a "Subsequent Financing"), except where the proceeds received by the Company in connection with such offering would be used to prepay the outstanding principal balance of and all accrued interest on the January 23, 2002 and April 1, 2002 notes. This restriction requires the Company to obtain the prior written consent of the holders of a majority of the then outstanding principal amount of the January 23, 2002 notes and the prior written consent of the holder of the April 1, 2002 note for any Subsequent Financing that occurs through February 28, 2003.

         The 2002 notes were accompanied by immediately vested and exercisable five-year warrants ("investor warrants") to purchase up to an aggregate of 7,429,543 shares of common stock at an initial exercise price of $0.44064 per share. The exercise price and the number of shares of common stock underlying the investor warrants are subject to anti-dilution adjustments in connection with mergers, acquisitions, stock splits, dividends and the like and in connection with future offerings of common stock or securities that are exercisable for or convertible into shares of common stock at a price per share below the then exercise price. During the first year after their issuance, the warrants are exercisable for cash. After that date and through their expiration, the warrants will be exercisable either for cash or through a reduction in the shares received upon exercise under a cashless exercise provision. The Company ascribed an estimated fair value of the investor warrants in the aggregate amount of $1,149,645 based on a Black Scholes valuation model and, accordingly, discounted the balance of the 2002 notes as of the date of issuance, which discount the Company is recognizing as additional interest expense from the date of issuance to the maturity date, of which the Company amortized $135,067 to interest expense during the six months ended June 30, 2002.

         Based on Emerging Issues Task Force Issue No. 00-27, the conversion feature of the 2002 notes normally is characterized as a beneficial conversion feature. The Company determined the value of the beneficial conversion feature of the 2002 notes to be $907,535 and, accordingly, discounted the balance of the 2002 notes as of the date of issuance. The beneficial conversion feature is being amortized from the date of issuance to the maturity date, of which the Company amortized $121,412 to interest expense during the six months ended June 30, 2002.

         Of the $4,365,000 of 2002 notes issued, $2,137,500 represents new debt and $2,227,500 represents debt issued in exchange for the cancellation of existing debt. The $2,137,500 in new notes were accompanied by warrants to purchase up to an aggregate of 3,638,182 shares of common stock. The Company ascribed an estimated fair value of these warrants in the amount of $746,849 based on a Black Scholes valuation model. In addition, the Company is amortizing the $907,535 value of the beneficial conversion feature of the new notes from the date of issuance to the maturity date.

         Two noteholders agreed to reinvest their existing notes aggregating $2,227,500 in the January 23, 2002 and April 1, 2002 secured convertible promissory note offerings. The reinvestments resulted in, among other changes, a lower interest rate, an extended due date and the issuance of warrants to purchase up to an aggregate of 3,791,361 shares of common stock. The Company ascribed an estimated fair value of these warrants in the amount of $402,796 based on a Black Scholes valuation model. Because the issuance of the transaction is recorded as a modification of existing debt for accounting purposes and the original unamortized beneficial conversion feature of the notes exceeded the beneficial conversion feature of the replacement notes, the Company did not record an additional valuation discount. However, the Company is amortizing the remaining unamortized balance of the original beneficial conversion feature of $383,671 to interest expense over the term of the replacement notes, of which the Company amortized $32,893 to interest expense during the six months ended June 30, 2002.

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)


         In connection with the January 23, 2002 and March 1, 2002 private placements, the Company issued to seven principals and employees of NASD-registered broker-dealer Taglich Brothers, Inc., which employees included Robert Schroeder, a director of the Company, and Michael N. Taglich, who subsequently became a director and Chairman of the Board of the Company, immediately vested and exercisable five-year warrants to purchase up to an aggregate of 510,621 shares of common stock at an initial exercise price of $0.52877 per share. The exercise price and the number of shares of common stock underlying the warrants are subject to adjustment in connection with mergers, acquisitions, stock splits, dividends and the like and in connection with future offerings of common stock or securities that are exercisable for or convertible into shares of common stock at a price per share below the then exercise price. The Company ascribed an estimated fair value to the placement warrants in the aggregate amount of $115,603 based on a Black Scholes valuation model and, accordingly, capitalized this amount as part of deferred debt offering costs as of the date of issuance. Deferred debt offering costs are recognized as additional interest expense over the life of the 2002 notes, $66,341 of which was amortized to interest expense during the six months ended June 30, 2002.

         The cash proceeds of the offerings of 2002 notes and investor warrants, after payment of placement agent commissions of $213,750 and escrow and certain legal fees of $38,710 in connection with the January 23, 2002 and March 1, 2002 note offerings, were approximately $1,885,040. The Company was required to use a portion of the proceeds from the January 23, 2002 notes to repay a $300,000 bridge loan that the Company obtained in January 2002 and to use the remaining proceeds from the 2002 notes for working capital purposes. The proceeds were used to pay down accounts payable and accrued expenses and to pay off a mature $100,000 note payable.

         The agreements the Company entered into in connection with the 2002 note offerings include extensive customary representations, warranties and covenants. If the Company breaches its representations, warranties or covenants or defaults under the 2002 notes for any other reason, the holders of the 2002 notes could, among other things, require the Company to pay substantial penalties, require the Company to repay the 2002 notes at a premium and/or foreclose upon their security interest in the Company's inventory.

4.       INVENTORIES

         Inventories consist of the following:

                                                            June 30, 2002
                                                            -------------

         Raw materials                                       $4,197,489
         Work-in-process                                        299,272
         Finished goods                                       2,622,542
                                                             -----------

                                                             $7,119,303
                                                             ===========

5.       COMMITMENTS

MOTOROLA SUNRISE SERIES(TM) AGREEMENT

         On December 29, 2000, the Company entered into a Manufacturing License and Distribution Agreement ("Motorola Agreement") with Motorola, Inc. through Motorola's Multiservice Networks Division. Under the terms of the Motorola

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)


Agreement, the Company obtained from Motorola a ten-year non-exclusive license to manufacture, market and further develop a series of Motorola commercial-grade analog and digital data transmission and network access products. The Company has chosen to distribute these products under the name Sunrise Series(TM) through a worldwide network of certified resellers, system integrators, partners, original equipment manufacturers and other distribution channels, many of which are part of a worldwide distribution network developed by Motorola in connection with sales of its products, including the commercial-grade analog and digital transmission and network access products that were licensed to the Company through the Motorola Agreement. In exchange for the license relating to the Sunrise Series(TM) products, the Company has agreed, among other things, to make royalty payments to Motorola on sales of the licensed products during the two-year period that began on December 29, 2000. The Company incurred obligations for royalties under the agreement of approximately $89,000 during the six months ended June 30, 2002, which obligations were accrued but not paid as of June 30, 2002 pursuant to the payment terms of the Motorola Agreement. The Company acquired inventories with an approximate value of $5,000,000 and property and equipment with an approximate value of $543,000 pursuant to the Motorola Agreement. The Company took delivery of these assets during the three months ended March 31, 2001. As of December 31, 2001, the Company had fulfilled its obligations to acquire inventory in accordance with the terms of the Motorola Agreement. The Company entered in the Manufacturing Agreement with Corlund Electronics described below under the heading "Corlund Electronics Agreement" to facilitate the manufacture of certain of the products covered by the Motorola Agreement.

         During the six months ended June 30, 2002, the Company received inventories relating to the products covered by the Motorola Agreement having an approximate value of $1,836,000. This inventory is not covered by the Motorola Agreement, and the Company has not yet negotiated the acquisition of it with Motorola. Accordingly, the Company has not recorded the acquisition of this additional inventory and is holding it on a consignment basis.

CORLUND ELECTRONICS AGREEMENT

         On December 29, 2000, the Company entered into a Manufacturing Agreement ("Corlund Electronics Agreement") with Corlund Electronics, Inc. (formerly Comtel Electronics, Inc.), a privately-held manufacturer based in Tustin, California. Under the Corlund Electronics Agreement, Corlund Electronics agreed to act as a turnkey contract manufacturer of the majority of the Sunrise Series(TM) commercial-grade data transmission and network access products that the Company licenses from Motorola. As part of this arrangement, Corlund Electronics has agreed to perform component purchasing, full product assembly, testing and preparation for shipment of both base products, which are of a generic type and are identical, and final products, which are specially configured or modified to fill a particular customer order or need. The Company sold to Corlund Electronics $385,000 of the equipment that the Company purchased from Motorola for the purpose of manufacturing the Sunrise Series(TM) products. In addition, the Company is loaning to Corlund Electronics testing equipment needed in the manufacturing process. Through June 30, 2002, the Company had sold, at cost, to Corlund Electronics a net of approximately $4,513,000 of the $5,000,000 of inventory and components that the Company purchased from Motorola. The Company has also acquired inventory and components from other venders that it holds and sells to Corlund Electronics at cost in order to support the manufacture of the Sunrise Series(TM) products. As of June 30, 2002, the Company had a balance of approximately $1,476,000 due from Corlund Electronics in connection with these sales, which balance is included in accounts receivable.

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)


         The Corlund Electronics Agreement provides that during each month beginning the third calendar month after commencement of manufacture of products by Corlund Electronics and continuing through the expiration or earlier termination of the Corlund Electronics Agreement, the Company will purchase from Corlund Electronics a minimum of $1,000,000 per month of Sunrise Series(TM) and other products manufactured by Corlund Electronics for the Company. The Corlund Electronics Agreement has an initial term of three years, expiring December 29, 2003, with automatic one-year renewals unless either party provides written notice of termination to the other party at least 180 days prior to the expiration of the then current term. As of June 30, 2002, the Company owed $3,278,000 to Corlund Electronics as a result of product purchases. In September 2001, the Company entered into an arrangement with Corlund Electronics regarding the assignment of accounts receivable to Corlund Electronics, the collection of those accounts receivable and the grant of security interests in those accounts receivable. During the six months ended June 30, 2002, the Company discharged approximately $4,352,000 of its obligation resulting from product purchases from Corlund Electronics by assigning certain of the Company's accounts receivable to Corlund Electronics, subject to collection of the assigned receivables. At June 30, 2002, approximately $1,527,000 of the assigned receivables had not been collected by Corlund Electronics. This amount has been reflected as a decrease to accounts payable and to the related amounts due to Corlund Electronics in the consolidated balance sheet.

         The Company has agreed to purchase from Corlund Electronics certain of the materials that Corlund Electronics purchases from its vendors for the manufacture of the Sunrise Series(TM) products to the extent Corlund Electronics does not use those materials in the manufacture of the Sunrise Series(TM) products and is unable to return those materials to its vendors. At June 30, 2002, the dollar value of materials that the Company would have been committed to purchase from Corlund Electronics if Corlund Electronics had been unable to use those materials was approximately $138,000.

6.       LITIGATION

         On August 2, 2002, Michael A. Armani filed an action against the Company, Michael Taglich and David Stone in the Superior Court of California, County of Orange Central Justice Center (Case No. 02CC12884). Mr. Armani is a former executive officer and former director of the Company. Mr. Taglich is the Chairman of the Board and a director of the Company, and Mr. Stone is the Company's President and Chief Financial Officer. The complaint alleges breach of contract, fraud and deceit, interference with contractual relationship and prospective advantage and inducing breach of contract. Mr. Armani seeks general damages of at least $450,000 and punitive and exemplary damages in excess of $15,000,000. The complaint relates to the terms and effectiveness of documentation relating to his September 2000 separation from employment with the Company. The complaint also relates to compensation he claims is due for services he allegedly rendered to the Company following his separation. The Company believes Mr. Armani's claims are without merit because, among other factors, Mr. Armani alleges the existence of contracts that did not exist between the Company and himself, and Mr. Armani admitted in the complaint that he failed to execute proposed separation documentation prior to the explicit expiration date of the offer described in the documentation. The Company intends to vigorously defend itself against these claims and to pursue appropriate counterclaims against Mr. Armani.

7.       EARNINGS (LOSS) PER COMMON SHARE

         Basic earnings (loss) per common share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted loss per share excludes the effect of incremental common shares attributable to the

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)


exercise of outstanding common stock options and warrants and the potential conversion of convertible debt and preferred stock because their effect was anti-dilutive due to losses incurred by the Company during the periods presented.

         The following table illustrates the computation of basic and diluted loss per share:

                                                Three Months    Three Months    Six Months      Six Months
                                                   Ended           Ended           Ended           Ended
                                               June 30, 2002   June 30, 2001   June 30, 2002   June 30, 2001
                                               -------------   -------------   -------------   -------------
NUMERATOR:
Net loss                                       $   (884,941)   $ (1,341,460)   $   (911,858)   $ (3,906,603)
Less:  Preferred stock beneficial conversion
         feature                                         --        (664,602)             --        (706,333)
       Warrants repriced                                 --      (1,952,321)             --      (1,952,321)
                                               -------------   -------------   -------------   -------------

Loss applicable to common shareholders         $   (884,941)   $ (3,958,383)   $   (911,858)   $ (6,565,257)
                                               =============   =============   =============   =============

DENOMINATOR:
Weighted average number of common shares
     outstanding during the period               28,006,347      18,927,194      27,800,367      17,772,119
                                               =============   =============   =============   =============

Basic and diluted loss per share               $      (0.03)   $      (0.21)   $      (0.03)   $      (0.37)
                                               =============   =============   =============   =============

8.       DEBT MODIFICATIONS

7% CONVERTIBLE SUBORDINATED DEBENTURE

         On January 2, 2001, the Company issued a 7% Convertible Subordinated Debenture due January 2, 2003 in the principal amount of $2,115,000 ("Dolphin Debenture") in a private offering to Dolphin. Effective April 1, 2002, Dolphin reinvested the principal balance of the Dolphin Debenture in the Company's April 1, 2002 secured convertible promissory note offering (see Note 3).

         Prior to the reinvestment, the Dolphin Debenture was convertible at Dolphin's election into shares of the Company's common stock. The conversion price initially was $0.67 per share, which was at a discount to the market price of the Company's common stock on the date of issuance of the Dolphin Debenture. The Dolphin Debenture contained anti-dilution provisions under which the conversion price was to be adjusted upon a stock split, stock dividend, recapitalization or similar transaction, or upon issuance by the Company of common stock or securities convertible into or exchangeable for common stock at a price lower than the conversion price of the Dolphin Debenture. In most cases where the Company issued common stock or securities convertible into or exchangeable for common stock at a price per share that was lower than the conversion price of the Dolphin Debenture, the conversion price of the Dolphin Debenture was adjusted downward to the lower price. The Company had the right to force conversion of the Dolphin Debenture after August 2, 2001 if at the time the Company desired to force conversion, the registration statement covering the shares of common stock underlying the Dolphin Debenture was effective and the average of the closing bid price per share for 20 consecutive trading days ending five days prior to the date of forced conversion was at least $2.00. Dolphin had the right to accelerate maturity of the Dolphin Debenture upon a change in control of the Company.

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)


         The conversion feature of the Dolphin Debenture was characterized as a beneficial conversion feature. Pursuant to Emerging Issues Task Force Issue No. 00-27, the Company determined that the value of the beneficial conversion feature of the Dolphin Debenture was $943,858. Accordingly, the Company discounted the balance of the Dolphin Debenture as of the date of issuance. The beneficial conversion feature was being amortized from the date of issuance to the maturity date of January 2, 2003, of which $117,982 was amortized to interest expense during the three months ended March 31, 2002.

         In connection with the Dolphin Debenture offering, the Company issued five-year placement agent warrants ("Dolphin Placement Warrants") to purchase up to 350,000 shares of the Company's common stock at an initial exercise price of $0.80 per share to Michael N. Taglich, who subsequently transferred 257,450 of those warrants to 14 other principals and employees of Taglich Brothers, Inc. The Company ascribed an estimated fair value to the Dolphin Placement Warrants in the aggregate amount of $172,262 based on a Black Scholes valuation model and, accordingly, capitalized this amount as part of deferred debt offering costs as of the date of issuance. Deferred debt offering cost was being recognized as additional interest expense over the life of the Dolphin Debenture, of which the Company amortized $137,099 to interest expense during the three months ended March 31, 2002. The Company also granted Taglich Brothers the right, until January 2, 2004, to include one nominee in the slate of nominees recommended by the Company's board of directors for election by the Company's shareholders. Taglich Brothers named Robert Schroeder as its nominee. Mr. Schroeder was elected to the Company's board of directors at the Company's 2001 and 2002 annual shareholders' meetings. Mr. Taglich also was elected to the Company's board of directors at the Company's 2002 annual shareholders' meeting and subsequently was appointed as Chairman of the Board.

         The Dolphin Placement Warrants contain anti-dilution provisions under which their exercise price and number of underlying shares of common stock are adjusted upon a stock split, stock dividend, recapitalization or similar transaction, or upon issuance by the Company of common stock or securities convertible into or exchangeable for common stock at a price lower than the exercise price of the Dolphin Placement Warrants. In cases where the Company issues securities convertible into or exchangeable for common stock at a price per share that is lower than the exercise price of the Dolphin Placement Warrants, the exercise price of the Dolphin Placement Warrants is to be adjusted downward to 120% of the lower price, and the number of shares underlying the Dolphin Placement Warrants is to be adjusted upward by multiplying the number of shares underlying the Dolphin Placement Warrants prior to the adjustment by the exercise price of the Dolphin Placement Warrants prior to the adjustment, and then dividing that product by the exercise price that results from the adjustment. As of June 30, 2002, the exercise price of the Dolphin Placement Warrants had been adjusted to $0.243 per share following the Company's issuance of shares of common stock at a price of $0.2027 per share upon conversion of shares of 2000 Series A Convertible Preferred Stock in June 2001. The Company ascribed an estimated fair value to the repricing of the Dolphin Placement Warrants in the aggregate amount of $369,208 based on a Black Scholes valuation model and, accordingly, capitalized the additional valuation as deferred debt offering costs as of the date of repricing. Such additional deferred cost was recognized as additional interest expense over the remaining life of the Dolphin Debenture, of which the Company amortized $72,871 to interest expense during the three and six months ended June 30, 2002. Dolphin reinvested the Dolphin Debenture in the Company's April 1, 2002 secured convertible promissory note offering (see Note 3).

         Effective June 29, 2001, the Company entered into a note modification agreement with Dolphin. Under the agreement, Dolphin waived any default by the Company under the Dolphin Debenture that had occurred or may occur through September 30, 2001. In addition, interest rates and payment dates on the Dolphin

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)


Debenture and the two outstanding notes due to Dolphin were revised. Effective July 1, 2001, the interest rate of the Dolphin Debenture increased to 10% per annum, and the payment dates changed from semi-annual payments of interest in arrears on January 2 and July 2 of each year to quarterly payments in arrears on March 2, June 2, September 2 and December 2 of each year. If the Company failed to make a quarterly interest payment within 15 days after it was due, then the interest rate for that quarterly period was to increase to 15% per annum. The maturity date of a $325,000 note due to Dolphin was extended from April 22, 2001 to July 2, 2002. Also, the interest rate of the $325,000 note increased from 12% to 15% per annum for the period from October 1, 2001 to December 31, 2001, and increased from 15% to 18% per annum commencing on January 1, 2002. Effective July 1, 2001, the interest rate of a $250,000 note due to Dolphin increased from 10% to 15% per annum, and the Company would have been eligible for a waiver of interest that was scheduled to accrue on that note from January 1, 2002 to April 10, 2002 if the Company had prepaid the outstanding principal balance of the note on or before April 1, 2002 after providing advance notice to Dolphin of the Company's intent to prepay the balance.

         In April 2002, the Company granted Dolphin the opportunity to include one nominee in the slate of nominees recommended by the Company's board of directors for election by the Company's shareholders at the Company's 2002 annual shareholders' meeting. Dolphin named David B. Parshall as its nominee. Mr. Parshall was elected to the Company's board of directors at the Company's 2002 annual meeting of shareholders.

         Effective June 30, 2002, the Company entered into a note modification agreement with Dolphin. Under the agreement, the maturity dates of the $325,000 note and the $250,000 note were extended from July 2, 2002 to July 15, 2002, and the due dates of all remaining payments due or to become due under each of those notes were extended to July 15, 2002. Under the agreement, effective as of July 15, 2002, Dolphin surrendered for cancellation the $325,000 note and the $250,000 note, and the Company paid to Dolphin the sum of $25,000 plus all accrued and unpaid interest on each of those notes through July 15, 2002 and issued to Dolphin a 12% subordinated unsecured promissory note due January 15, 2004 in the principal amount of $550,000. The new note is payable in 18 monthly installments beginning August 15, 2002, with each of the first 17 monthly payments to represent at least $25,000 in principal amount plus accrued interest for the previous month, and the final payment to be in the amount of the unpaid principal balance plus all accrued and unpaid interest and any other amounts payable under the note. The note accrues interest at a rate of 12% per annum, except that if a minimum monthly installment is not paid by its due date, then interest on the unpaid principal portion of the note accrues at a rate of 18% per annum until the installment is paid. The note provides that if at any time three minimum monthly installments remain due and unpaid, then the note immediately becomes due and payable. Also, for so long as the note remains outstanding, the note prohibits the Company from paying cash compensation, other than expense reimbursement, to its directors in consideration for director services rendered on or after May 15, 2002, and prohibits the Company from making common stock dividends and repurchases and engaging in recapitalizations involving the payment of cash, notes or other debt instruments in exchange for shares of the Company's common stock.

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

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)


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

         In connection with the offering of the 6.5% Debenture, the Company issued to Taglich Brothers, the placement agent, five-year warrants to purchase up to 11,209 shares of the Company common stock at an initial exercise price of $0.81 per share (the "Taglich Warrants"). The Taglich Warrants were divided equally between Michael N. Taglich and another principal of Taglich Brothers. The Company ascribed an estimated fair value to the Taglich Warrants in the aggregate amount of $8,094 based on a Black Scholes valuation model and, accordingly, capitalized this amount as part of deferred debt offering costs as of the date of issuance. Deferred debt offering cost is recognized as additional interest expense over the life of the 6.5% Debenture, of which the Company amortized $1,200 to interest expense during the three months ended March 31, 2002. In connection with the reinvestment of the 6.5% Debenture in the Company's January 23, 2002 secured convertible promissory note offering (see Note 3), the Company charged to interest expense the $7,797 unamortized balance of the valuation during the three months ended March 31, 2002.

         The Taglich Warrants contain anti-dilution provisions under which their exercise price and number of underlying shares of common stock are adjusted upon a stock split, stock dividend, recapitalization or similar transaction, or upon issuance by the Company of common stock or securities convertible into or exchangeable for common stock at a price lower than the exercise price of the Taglich Warrants. In cases where the Company issues securities convertible into or exchangeable for common stock at a price per share that is lower than the exercise price of the Taglich Warrants, the exercise price of the Taglich

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)


Warrants is to be adjusted downward to 120% of the lower price, and the number of shares underlying the Taglich Warrants is to be adjusted upward by multiplying the number of shares underlying the Taglich Warrants prior to the adjustment by the exercise price of the Taglich Warrants prior to the adjustment, and then dividing that product by the exercise price that results from the adjustment. As of June 30, 2002, the exercise price of the Taglich Warrants had been adjusted to $0.243 per share following the Company's issuance of shares of common stock at a price of $0.2027 per share upon conversion of shares of 2000 Series A Convertible Preferred Stock in June 2001. The Company ascribed an estimated fair value to the repricing of the Taglich Warrants in the aggregate amount of $12,055 based on a Black Scholes valuation model and, accordingly, capitalized the additional valuation as deferred debt offering costs as the date of repricing. The Company was recognizing the additional deferred cost as additional interest expense over the remaining life of the 6.5% Debenture and amortized $1,268 of the additional deferred cost to interest expense during the three months ended March 31, 2002. In connection with the reinvestment of the 6.5% Debenture in the Company's January 23, 2002 secured convertible promissory note offering (see Note 3), the Company charged to interest expense during the three months ended March 31, 2002 the $6,348 unamortized balance of the valuation.

6% CONVERTIBLE SUBORDINATED SECURED PROMISSORY NOTE

         Effective as of April 26, 2002, the Company amended its 6% convertible subordinated secured promissory note due January 25, 2003. The outstanding balance of the note totaled $255,525 at March 31, 2002. The April 26, 2002 amendment provides for the principal of the note to include the sum of the outstanding balance due under the note as of the date of the amendment plus all additional amounts that were due as a result of additional services rendered to the Company by the holder through the date of the amendment. In addition, the amended note provides that on each future addition date, which are May 1, 2002 and the first day of each subsequent month before the note is paid in full, any and all amounts of fees and costs that become due from the Company to the holder in connection with the holder's provision of services to the Company during the month preceding the future addition date will be added to the principal sum of the note unless the holder elects not to make the addition. Also, the amendment to the note reduced the interest rate to 3% per annum for interest accruing on or after that date, except that interest will accrue at a rate of 6% per annum during periods when an event of default has occurred and is continuing. In addition, the due date of the note was extended to January 1, 2004, and the monthly principal and interest payment amount was adjusted to be a minimum of $30,000. The Company has agreed to make prepayments of any and all amounts due under the note at the earliest practicable dates. As of June 30, 2002, the principal balance of the note was $630,357.

8% UNSECURED PROMISSORY NOTE

         In 2000, Terry Parker, who was then a director and the President and Chief Executive Officer of the Company, advanced to the Company $150,000. The advance was evidenced by an 8% unsecured promissory note dated as of November 16, 2000. Effective June 30, 2002, the Company and Mr. Parker entered into a note modification agreement. Under the agreement, the maturity date of the note was extended from June 30, 2002 to July 15, 2002, and the dues dates of all remaining payments due or to become due under the note were extended to July 15, 2002. Under the agreement, effective as of July 15, 2002, Mr. Parker surrendered for cancellation the $150,000 note, and the Company paid to Mr. Parker the sum of $7,800 plus interest accrued on the note from July 1, 2002 through July 14, 2002 and issued to Mr. Parker a 7% subordinated unsecured promissory note due January 15, 2004 in the principal amount of $148,200. The note is payable in 18 monthly installments beginning August 15, 2002, with each of the first 17 monthly payments to represent at least $7,800 in principal amount plus accrued

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)


interest for the previous month, and the final payment to be in the amount of the unpaid principal balance plus all accrued and unpaid interest and any other amounts payable under the note. The note accrues interest at a rate of 7% per annum, except that if a minimum monthly installment is not paid by its due date, then interest on the unpaid principal portion of the note accrues at a rate of 10% per annum until the installment is paid. The note provides that if at any time three minimum monthly installments remain due and unpaid, then the note immediately becomes due and payable. Also, for so long as the note remains outstanding, the note prohibits the Company from making common stock dividends and repurchases and engaging in recapitalizations involving the payment of cash, notes or other debt instruments in exchange for shares of the Company's common stock.

INDEBTEDNESS TO SHALA SHASHANI LUTZ / SMC GROUP

         Shala Shashani Lutz served as a member of the Company's board of directors from September 1996 to May 2002, and as the Company's Secretary from September 1996 until April 1999. Ms. Lutz assumed the position of Chairman of the Board of the Company in September 2000 and the positions of President and Chief Executive Officer on March 20, 2001. She held those positions until May 15, 2002. Ms. Lutz was the founder and has been the owner of SMC Group, a consulting and human resources firm, since 1986. In 1992, Ms. Lutz and Michael
A. Armani acquired from SMC Group what was then a majority controlling interest in the Company. From time to time between 1993 and 2000, Ms. Lutz, SMC Group and SMC Communications Group, Inc., a company owned and operated by Ms. Lutz, advanced funds and provided various products, services and facilities to the Company.

         At June 30, 2002, the Company was indebted to Shala Shashani Lutz (dba SMC Group) under a $250,000 note dated December 30, 1997 that bears interest at 12% per annum, is due January 2, 2003, is fully transferable, and is secured by the Company's receivables, inventories and other assets pursuant to a security agreement.

         At June 30, 2002, the Company also was indebted to Ms. Lutz and/or her affiliates under an obligation in the principal amount of $75,000. This $75,000 obligation resulted from a reinvestment in October 2000 of a $75,000 10% subordinated unsecured promissory note that the Company had sold to SMC Group in October 1998. Based on representations made by Ms. Lutz to the Company, the Company previously reported that the October 2000 obligation was an unsecured promissory note that bore interest at the rate of 8% per annum and was due June 30, 2002. However, the Company recently discovered that the obligation was not evidenced by a note. In May 2002, Ms. Lutz resigned from her positions as a director and executive officer of the Company. In June 2002, Ms. Lutz asserted that the October 2000 obligation was fully secured by the Company's assets and was in default. The Company disputes Ms. Lutz's assertion and is in negotiations with Ms. Lutz regarding this matter.

         In March 2001, the Company's board of directors set the compensation for Ms. Lutz's services as Chairman of the Board, President and Chief Executive Officer of the Company. Effective April 1, 2001, Ms. Lutz became entitled to receive a total annual salary of $160,000, which salary was paid through March 31, 2002 at the rate of $10,000 per month, with an additional accrual of $10,000 per quarter that is to be paid by the Company as its financial condition permits. As of June 30, 2002, the Company's financial condition had not permitted the Company to pay the $40,000 deferred portion of Ms. Lutz's salary (see Note 16).

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)


INDEBTEDNESS OF MICHAEL A. ARMANI

         Michael A. Armani served as the Company's President from July 1993 to September 2000 and as a member of the Company's board of directors from July 1993 through May 2002. He served as the Company's Chief Executive Officer and Chairman of the Board from September 1996 to September 2000 and as the Company's Chief Financial Officer from September 1996 until April 1999. From time to time between 1993 and 2000, Mr. Armani made non-interest bearing loans of Company funds to himself for his own personal benefit without prior approval or authorization of the Company's board of directors. Mr. Armani resigned from his positions as an executive officer of the Company on September 8, 2000, at which time he proposed to repay the indebtedness within 120 days. At December 31, 2000, the remaining amount due to the Company under these loans was $222,946. During 2001, the balance was reduced by $11,000 realized by way of reductions in severance payments to him.

         During 2001, the Company negotiated with Mr. Armani regarding the execution of a separation agreement and general release. Based on and in reliance on various agreements in principle that the Company believed it had reached with Mr. Armani, the Company continued to make severance payments to Mr. Armani that aggregated $168,000 and continued his medical and other benefits for twenty months. In March 2002, the Company agreed to reduce the outstanding balance of the loans that Mr. Armani made to himself by $72,946 in consideration of Mr. Armani converting the remaining balance of $139,000 into a fully secured note receivable and executing separation documentation described below. The note was to be fully secured by shares of the Company's common stock and to bear interest at 6.75% per annum, with the outstanding principal and accrued interest due March 21, 2004. In anticipation of and with full belief that Mr. Armani would execute the required documentation and provide the required collateral, the Company wrote off the reduction of $72,946 in the year ended December 31, 2001 and reported the note from Mr. Armani as a reduction in shareholders equity as of December 31, 2001. During this process, Mr. Armani executed a note and a security agreement but did not execute and return all of the separation documentation within the required timeframe. In addition, despite repeated assurances from Mr. Armani to the Company, including a public affirmation at the Company's May 15, 2002 annual shareholders meeting, Mr. Armani failed to provide the Company with the collateral for the note.

         Pursuant to the last agreement in principle that the Company believed it had reached with Mr. Armani, he would commit to indemnify the Company for any losses the Company incurs as a result of any actions Mr. Armani may have taken outside the course and scope of his employment or his duties as an officer or director and any losses related to any written or oral agreement executed or consented to by Mr. Armani on the Company's behalf and which written or oral agreement had not been authorized or approved by the board of directors, and the Company would commit to indemnify Mr. Armani for any losses he incurs as a result of his personal guaranty of the lease of the Company's principal offices and would grant to Mr. Armani common stock purchase options that would vest and become exercisable following Mr. Armani's full repayment of the $139,000 note receivable. In addition, the Company proposed that the agreement would include a release of Mr. Armani from any liability associated with his actions and conduct as an officer and director of the Company that were within the scope of his authority and a release of the Company from any and all claims Mr. Armani may have against the Company prior to entry into the separation agreement and general release.

         In connection with the May 15, 2002 annual shareholders meeting, the Company discovered that certificates representing the shares of the Company's common stock that would have served as collateral for the $139,000 note had been transferred out of Mr. Armani's name. In June 2002, Mr. Armani refused to provide shares as collateral for the $139,000 note, or to otherwise secure the note, which made it impossible for the Company to perfect its intended security

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)


interest or to otherwise secure the $139,000 note. As a result, the Company notified Mr. Armani that he was in default under the security agreement and that, therefore, he was in default under the note and that the $72,946 reduction in his indebtedness to the Company that was proposed to take effect on the effective date of the separation agreement was void. The Company demanded that Mr. Armani repay in full all of his indebtedness to the Company, in the amount of $222,946 plus accrued interest on the amount covered by the note, on or before June 14, 2002. As of June 30, 2002, Mr. Armani had not repaid his indebtedness to the Company. The Company's management believed that these facts, among others, raised substantial doubt as to Mr. Armani's intention and ability to repay the note, and thus substantial doubt as to the collectability of the note. Consequently, the Company wrote off the remaining $139,000 principal balance of the note in the quarter ended June 30, 2002.

         On August 2, 2002, Mr. Armani filed an action against the Company, Michael Taglich and David Stone. The action relates to the terms and effectiveness of documentation relating to his separation from employment with the Company and also relates to compensation he claims is due for services he allegedly rendered to the Company following his separation (see Note 6). The Company believes Mr. Armani's claims are without merit and intends to vigorously defend itself against these claims and to pursue appropriate counterclaims and remedies available to it under the law to recover the amounts due and owing from Mr. Armani. Any future recoveries of those amounts will not be recognized by the Company unless, and until, the Company fully realizes those recoveries.

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

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)


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

         During the six months ended June 30, 2002, holders of shares of 2000 Series A Preferred Stock converted 12.21 shares of 2000 Series A Preferred Stock into an aggregate of 602,365 shares of common stock at a conversion price of $0.2027 per common share. As of June 30, 2002, 3 shares of 2000 Series A Preferred Stock remained outstanding.

10.      SUMMARY OF OUTSTANDING WARRANTS

         A summary of the activity of common stock purchase warrants is as follows:

                                                                                          Warrant Price
                                                                                 --------------------------------
                                                         Number of
                                                           Shares                Per Share                  Total
                                                           ------                ---------                  -----
Balance outstanding, December 31, 2001                    4,118,144            $0.20 - $5.00              $ 6,950,103

Warrants issued due to repricing                              6,462                       --                       --
Warrants issued in connection with
  convertible debt                                        7,940,164              0.44 - 0.53                3,543,755
Warrants exercised                                               --                       --                       --
                                                    ------------------------------------------------------------------

Balance outstanding, June 30, 2002                       12,064,770            $0.20 - $5.00              $10,493,858
                                                    ==================================================================

11.      NEW ACCOUNTING PRONOUNCEMENT

         In April 2002, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 145, "Rescission of FASB Statements No. 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," to update, clarify and simplify existing accounting pronouncements. FASB Statement No. 4, which required all gains and losses from debt extinguishment to be aggregated and, if

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)


material, classified as an extraordinary item, net of related tax effect, was rescinded. Consequently, FASB Statement No. 64, which amended FASB Statement No. 4, was rescinded because it was no longer necessary. The Company previously reported a gain from debt extinguishment of $713,279 as an extraordinary gain during the three months ended March 31, 2002. Therefore, the financial statements have been retroactively reclassified to include such amount as a component of operating expense for the six months ended June 30, 2002.

12.      REVENUES BY GEOGRAPHIC LOCATION

         The following sets forth a summary of the Company's revenues attributed to its country of domicile and to all foreign countries in total, and revenues attributable to each individual foreign country from which the Company derived material revenues:

                                             Six Months Ended   Six Months Ended
                                               June 30, 2002      June 30, 2001
                                                -----------        -----------

         United States                          $3,427,028         $6,577,098
                                                -----------        -----------

         Foreign countries:
                 France                            881,827             12,073
                 Canada                            836,847            562,168
                 All other foreign countries     2,985,428          1,953,045
                                                -----------        -----------

         Total Foreign                           4,704,102          2,527,286
                                                -----------        -----------

         Total United States and Foreign        $8,131,130         $9,104,384
                                                ===========        ===========

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)


         The following sets forth a summary of the Company's revenues attributed to the geographic regions by which the Company manages its marketing and sales activity:

                                             Six Months Ended   Six Months Ended
                                               June 30, 2002      June 30, 2001
                                                -----------        -----------

         United States and Canada               $4,263,875         $7,139,266
         Western, Central, Eastern Europe,
              Middle East and Africa             2,694,049          1,302,441
         Asia, Australia, New Zealand
              and India                            961,614            527,976
         Latin and Central America,
             Mexico and the Caribbean              211,592            134,701
                                                -----------        -----------

         Total                                  $8,131,130         $9,104,384
                                                ===========        ===========

         Net sales by geographic area have been reported based on the financial information that was used to produce its financial statements and have been determined based on the country of domicile of the customer to which the revenue is attributed.

13.      ISSUANCE OF STOCK OPTIONS TO EMPLOYEES AND CONSULTANT

         Effective June 13, 2002, the Company's board of directors approved the issuance under the Company's stock option plans of options to purchase an aggregate of 1,585,000 shares of common stock at an initial exercise price of $0.115 per share, which was the fair market value of a share of common stock on the date of grant. Of the total, options to purchase an aggregate of 20,000 shares were granted to a consultant, and the remainder were granted to employees.

14.      DIRECTOR COMPENSATION

         Effective June 13, 2002, the Company's board of directors adopted a director compensation and equity incentive policy that cancelled and superseded the Company's September 8, 2000 director compensation program and provided for the following:

         o Compensation to Michael Taglich as Chairman of the Board is $63,000 per year, in addition to any non-employee director compensation to which Mr. Taglich may otherwise be eligible;

         o Compensation of the Chairman of the Audit Committee is $5,000 per year, in addition to any non-employee director compensation that the Chairman of the Audit Committee may otherwise be eligible;

         o Compensation of each non-employee member of the board other than Mr. Schroeder and Mr. Parshall is $12,000 per year;

         o Compensation to Taglich Brothers, Inc. for the director services of Mr. Schroeder is $25,000 per year;

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)


         o Compensation to Mr. Parshall for his director services is $15,000 per year;

         o Each non-employee director shall be entitled to reimbursement for reasonable and necessary expenses incurred in connection with attendance at meetings of the board or committees of the board; and

         o Each of the five non-employee members of the board received effective as of June 13, 2002 a non-qualified stock option outside of the Company's stock option plans to purchase up to 50,000 shares of common stock. The options have an initial exercise price of $0.115 per share, which is the closing price of a share of the Company's common stock on the day immediately preceding the date of grant, and (b) subject to continued service requirements and other terms of the applicable option agreement, are to vest and become exercisable in four equal quarterly installments beginning September 11, 2002 and to expire on June 12, 2012.

         The cash compensation was to be earned and payable quarterly in arrears unless deferred at the discretion of the Company's President, with the first installment coming due August 15, 2002 to cover the period from May 15, 2002 through August 15, 2002. However, the June 30, 2002 note modification agreement that the Company entered into with Dolphin provides that during the period that the $550,000 note due to Dolphin on July 15, 2002 is outstanding, the Company may not pay cash compensation other than expense reimbursement to its directors for services rendered on or after May 15, 2002 (see Note 8).

15.      RECEIVABLES DUE FROM BLUE LINE COMMUNICATIONS WAREHOUSE

         Between November 2000 and November 2001, Blue Line Communications Warehouse, Inc., a company of which William C. Kosoff is the sole remaining director and a major shareholder, resold approximately $250,000 of the Company's products. Blue Line ceased operations in December 2001. Mr. Kosoff is a founder and long-time employee of the Company who became a director of the Company on May 15, 2002 after having served as a director and executive officer of the Company during various prior periods. As of June 30, 2002, Blue Line was in the process of accounting for its debts, which included approximately $35,000 due to the Company.

16.      SUBSEQUENT EVENTS

EMPLOYEE STOCK OPTIONS

         Effective July 16, 2002, the Company's board of directors approved the issuance to employees under the Company's stock option plans of options to purchase an aggregate of 180,000 shares of common stock at an initial exercise price of $0.11 per share, which was the fair market value of a share of common stock on the date of grant.

DISPUTE REGARDING PAYMENT OF COMPENSATION

         The Company has been served with a Notice of Claim and Conference dated July 22, 2002 in the matter of Shala Shashani Lutz vs. Telenetics Corporation, case number 18-50224 BB. The claim alleges non-payment of $40,000 in wages for the period from April 1, 2001 to May 12, 2002. The Company believes the claim actually represents the portion of Ms. Lutz's compensation for services as the Company's President and Chief Executive Officer for the twelve months ended

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)


March 31, 2002. That portion of her compensation was to be deferred and to be payable to Ms. Lutz only as the Company's financial condition permits. Ms. Lutz has sole signature authority over a bank account that she has maintained for the Company's benefit since 1995, which account holds deposits of the proceeds from the Company's credit card sales. As of July 25, 2002, the amount of the Company's cash on deposit in that account was sufficient to issue a check that would satisfy approximately $30,000 of this obligation. Prior to being served, the Company had tendered those funds and proposed a payment program to satisfy the balance of the obligation. A conference on this matter is set for August 19, 2002.

CONVERSIONS OF 2002 SECURED CONVERTIBLE PROMISSORY NOTES

         In July 2002, the Company received notices for the conversion of an aggregate of $20,000 of principal amount of 2002 secured convertible promissory notes (see Note 3). The notices were for conversion at the conversion price floor of $0.10 per share. Accordingly, the Company issued 200,000 shares of its common stock in connection with the notices.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes to financial statements included elsewhere in this report. This report and our condensed consolidated financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of our management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

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

         The information contained in this document is not a complete description of our business or the risks associated with an investment in our common stock. Before deciding to buy or maintain a position in our common stock, you should carefully review and consider the various disclosures we made in this report and in our other materials filed with the Securities and Exchange Commission that discuss our business in greater detail and that disclose various risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

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

         This product organization and our results of operations discussed below reflect the addition to our product mix during 2001 of the Sunrise Series(TM) commercial grade analog and digital data transmission and network access products that we produce under the license we obtained from Motorola in December 2000, as well as our divestiture of the assets of our Traffic Management Systems Division effective as of August 31, 2001 and our completion during 2000 of the automatic meter reading, or AMR, project that had produced the majority of our revenues in 1999.

         During the six months ended June 30, 2002, our total revenues were $8.1 million, of which $6.0 million or 74.5% was attributable to data transmission and network access products and $2.1 million or 25.5% was attributable to industrial grade modem and wireless products.

         During the six months ended June 30, 2001, our total revenues were $9.1 million, of which $6.2 million or 67.9% was attributable to data transmission and network access products, $1.6 million or 17.7% was attributable to industrial grade modem and wireless products, and $1.3 million or 14.4% was attributable to our Traffic Management Systems Division.

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

         We derived a significant portion of our revenues during the year ended December 31, 2001 and the six months ended June 30, 2002 from sales to customers and distributors located outside of the United States. Our foreign sales primarily were in Canada and Europe. We anticipate that foreign sales will account for a majority of our revenues during 2002 and that sales of our industrial grade modem products and our wireless products will continue to increase as a percentage of our total revenues in the future.

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

         Each of these policies is described below. The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. Also, there are areas in which management's judgment in selecting any available alternative would not produce a materially different result. We refer you to our condensed consolidated financial statements and notes contained in this report for further information regarding accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

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

         o the product is delivered to the customer under the terms of the arrangement and title passes. Passage of title generally occurs when the product is delivered to a common carrier, but in some cases occurs when the customer receives the product.

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

         o        collection of the resulting receivable is reasonably assured.
                  We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, then we defer the fee and recognize revenue at the time collection becomes reasonably assured, which generally is upon receipt of cash.

         SALES RETURNS AND OTHER ALLOWANCES. In preparing our consolidated financial statements, our management estimates potential product returns and records a provision for those returns in the period in which related revenues are recorded. Our management analyzes historical sales returns, analysis of credit memo data, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances estimate.

         Our arrangements generally do not give customers the right to return products or to cancel firm orders. However, we do offer customers the right to return products that do not function properly within a limited time after delivery, and we sometimes accept returns for stock balancing and negotiate accommodations to customers, including price discounts, credits and returns. In addition, our stocking/distribution agreement with Ingram Micro Inc., which agreement provides Ingram Micro and its affiliates with the non-exclusive worldwide right to purchase, sell and ship to any reseller all computer products produced and/or offered by us during the term of the agreement, provides that Ingram Micro could return to us for credit or refund, up to 180 days after termination or expiration of the agreement, unused products in their original packaging. The current term of the agreement expires in March 2003 and automatically will renew for successive one-year terms unless earlier terminated by either party upon 30 days' prior written notice or immediately upon written notice in other limited circumstances.

         As of December 31, 2001 and June 30, 2002, our estimated provisions for future sales returns and other allowances relating to revenue recorded through those dates were $42,700. Total charges to sales returns and other allowances amounted to $173,300 in 2001 and $13,000 in the six months ended June 30, 2002.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS. Our management estimates the uncollectability of our accounts receivable for losses that may result from the inability of our customers to make required payments. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If our customer's financial condition deteriorates such that it impairs their ability to make payments to us, additional allowances may be required. As of December 31, 2001 and June 30, 2002, our accounts receivable balances were $1.2 million and $2.5 million, respectively, net of our estimated allowance for doubtful accounts of $309,000. The total allowances for doubtful accounts amounted to $93,300 in 2001 and zero dollars in the six months ended

June 30, 2002, excluding the $139,000 provision for related party debt. Our accounts receivable balances reflected reductions of $2.0 million and $1.5 million at December 31, 2001 and June 30, 2002, respectively, relating to the balances of the receivables that had been assigned to Corlund Electronics but had not yet been collected.

         RESERVES FOR OBSOLETE INVENTORY. Our management estimates the degree to which our inventory will become obsolete or unmarketable in the future. Management analyzes current technological changes and advances, economic trends, our customers' expected needs, quantities of inventory on hand, and historical inventory turnover when evaluating inventory for obsolescence or unmarketability. We then write down our inventory by an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. As of December 31, 2001 and June 30, 2002, our inventories totaled $6.5 million and $7.1 million, respectively, net of our estimated provisions for obsolescence and unmarketability write-downs of $400,000. The total expense for scrap and obsolescence amounted to $392,300 in 2001 and zero dollars in the six months ended June 30, 2002.

         RESERVES FOR WARRANTIES. Our products generally are covered by warranties for periods ranging up to two years. Management must estimate the cost of product warranties and record that cost at the time we recognize revenue. Our warranty reserve represents our best estimate of the amounts necessary to cover the costs of future and existing claims on products sold as of the balance sheet date. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, warranty claim activity, materials usage and service delivery costs incurred in correcting a product failure. With regard to our Sunrise Series(TM) products, our management has relied on the best available information from Motorola and our own historical information from the last 18 months for an analysis of historical returns. Should actual product failure rates, warranty claim activity, material usage or service delivery costs differ from our estimates, revisions to the reserve for warranties would be required, which would result in an adjustment in gross profit. As of December 31, 2001 and June 30, 2002, we estimated the future costs of warranty obligations relating to revenue recognized through those dates to be $37,500.

         VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL. We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include the following:

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

         If we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, then we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. For example, in light of the patent infringement litigation settlement agreement we entered into in September 2001 with Aeris Communications, Inc. and in light of changing business conditions, subsequent to September 30, 2001, we reevaluated the value of the intangible technology asset we acquired through our acquisition of eflex Wireless, Inc. in January 2000. Through that reevaluation, we determined that there no longer existed sufficient evidence to support any carrying value for this asset. Therefore, as of December 31, 2001, we expensed the $2,571,016 capitalized value of this asset and the $31,658 capitalized value of a pending patent related solely to the eflex technology. After accounting for the eflex write-off, we estimated net intangible assets, long-lived assets and related goodwill to be $1.1 million and $1.3 million as of December 31, 2001 and June 30, 2002, respectively.

         VALUATION OF DEBT OBLIGATIONS. We are required to disclose the fair value of each of our financial instruments, which is the amount for which the instrument could be exchanged in a current transaction between willing parties. Our financial instruments include debt obligations that are convertible into common stock and/or are issued with other rights to acquire our common stock. In determining the fair value of these debt obligations, we value all rights to acquire common stock and record that value as a discount to the debt obligation and as an increase in the carrying value of our common stock.

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

         The $4,365,000 of secured convertible promissory notes we issued during the six months ended June 30, 2002 were accompanied by warrants to purchase up to an aggregate of 7,429,543 shares of common stock at the initial exercise price of $0.44064 per share. Based on a Black Scholes valuation model, we estimated the value of the rights to acquire common stock under the warrants to be approximately $1,150,000. Of the notes we issued, $2,137,500 represented new debt and $2,227,500 represented notes issued in exchange for cancellation of existing debt. The impact of the recording of these two groups of notes varied significantly.

         As to the $2,137,500 in new debt, the estimated value of the rights to acquire common stock under the warrants was $747,000. Based on governing accounting pronouncements, the transaction included a beneficial conversion feature valued at approximately $908,000. Therefore, the aggregate valuation discount for the value of all rights to acquire our common stock relating to these notes was approximately $1,654,000, which we are charging to interest expense over the term of the notes. As a result, the initial net carrying value of the $2,137,500 of notes representing new debt was approximately $483,000. The valuation discount resulted in an approximate $1,654,000 increase in both the carrying value of our common stock and our total shareholders' equity. During the six months ended June 30, 2002, we charged approximately $222,000 of the valuation discount to interest expense.

         As to the $2,227,500 of replacement notes issued in exchange for cancellation of existing debt, the estimated value of the rights to acquire common stock under the related warrants was $403,000. Based on governing accounting pronouncements, the transaction included a beneficial conversion feature. The original unamortized beneficial conversion feature relating to the cancelled notes exceeded the value of the beneficial conversion feature calculated for the replacement notes. Therefore, we did not record an additional valuation discount for the replacement notes. However, the remaining unamortized balance of the original discount of $384,000 is being charged to interest expense over the term of the replacement notes. Therefore, the aggregate net valuation discount for the value of all rights to acquire our common stock relating to the cancelled and replacement notes was approximately $786,000, and the initial net carrying value of the $2,227,500 of replacement notes was approximately $1,441,000. The valuation discount relating to the warrants issued in connection with the replacement notes resulted in an approximate $403,000 increase in both the carrying value of our common stock and our total shareholders' equity. During the six months ended June 30, 2002, we charged approximately $68,000 of the valuation discount to interest expense.

         ACCOUNTS RECEIVABLE ASSIGNMENT ARRANGEMENT. We discharged a substantial portion of our obligation that resulted from purchases of Sunrise Series(TM) products from Corlund Electronics, Inc. by assigning, with full recourse, certain of our accounts receivable to Corlund Electronics and its commercial lender, UPS Capital Corporation, or UPS. Upon assignment, the accounts receivable and the corresponding obligation are removed from the balance sheet. After the assignment, we continue to be responsible for serving the accounts and we participate in the collection activity of the assigned receivables. This arrangement is designed to facilitate our continued acquisition of product from Corlund Electronics and as an additional source of liquidity for us in the absence of a traditional credit facility with a financial institution.

         During the last six months of 2001, we discharged with full recourse under our arrangement with Corlund Electronics approximately $5.3 million of our obligation that resulted from purchases of Sunrise Series(TM) products from Corlund Electronics. During the first six months of 2002, we discharged with full recourse under that arrangement approximately $4.4 million of our obligation. Since June 30, 2002, we have continued to satisfy our obligation for product purchases from Corlund Electronics by further assignments to Corlund Electronics and UPS of certain of our accounts receivable. At December 31, 2001 and June 30, 2002, Corlund Electronics had not collected $2.0 million and $1.5 million, respectively, of accounts receivable that we had assigned to them. Through June 30, 2002, we repurchased approximately $233,000 of the assigned receivables under our recourse obligation.

         Although we have no formal commitment from Corlund Electronics or UPS, we anticipate that we will able to continue this arrangement with Corlund Electronics until we are able to secure a traditional credit facility with a financial institution or other alternative financing. In May 2002, we granted to Corlund Electronics a continuing security interest in certain of our assets as an inducement to Corlund Electronics to continue this arrangement. If for any reason Corlund Electronics and/or UPS do not continue this arrangement, our operations would be adversely impacted. In that event, we could not assure you that we would be able to continue operations if we are unable to obtain an appropriate credit facility.

                  COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

         The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                     Three Months Ended June 30,
                                                        2002            2001
                                                    ------------    ------------
Net sales.......................................         100.0 %         100.0 %
Cost of sales...................................         (70.2)          (77.5)
                                                    ------------    ------------

Gross profit....................................          29.8            22.5
Operating expenses:
     Selling, general and administrative........         (32.2)          (29.1)
     Engineering and product development........         (10.7)           (6.7)
     Gain on debt extinguishment................           1.0             0.8
                                                    ------------    ------------

Loss from operations............................         (12.0)          (12.5)

Interest expense................................         (11.6)           (6.2)
Gain on sale of assets..........................           0.9              --
Income taxes....................................            --              --
                                                    ------------    ------------

Net loss........................................         (22.7)%         (18.7)%
                                                    ============    ============

         NET SALES. Net sales for the three months ended June 30, 2002 were $3.9 million as compared to $7.2 million for the three months ended June 30, 2001, a decrease of $3.3 million or 45.7%. The decrease in net sales primarily was a result of decreased sales of our Sunrise Series(TM) products under the license we obtained from Motorola in December 2000. Sales of our Sunrise Series(TM) products totaled $3.0 million during the three months ended June 30, 2002 as compared to $5.7 million during the three months ended June 30, 2001, a decrease of $2.7 million. Approximately $2.3 million of the decrease in sales of our Sunrise Series(TM) products was due to our completion during the third quarter of 2001 of required pass-through sales to Motorola's Multiservice Networks Division. Although those pass-through sales represented a substantial dollar amount during the three months ended June 30, 2001, those sales were made under our license agreement with Motorola at reduced gross margins. In addition to the decrease in net sales due to completion of the pass-through sales, we experienced an $816,000 reduction in sales from our Traffic Management Systems Division, the assets of which we divested in August 2001.

         COST OF SALES. Cost of sales for the three months ended June 30, 2002 was $2.7 million as compared to $5.6 million for the three months ended June 30, 2001, a decrease of $2.8 million or 50.8%. Cost of sales decreased as a percentage of sales from 77.5% for the three months ended June 30, 2001 to 70.2% for the three months ended June 30, 2002. The decrease in cost of sales as a percentage of sales was due to a combination of a reduction in overhead costs and our completion of required pass-through sales to Motorola's Multiservice Networks Division. During the three months ended June 30, 2002, manufacturing overhead was $415,000, which represented 10.6% of our total revenue. During the three months ended June 30, 2001, manufacturing overhead was $579,000, which represented 8.1% of our total revenue and 9.2% of our total revenue exclusive of revenue of our Traffic Management Systems Division.

         GROSS PROFIT. Gross profit decreased by $456,000 or 28.2% to $1.2 million for the three months ended June 30, 2002 as compared to $1.6 million for the three months ended June 30, 2001. Gross profit increased as a percentage of net sales to 29.8% for the three months ended June 30, 2002 as compared to 22.5% for the three months ended June 30, 2001. The increase in gross profit as a percentage of net sales primarily was due to our completion of required pass-through sales to Motorola's Multiservice Networks Division at reduced gross margins. This improvement partially was offset by the decrease in gross profit and gross margin from our divested Traffic Management Systems Division. Our divested Traffic Management Systems Division recorded gross profit of $415,000, or 50.9% of its net sales, during the three months ended June 30, 2001.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $835,000 or 40.0% to $1.3 million for the three months ended June 30, 2002 as compared to $2.0 million for the three months ended June 30, 2001, and increased as a percentage of net sales to 32.2% for the three months ended June 30, 2002 from 29.1% for the three months ended June 30, 2001. The decrease in the dollar amount of these expenses resulted primarily from $292,000 of expenses from our Traffic Management Systems Division and $230,000 of start-up costs associated with our Sunrise Series(TM) product line that we incurred during the three months ended June 30, 2001. We did not incur any comparable expenses during the three months ended June 30, 2002. In addition, we recorded a $140,000 decrease in salaries and wages during the three months ended June 30, 2002, which partially was offset by a $139,000 provision for amounts due from Michael Armani, a former director and executive officer, because substantial doubt has arisen as to Mr. Armani's intention and ability to repay the amounts he owes us.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses decreased by $66,000 or 13.7% to $416,000 during the three months ended June 30, 2002 from $482,000 during the three months ended June 30, 2001, and increased as a percentage of sales from 6.7% during the three months ended June 30, 2001 to 10.7% during the three months ended June 30, 2002. A $71,000 decrease in consulting and professional service expenses, a $51,000 decrease in salaries and wages and the absence of $29,000 of engineering expenses from our divested Traffic Management Systems Division also contributed to the decrease in expenses. These decreases were partially offset by the charging of all of our $416,000 of engineering and product development expenses to engineering and product development during the three months ended June 30, 2002, as compared to the charging of $81,000 of engineering and product development expenses to start-up costs during the three months ended June 30, 2001. During the three months ended June 30, 2001, engineering personnel spent significant time supporting the manufacturing start-up of the Sunrise Series(TM) product line, which resulted in approximately $81,000 being charged to selling, general and administrative expenses for that period. Engineering and product development expenses during the three month periods ended June 30, 2002 and June 30, 2001 included $131,000 in amortization for deferred compensation arrangements in connection with our acquisition of eflex.

         GAIN ON DEBT EXTINGUISHMENT. Gain on debt extinguishment decreased by $17,000 to $41,000 for the three months ended June 30, 2002 as compared to $58,000 for the three months ended June 30, 2001.

         LOSS FROM OPERATIONS. Loss from operations decreased by $428,000 to $468,000 for the three months ended June 30, 2002 from $897,000 for the three months ended June 30, 2001. Loss from operations decreased as a percentage of net sales from 12.5% for the three months ended June 30, 2001 to 12.0% for the three months ended June 30, 2002. The increase in operating profit and operating margin was due to the increases in gross profit and decreases in operating expenses described above.

         INTEREST EXPENSE. Interest expense during the three months ended June 30, 2002 increased by $6,700 or 1.5% to $452,000 or 11.6% of net sales, from $445,000 or 6.2% of net sales during the three months ended June 30, 2001. The increase in interest expense primarily was attributable to an increase in non-cash interest expense related to the amortization of the beneficial value ascribed to investor warrants associated with the $2,115,000 convertible note we issued in April 2002.

         GAIN ON SALE OF ASSETS. In April 2002, we realized a gain of $35,000 on the sale of certain test equipment. There was no gain on sale of assets in the comparable prior year period.

         INCOME TAXES. Income taxes were nominal in both respective periods because we are in a loss carryforward position for federal income tax purposes. At June 30, 2002, the components of our deferred tax assets and liabilities were comprised primarily of the future tax benefit of our net operating loss carryforwards of approximately $6,370,000. The use of the net operating loss carryforwards could be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of our continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of deferred tax assets is not more likely than not. Accordingly, we recorded valuation allowances equal to the net deferred tax asset amounts as of June 30, 2002 and 2001.

         NET LOSS. Net loss for the three months ended June 30, 2002 decreased in dollar terms by $457,000 to $885,000 as compared to a net loss of $1.3 million for the three months ended June 30, 2001. Net loss increased as a percentage of net sales from 18.7% of net sales for the three months ended June 30, 2001 to 22.7% of net sales for the three months ended June 30, 2002. The decrease in the dollar amount of net loss primarily was due to the $456,000 decrease in gross profit, the $835,000 decrease in selling, general and administrative expenses, and the $66,000 decrease in engineering and product development expenses related to our eflex technology, and partially was offset by a $17,000 decrease in gain from debt extinguishment and a $7,000 increase in interest expense.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

         The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                     Six Months Ended June 30,
                                                       2002            2001
                                                   ------------    ------------
Net sales.......................................        100.0 %         100.0 %
Cost of sales...................................        (68.8)          (77.8)
                                                   ------------    ------------

Gross profit....................................         31.2            22.2
Operating expenses:
     Selling, general and administrative........        (28.9)          (45.3)
     Engineering and product development........        (10.3)          (11.1)
     Gain on debt extinguishment................          9.3             0.6
                                                   ------------    ------------

Income (loss) from operations...................          1.3           (33.5)

Interest expense................................        (12.9)           (9.4)
Gain on sale of assets..........................          0.4              --
Income taxes....................................           --              --
                                                   ------------    ------------

Net loss........................................        (11.2)%         (42.9)%
                                                   ============    ============

         NET SALES. Net sales for the six months ended June 30, 2002 were $8.1 million as compared to $9.1 million for the six months ended June 30, 2001, a decrease of $973,000 or 10.7%. The decrease in net sales primarily was a result of a $1.3 million reduction in sales from our Traffic Management Systems Division, the assets of which we divested in August 2001. In addition, sales of our Sunrise Series(TM) products totaled $6.0 million during the six months ended June 30, 2002 as compared to $6.2 million during the six months ended June 30, 2001, a decrease of $154,000. This decrease was offset by a $329,000 increase in sales of our industrial grade modem and wireless products and a $148,000 increase in sales of our microwave products.

         COST OF SALES. Cost of sales for the six months ended June 30, 2002 was $5.6 million as compared to $7.1 million for the six months ended June 30, 2001, a decrease of $1.5 million or 21.0%. Cost of sales decreased as a percentage of sales from 77.8% for the six months ended June 30, 2001 to 68.8% for the six months ended June 30, 2002. The decrease in cost of sales resulted primarily from the decrease in the volume of sales from our Traffic Management Systems Division and our fulfillment during 2001 of our obligation to sell Sunrise Series(TM) products to Motorola at contracted low gross margins. During the six months ended June 30, 2002, manufacturing overhead was $898,000, which represented 11.0% of our total revenue. During the six months ended June 30, 2001, manufacturing overhead was $987,000, which represented 10.8% of our total revenue and 12.7% of our total revenue exclusive of revenue of our Traffic Management Systems Division.

         GROSS PROFIT. Gross profit increased by $516,000 or 25.5% to $2.5 million for the six months ended June 30, 2002 as compared to $2.0 for the six months ended June 30, 2001. Gross profit increased as a percentage of net sales to 31.2% for the six months ended June 30, 2002 as compared to 22.2% for the six months ended June 30, 2001. The increase in gross profit was due to a change in customer mix that resulted primarily from our fulfillment of our obligation to sell Sunrise Series(TM) products to Motorola at contracted low gross margins.

This improvement partially was offset by the decrease in gross profit and gross margin from our divested Traffic Management Systems Division. Our divested Traffic Management Systems Division recorded gross profit of $643,000, or 48.8% of its net sales, during the six months ended June 30, 2001.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $1.8 million or 42.9% to $2.4 million for the six months ended June 30, 2002 as compared to $4.1 million for the six months ended June 30, 2001, and decreased as a percentage of net sales to 28.9% for the six months ended June 30, 2002 from 45.3% for the six months ended June 30, 2001. The decrease in selling, general and administrative expenses during the six months ended June 30, 2002 also resulted from $739,000 of expenses from our Traffic Management Systems Division and $437,000 of start-up costs associated with our Sunrise Series(TM) product line that we incurred during the six months ended June 30, 2001. We did not incur any comparable expenses during the six months ended June 30, 2002. These improvements partially were offset by a $139,000 provision for amounts due from Michael Armani, a former director and former executive officer of Telenetics, because substantial doubt has arisen as to Mr. Armani's intention and ability to repay the amounts he owes us.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses decreased by $172,000 or 17.1% to $837,000 during the six months ended June 30, 2002 from $1.0 million during the six months ended June 30, 2001, and decreased as a percentage of sales from 11.1% during the six months ended June 30, 2001 to 10.3% during the six months ended June 30, 2002. This decrease in engineering and product development expenses primarily was due to a $79,000 decrease in expenses associated with our Wireless Data Networks Division. This decrease occurred primarily because we were unable to pursue the commercialization of the eflex technology due to patent infringement actions filed against us by Aeris Communications, Inc. A $139,000 decrease in consulting and professional service expenses and the absence of $59,000 of engineering expenses from our divested Traffic Management Systems Division also contributed to the decrease in expenses. These decreases partially were offset by the charging of all of our $837,000 of engineering and product development expenses to engineering and product development during the six months ended June 30, 2002, as compared to the charging of $161,000 of engineering and product development expenses to start-up costs during the six months ended June 30, 2001. During the six months ended June 30, 2001, engineering personnel spent significant time supporting the manufacturing start-up of the Sunrise Series(TM) product line, which resulted in approximately $161,000 being charged to selling, general and administrative expenses for that period. Engineering and product development expense during the six month periods ended June 30, 2002 and June 30, 2001 included $261,000 in amortization for deferred compensation arrangements in connection with our acquisition of eflex.

         GAIN ON DEBT EXTINGUISHMENT. Gain on debt extinguishment increased by $696,000 to $754,000 for the six months ended June 30, 2002 as compared to $58,000 for the six months ended June 30, 2001. Gain on debt extinguishment increased primarily as a result of the settlement in January 2002 of an account payable of approximately $974,000 for $150,000, which resulted in a gain of $695,000, net of commission.

         LOSS FROM OPERATIONS. Loss from operations decreased by $3.2 million to $103,000 income for the six months ended June 30, 2002 from $3.0 million for the six months ended June 30, 2001. Loss from operations decreased as a percentage of net sales from 33.5% for the six months ended June 30, 2001 to 1.3% for the six months ended June 30, 2002. The increase in operating profit and operating margin was due to the above-described increases in gross profit and decreases in operating expenses, including the reclassification as operating expenses of $754,000 of gains from debt extinguishment.

         INTEREST EXPENSE. Interest expense during the six months ended June 30, 2002 increased by $192,000 or 22.4% to $1.0 million or 12.9% of net sales, from $857,000 or 9.4% of net sales during the six months ended June 30, 2001. The increase in interest expense primarily was attributable to an increase in non-cash interest expense related to the amortization of the beneficial value ascribed to conversion rights and investor warrants and to the offering costs associated with $4,365,000 of convertible notes we issued during the six months ended June 30, 2002.

         GAIN ON SALE OF ASSETS. In April 2002, we realized a gain of $35,000 on the sale of certain test equipment. There was no gain on sale of assets in the comparable prior year period.

         INCOME TAXES. Income taxes were nominal in both respective periods because we are in a loss carryforward position for federal income tax purposes. At June 30, 2002, the components of our deferred tax assets and liabilities were comprised primarily of the future tax benefit of our net operating loss carryforwards of approximately $6,370,000. The use of the net operating loss carryforwards could be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of our continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of deferred tax assets is not more likely than not. Accordingly, we recorded valuation allowances equal to the net deferred tax asset amounts as of June 30, 2002 and 2001.

         NET LOSS. Net loss for the six months ended June 30, 2002 decreased by $3.0 million to $912,000 as compared to a net loss of $3.9 million or 42.9% of net sales for the six months ended June 30, 2001. The decrease in net loss primarily was due to the $516,000 increase in gross profit, the $1.8 million decrease in selling, general and administrative expenses, and the $172,000 decrease in engineering and product development expenses related to our eflex technology, and partially was offset by a $696,000 increase in gain from debt extinguishment and a $192,000 increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

         During 2001 and the six months ended June 30, 2002, we financed our operations and capital expenditures primarily through product sales, through private placements of convertible debt, through the assignment, with full recourse, of certain accounts receivable, and through modifications and conversions of outstanding notes into shares of common stock. Some of the modifications and conversions involved the issuance of common stock purchase warrants.

         During the quarter ended September 30, 2001, our revolving line of credit was terminated. For a substantial portion of the nine months then ended, we had little or no effective availability under that line. This situation adversely impacted our operations. In the absence of a viable credit facility, during the last six months of 2001, we discharged approximately $5.3 million of the obligations we incurred in connection with our acquisition of finished goods inventory of our Sunrise Series(TM) products from Corlund Electronics by assigning, with full recourse, certain of our accounts receivable to Corlund Electronics and UPS. Upon assignment, we remove the accounts receivable and the corresponding obligation from the balance sheet. After the assignment, we continue to be responsible for serving the accounts, and we participate in the collection activity relating to the assigned receivables. This arrangement is designed to facilitate the continued acquisition of product from Corlund Electronics and to serve as an additional source of liquidity in the absence of a traditional credit facility with a financial institution.

         During the first six months of 2002, we discharged with full recourse approximately $4.4 million of our obligation to Corlund Electronics. Since June 30, 2002, we have continued to satisfy our obligation for product purchases from Corlund Electronics by further assignments to Corlund Electronics and UPS of certain of our accounts receivable. At December 31, 2001 and June 30, 2002, Corlund Electronics had not collected $2.0 million and $1.5 million, respectively, of accounts receivable that we had assigned to them. Through June 30, 2002, we repurchased approximately $233,000 of the assigned receivables under our recourse obligation.

         Although we have no formal commitment from Corlund Electronics or UPS, we anticipate that we will able to continue this arrangement with Corlund Electronics until we are able to secure a traditional credit facility with a financial institution or other alternative financing. In May 2002, we granted to Corlund Electronics a continuing security interest in certain of our assets as an inducement to Corlund Electronics to continue this arrangement. If for any reason Corlund Electronics and/or UPS do not continue this arrangement, our operations would be adversely impacted. In that event, we could not assure you that we would be able to continue operations if we are unable to obtain an appropriate credit facility.

         As of June 30, 2002, we had working capital of $1.5 million, which reflected a $2.3 million improvement from our $731,000 working capital deficiency at June 30, 2001. As of June 30, 2002, we also had an accumulated deficit of $35.7 million, a net bank overdraft of $193,000 and $2.5 million in net accounts receivable. In addition, at that date we had promissory notes in the aggregate amount of $6.3 million (stated net of unamortized valuation discounts of $2.2 million), of which $406,000 was due to related parties.

         Net cash used in our operating activities amounted to $1.4 million during the six months ended June 30, 2002. This primarily was attributable to changes in assets and liabilities, which was a function of an increase in accounts receivable of $5.6 million offset by an increase in accounts payable of $4.9 million. Net cash used in our operating activities reflected a $754,000 gain from debt extinguishment, of which we reclassified $713,000 as a component of operating expenses based on an April 2002 accounting pronouncement. We previously reported the $713,000 gain from debt extinguishment as an extraordinary gain during the three months ended March 31, 2002. Net cash used in our operating activities also reflected a provision for $139,000 due from Michael A. Armani, a former director and executive officer, because substantial doubt has arisen as to Mr. Armani's intention and ability to repay the amounts he owes us in connection with advances of our funds that he made to himself while he was a director and executive officer of Telenetics.

         During 2001, while we were establishing the capacity to manufacture Sunrise Series(TM) products and administer customers' orders and were establishing our marketing network, we experienced a build-up of finished goods inventory of Sunrise Series(TM) products for which there were no then existing orders. We also experienced an increase in the time our customers took to pay our accounts receivable and a corresponding decrease in our accounts receivable turnover, which resulted in a greater than anticipated use of operating cash flows. During the six months ended June 30, 2002, we experienced an additional build-up of such inventory to approximately $1,494,000 due principally to timing and forecasting differences. While we made significant progress in stabilizing our product distribution during the fourth quarter of 2001 and during the first half 2002, this additional build-up resulted in a greater use of operating cash flows. We anticipate that during the remainder of 2002, built-up inventories will decrease and our inventory turnover and accounts receivable turnover will increase.

         As of July 29, 2002, we had $3.1 million in backlog orders for our products. These orders were due in large part to our Sunrise Series(TM) products. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. The typical duration from receipt of a purchase order or other purchase commitment to shipment of the products ordered to the customer ranges from three to ten weeks depending upon the product mix and the size of the order. However, we cannot assure you that we will be successful in fulfilling such orders and commitments in a timely manner or that we ultimately will recognize as revenue the amounts reflected as backlog.

         Our backlog as of July 29, 2002 represented approximately nine weeks of sales volume. Our backlog as of that date and for the year ended December 31, 2001 was significantly less than our backlog during the first half of the year 2001. The backlog for the first half of the year 2001 included a substantial amount of pent-up backlog of Sunrise Series(TM) products that resulted from the acquisition of those product lines, including substantially all required pass-through sales to Motorola's Multiservice Networks Division. The subsequent reduction in backlog primarily is due to improvements in our ability to ship Sunrise Series(TM) products to our customers and the completion of $2.6 million in required pass-through sales to Motorola's Multiservice Networks Division. We anticipate that the backlog of orders for products during the second half of 2002 will be consistent with approximately nine weeks of sales volume, subject to possible seasonal fluctuations and our ability to identify and obtain sufficient sources of working capital.

         Net cash used in our investing activities amounted to $8,600 during the six months ended June 30, 2002. This was attributable to our acquisition of delivery equipment.

         Net cash provided by financing activities amounted to $1,394,000 during the six months ended June 30, 2002. This primarily was attributable to $1,885,000 of proceeds from convertible promissory notes and $300,000 from a bridge loan, which were offset by net repayments of debt in the aggregate amount of $638,000 and a $152,000 reduction in the bank overdraft. We used the cash proceeds from the convertible promissory notes to repay the $300,000 bridge loan that we obtained from one of the 2002 note investors in January 2002 and for working capital purposes, including a pay down of accounts payable and accrued expenses and the pay off of a mature $100,000 note payable.

         We received the $1,885,000 of proceeds from convertible promissory notes through three private placements of three-year convertible promissory notes, or 2002 notes, that carry a continuing security interest in all of our inventory. The private placements involved the issuance of $2,137,500 in new debt and the replacement of $2,227,500 in outstanding debt. The outstanding debt comprised the $2,115,000 principal balance of a 10% promissory note due January 2, 2003 to Dolphin Offshore Partners, L.P., a beneficial owner of more than 5% of our outstanding common stock, and the $75,000 principal balance of a 6.5% junior convertible subordinated debenture due January 23, 2003 and the $37,500 principal balance of a 10% subordinated unsecured promissory note due 2001, both of which were held by Tag Kent Partners, a partnership of which Michael N. Taglich is the general partner.

         The 2002 notes initially bear interest at 6% per annum. If the market price, which is the average of the three lowest volume weighted average prices of our common stock during the preceding 25 trading days immediately prior to conversion of a note, is below the conversion price floor, which is $0.10, then the interest rate on the 2002 notes will increase to 16% per annum until the market price exceeds the conversion price floor by 20% for 20 consecutive trading days. The principal balances of the 2002 notes are convertible into common stock at any time or from time to time at the option of the holders. At June 30, 2002, the 2002 notes were convertible into shares of common stock at a price equal to 85% of the market price, subject to a $0.44064 market price ceiling and a $0.10 conversion price floor. To the extent the principal amounts of the 2002 notes are converted into shares of common stock, we will not have to repay those principal amounts.

         If the market price is below the conversion price floor for 90 consecutive days, then the 2002 note investors may require us to repay the outstanding principal balance of the 2002 notes plus accrued but unpaid interest upon 90 days' notice. If a 2002 note investor seeks to convert a 2002 note at a price below $0.23 per share, then we can redeem in whole or in part the principal amount presented for conversion at a substantial premium. The 2002 note investors may require us to redeem the notes at a substantial premium under some circumstances, which circumstances include the occurrence of a major transaction or triggering event as defined in the 2002 notes.

         In connection with the issuance of the 2002 notes, we issued to the 2002 note investors immediately vested and exercisable five-year warrants to purchase up to an aggregate of 7,429,543 shares of common stock at an initial exercise price of $0.44064 per share. In addition, we issued to seven principals and employees of NASD-registered broker-dealer Taglich Brothers, Inc., which persons included Robert Schroeder, a member of our board of directors, and Mr. Taglich, immediately vested and exercisable five-year warrants to purchase up to an aggregate of 510,621 shares of common stock at an initial exercise price of $0.52877 per share. The investor warrants contain a cashless exercise provision that investors may use after the first anniversary of the issuance of those warrants.

         The agreements we entered into in connection with the offerings of 2002 notes include extensive customary representations, warranties and covenants. If we default under the 2002 notes for any reason, the holders of the 2002 notes could, among other things, require us to pay substantial penalties, require us to repay the 2002 notes at a premium and/or foreclose upon their security interest in our inventory. Any of these events could have a material adverse effect on our business, operating results, financial condition, cash flows and ability to service our other indebtedness.

         In addition to replacing $2,227,500 in outstanding indebtedness through the 2002 note offerings, we renegotiated a substantial portion of our other term debt during the six months ended June 30, 2002. As a result of those renegotiations, effective July 15, 2002, we issued a 7% subordinated unsecured promissory note due January 15, 2004 in the principal amount of $148,200 to Terry Parker, a former director and former executive officer of Telenetics, in exchange for the cancellation of an existing 8% unsecured promissory note due June 30, 2002. In addition, effective July 15, 2002, we issued to Dolphin Offshore Partners, L.P. a 12% subordinated unsecured promissory note due January 15, 2004 in the principal amount of $550,000 in exchange for the cancellation of a $325,000 note bearing interest at 18% per annum and a $250,000 note bearing interest at 15% per annum, both of which notes were due July 2, 2002.

         The new notes issued to Mr. Parker and Dolphin Offshore Partners, L.P. are payable in 18 monthly installments beginning August 15, 2002. The new notes provide for minimum monthly payments of accrued interest for the previous month plus at least $7,800 and $25,000, respectively, in principal amount, and provide for default rates of interest of 10% and 18% per annum, respectively. Each new note provides that if at any time three minimum monthly installments remain due and unpaid, then the note immediately becomes due and payable. Each new note prohibits us from making common stock dividends and repurchases and engaging in recapitalizations involving the payment of cash, notes or other debt instruments in exchange for shares of our common stock.

         The new note to Dolphin Offshore Partners, L.P. also prohibits us from paying cash compensation, other than expense reimbursement, to our directors in consideration for director services rendered on or after May 15, 2002. As a result, we have begun to accrue but have not yet paid cash compensation due to our directors under a director compensation and equity incentive policy that our board of directors adopted in June 2002. That policy provides for the grant of stock options and the payment of an aggregate of $132,000 in cash to our non-employee directors during their year of service that began on May 15, 2002.

         In addition to the above-described replacements of outstanding debt, effective April 26, 2002, we amended the terms of a convertible subordinated promissory note that is payable to our legal counsel in consideration for services rendered to us. Since its issuance in June 2001, the note has been convertible into shares of our common stock at the option of the holder at a rate of $1.50 per share and has been secured by substantially all of our assets. As amended, the principal of the note includes the sum of the outstanding balance due under the note as of the date of the amendment plus all additional amounts that were due as a result of additional services rendered to us by the holder through the date of the amendment. In addition, the note as amended provides that on each future addition date, which are May 1, 2002 and the first day of each subsequent month before the note is paid in full, any and all amounts of fees and costs that become due from us to the holder in connection with the holder's provision of services to us during the month preceding the future addition date will be added to the principal sum of the note unless the holder elects not to make the addition. As of June 30, 2002, the principal balance of the note was $630,357. The amendment to the note reduced the interest rate of the note from 6% per annum to 3% per annum during periods in which the note is not in default, and extended the due date of the note from January 25, 2003 to January 1, 2004. Monthly principal and interest payments due under the note were increased from $26,261 to a minimum of $30,000. We have agreed to make prepayments of any and all amounts due under the note at the earliest practicable dates.

         In addition to the above-described modifications and replacements of outstanding term indebtedness, during the six months ended June 30, 2002, we renegotiated with key suppliers and trade payable debtors in order to extend the payment terms for over $500,000 in overdue balances.

         The following table outlines payments due under our significant contractual obligations over the next five years, exclusive of interest:

                                                           Payments Due By Period
         Contractual            -------------------------------------------------------------------------------
       Obligations At                               Less than 1         1 - 3          4 - 5        After 5
        June 30, 2002                Total             year             Years          Years         Years
        -------------           -------------------------------------------------------------------------------
 Long-Term Debt                     $6,410,657       $1,336,615       $5,074,042         $   --        $   --

 Capital Lease Obligations              50,034           29,370           17,428          3,236            --

 Operating Leases                      888,670          305,418          583,252             --            --

 Unconditional Purchase
    Obligations                      1,835,898        1,835,898               --             --            --
                                -------------------------------------------------------------------------------

 Total Contractual Cash
    Obligations                     $9,185,259       $3,507,301       $5,674,722        $ 3,236        $   --
                                ===============================================================================

         Our consolidated financial statements as of and for the years ended December 31, 2001 and 2000 that are contained in our most recent annual report on Form 10-KSB were prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have suffered recurring losses from operations and at December 31,

2001 had net capital and working capital deficiencies. These factors, among others, raised substantial doubt about our ability to continue as a going concern and led our independent certified public accountants to modify their unqualified opinion to include an explanatory paragraph related to our ability to continue as a going concern. The consolidated financial statements included in our most recent annual report on Form 10-KSB and the condensed consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

         We believe that our continued operations could be dependent on securing a traditional credit facility with a financial institution and that there is a substantial likelihood that additional sources of liquidity through debt and/or equity financing will be required to fund our plans to exploit the license we obtained from Motorola relating to our Sunrise Series(TM) products and to fund other plans for future growth. We believe that securing a traditional credit facility with a financial institution would help us continue to increase our gross margin on our Sunrise Series(TM) products by enabling us to more efficiently manage our transactions with our suppliers. However, we currently do not have any commitments for additional financing.

         The 2002 notes contain prior written consent and right of first refusal provisions and the grant of a continuing security interest in all of our inventory, and some of our other outstanding promissory notes contain the grant of a security interest in substantially all of our assets, all of which provisions restrict our ability to obtain debt and/or equity financing. In addition, deteriorating global economic conditions may cause prolonged declines in investor confidence in and accessibility to capital markets. Further, because our common stock is not listed on a national exchange, the ability of any potential or future investors to achieve liquidity from our common stock is limited, which could inhibit, if not preclude, our ability to raise additional working capital on a timely basis, in sufficient amounts or on terms acceptable to us.

         Any future financing may cause significant dilution to existing shareholders. Any debt financing or other financing of securities senior to common stock that we may be able to obtain will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENT

         In April 2002, the Financial Accounting Standards Board, or the FASB, issued FASB Statement No. 145, "Rescission of FASB Statements No. 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," to update, clarify and simplify existing accounting pronouncements. FASB Statement No. 4, which required all gains and losses from debt extinguishment to be aggregated and, if material, classified as an extraordinary item, net of related tax effect, was rescinded. Consequently, FASB Statement No. 64, which amended FASB Statement No. 4, was rescinded because it was longer necessary. We reported gains from debt extinguishment of $713,279 as an extraordinary item during the three months ended March 31, 2002. We reclassified that amount as a component of operating expense at June 30, 2002.

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

         For the six months ended June 30, 2002, we reported a net loss of $912,000. Our accumulated deficit through June 30, 2002 was $35.7 million, and as of that date we had a total shareholders' equity of $805,000, and working capital of $1.5 million. We expect that our losses may continue further into the future. We cannot assure you that we will attain profitable operations in the future.

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

         If our contract terminates, we could be required to undertake expensive and time-consuming efforts that could take up to four months or longer to transition the contracted services to other qualified contractors or to our own facilities. We cannot assure you that we have the resources or ability to successfully accomplish such a transition. While we are in the process of making any such transition, and if we are unable to successfully accomplish such a transition, our ability to continue to sell our Sunrise Series(TM) products could be seriously impaired or completely lost.

     WE RELY ON A NUMBER OF CONTRACTORS OTHER THAN CORLUND ELECTRONICS. OUR INABILITY OR THE INABILITY OF THESE CONTRACTORS TO SHIP ORDERS ON A TIMELY BASIS COULD DAMAGE OUR RELATIONSHIPS WITH CUSTOMERS, RESELLERS AND DISTRIBUTORS AND REQUIRE US TO MAKE EXPENSIVE AND TIME-CONSUMING EFFORTS TO REMEDY THE DAMAGE AND PREVENT FUTURE DAMAGE.

         We continue to experience problems associated with undercapitalization and engineering and production delays, including the inability to ship products in a timely manner. To help minimize these problems, we have entered into agreements with third-party contract manufacturers for some component and circuit board assembly and testing functions and have developed strategic relationships with several qualified and reliable local assembly houses. A failure by our contract manufacturers and assemblers to fulfill their obligations to us could cause delays in production and shipment of many of our products. Also, disruption in transportation services as a result of terrorist activities or due to other causes and further enhanced security measures in response to terrorist activities may cause some increases in costs and timing for both receipt by and shipment of products to our customers. Delays in production and shipment could cause customers to cancel a portion or all of their orders and could damage our relationships with our customers, resellers and distributors, which in turn could cause us to lose existing customers or prevent us from obtaining new customers. Further, if our contract manufacturers become unable or unwilling to fulfill their obligations to us due to our undercapitalization or due to their own financial difficulties or other circumstances beyond our control, we could be required to undertake expensive and time-consuming efforts to transition the contracted services to other qualified contractors or to our own facilities. Accordingly, the failure to deliver products on time could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

     WE DO NOT PRESENTLY HAVE A TRADITIONAL CREDIT FACILITY WITH A FINANCIAL INSTITUTION. THIS ABSENCE MAY CONTINUE TO ADVERSELY IMPACT OUR OPERATIONS.

         We do not presently have a traditional credit facility with a financial institution. In this absence, we have assigned, with full recourse, certain of our accounts receivable to Corlund Electronics and its commercial lender, UPS Capital Corporation, in satisfaction of our obligations for product purchases from Corlund Electronics. During the last six months of 2001, we discharged with full recourse approximately $5.3 million of our obligation that resulted from purchases of Sunrise Series(TM) products from Corlund Electronics. During the first six months of 2002, we discharged with full recourse approximately $4.4 million of our obligation. Since June 30, 2002, we have continued to satisfy our obligation for product purchases from Corlund Electronics by further assignments to Corlund Electronics and UPS of certain of our accounts receivable. In May 2002, we granted to Corlund Electronics a continuing security interest in certain of our assets as an inducement to Corlund Electronics to continue this arrangement. However, we have no formal commitment from Corlund Electronics or UPS Capital Corporation to continue this arrangement.

         The absence of a traditional credit facility with a financial institution could continue to adversely impact our operations. If for any reason Corlund Electronics and/or UPS Capital Corporation do not continue the arrangement of accepting the assignment of our accounts receivable in satisfaction of our obligations to Corlund Electronics, our operations would be materially and adversely impacted. We cannot assure you that we will be able to continue operations if we are unable to obtain an appropriate credit facility.

     WE MAY BE UNABLE TO OBTAIN ADDITIONAL FUNDING ON SATISFACTORY TERMS, WHICH COULD INTERFERE WITH OUR EXISTING AND PLANNED OPERATIONS, DILUTE OUR SHAREHOLDERS OR IMPOSE BURDENSOME FINANCIAL RESTRICTIONS ON OUR BUSINESS.

         Historically, we have relied upon cash from financing activities to fund most of the cash requirements of our operating and investing activities. Although we have been able to generate some cash from our operating activities in the past, there is no assurance we will be able to continue to do so in the future. We believe that our continued operations could be dependent on securing a credit facility and that additional sources of liquidity through debt and/or equity financing will be required to facilitate our ability to continue capitalizing on the license we obtained from Motorola relating to our commercial analog and digital data transmission and network access products and to fund our other plans for future growth. We continue to work toward identifying and obtaining a credit facility.

         We currently do not have any commitments for additional financing. Some of our secured convertible promissory notes contain prior written consent and right of first refusal provisions and the grant of a continuing security interest in all of our inventory, and some of our other outstanding promissory notes contain the grant of a security interest in substantially all of our assets. All of these provisions restrict our ability to obtain debt and/or equity financing. In addition, deteriorating global economic conditions may cause prolonged declines in investor confidence in and accessibility to capital markets. Further, because our common stock is not listed on a national exchange, the ability of any potential or future investors to achieve liquidity from our common stock is limited, which could inhibit, if not preclude, our ability to raise additional working capital on a timely basis, in sufficient amounts or on terms acceptable to us.

         Any future financing may cause significant dilution to existing shareholders. Any debt financing or other financing of securities senior to common stock likely will include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

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

     IF WE DEFAULT UNDER OUR OUTSTANDING PROMISSORY NOTES, WE COULD FACE SIGNIFICANT ADVERSE CONSEQUENCES.

         As of July 29, 2002, we had outstanding promissory notes in the aggregate principal amount of approximately $6.3 million. Of those, notes with aggregate principal balances of $515,000 are due in January 2003. The agreements we entered into in connection with our January, March and April 2002 offerings of $4,365,000 in principal amount of secured convertible promissory notes, or 2002 notes, include extensive customary representations, warranties and covenants, including a cross-default covenant that would be breached if we fail to repay our other outstanding promissory notes. The 2002 notes also provide for an interest rate increase from 6% per annum to 16% per annum if the market price of our common stock falls and remains below $0.10 per share for an extended period. The market price of our common stock has been approximately $0.10 in the recent past. A 10% increase in the interest rate of the 2002 notes would result in substantial increases in our quarterly interest payments due on those notes. If we default under the 2002 notes due to a failure to pay accrued interest, due to a cross-default, or for any other reason, the holders of the 2002 notes could, among other things, require us to pay substantial penalties, require us to repay those notes at a premium and/or foreclose upon their security interest in our inventory. Any of these events could have a material adverse effect on our business, operating results, financial condition, cash flows and ability to service our other indebtedness.

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

         The automation of utility meter reading and data distribution is a relatively new and rapidly changing market. We cannot accurately predict the size of this market or its potential growth. Our system is one possible solution for AMR and data distribution. It has not been adopted as an industry standard and it may not be adopted on a broad scale. Competing systems have been and likely will continue to be selected by utilities and other potential clients. Participants in the utility industry have historically been cautious and deliberate in making decisions concerning the adoption of new technology. This process, which can take up to several years to complete, may include the formation of evaluation committees, a review of different technical options, technology trials, equipment testing and certification, performance and cost justifications, regulatory review, one or more requests for vendor quotes and proposals, budgetary approvals and other steps. Only a limited number of utilities have made a commitment to purchase our products to date. Consequently, if our re-emphasis on our data transmission and network access products is unsuccessful, and if we are unable to enter into additional AMR or data distribution contracts on terms favorable to us, our business, operating results, financial condition, cash flows and ability to service our indebtedness could be materially and adversely affected.

     IF WE ARE UNSUCCESSFUL IN OUR EFFORTS TO TAKE ADVANTAGE OF REGIONAL, NATIONAL AND INTERNATIONAL DISTRIBUTION CHANNELS FOR OUR PRODUCTS, SALES OF OUR PRODUCTS MAY DECLINE OR FAIL TO INCREASE.

         We channel many of our products through a network of regional and national distribution outlets. We are continuing to develop and solidify our relationships with certified resellers, distributors and system integrators, many of which are part of a worldwide distribution network developed by Motorola in connection with its sales of the commercial grade analog and digital transmission and network access products that are covered by the manufacturing license agreement that we entered into with Motorola. To the extent we are unsuccessful in our efforts to create or maintain an adequate quality and quantity of these relationships, sales of our products may decline or fail to increase as we work to establish effective channels to market.

     IF OUR PRODUCTS FAIL TO COMPLY WITH EVOLVING GOVERNMENT AND INDUSTRY STANDARDS AND REGULATIONS, WE MAY HAVE DIFFICULTY SELLING OUR PRODUCTS.

         Our products are designed to comply with a significant number of industry standards and regulations, some of which are evolving as new technologies are deployed. The regulatory process in the United States and foreign countries can be time-consuming and can require the expenditure of substantial resources. In many foreign countries, obtaining required regulatory approvals takes significantly longer than in the United States. Motorola obtained approvals in many countries for the commercial grade analog and digital data transmission and network access products covered by the manufacturing license agreement that we entered into with Motorola. However, those approvals were not transferable to us. We estimate that at least in the near-term, approximately half of our sales of Sunrise Series(TM) products will be to customers within the United States. We cannot assure you, however, that regulatory agencies in the United States or other countries will grant the requisite approvals to us for those products or for any of our other products on a timely basis, or at all. The failure of our products to comply, or delays in compliance, with the various existing and evolving standards could negatively impact our ability to sell many of our products, including our Sunrise Series(TM) products that have been selected by multinational corporations in large part based upon the existence of approvals of those products for use in each country in which those corporations operate. United States and foreign regulations regarding the manufacture and sale of modems and other data communications devices are subject to future change. We cannot predict what impact, if any, such changes may have upon our business.

     WE RELY ON A RELATIVELY LIMITED NUMBER OF CUSTOMERS, AND THE LOSS OF ANY SIGNIFICANT CUSTOMER COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL CONDITION.

         Historically, we have derived a significant portion of our revenues from a relatively limited number of customers. In fact, during 2001, two customers, Data Connect Enterprises and Motorola's Multiservice Networks Division, accounted for approximately 16.4% and 12.8%, respectively, of our consolidated net sales, and during the six months ended June 30, 2002, one customer, Data Connect Enterprises, accounted for approximately 15.1% of our consolidated net sales. Because during the quarter ended September 30, 2001 we completed our required pass-through sales to Motorola's Multiservice Networks Division, we do not anticipate further sales to that division. Although our current business strategy involves the use of multiple resellers and distributors, such as Data Connect Enterprises, who we anticipate will act as multiple customers for our products, we cannot assure you that a limited number of large customers will not continue to account for the majority of our revenues. If this occurs, the loss of any one or more of our major customers would likely have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

     IF WE ARE UNABLE TO FULFILL BACKLOG ORDERS DUE TO CIRCUMSTANCES INVOLVING US OR ONE OR MORE OF OUR CUSTOMERS, OUR ANTICIPATED RESULTS OF OPERATIONS AND CASH FLOWS WILL SUFFER.

         As of July 29, 2002, we had approximately $3.1 million in backlog orders for our products. These orders were due in large part to our Sunrise Series(TM) products. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. The typical duration from receipt of a purchase order or other purchase commitment to shipment of the products ordered to the customer ranges from three to ten weeks depending upon the product mix and the size of the order. However, we cannot assure you that we will be successful in fulfilling orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

     OUR BUSINESS COULD SUFFER IF WE OR OUR CONTRACT MANUFACTURERS ARE UNABLE TO OBTAIN COMPONENTS OF OUR PRODUCTS FROM OUTSIDE SUPPLIERS.

         The major components of our products include circuit boards, microprocessors, chipsets, memory components and radio transmitters and receivers. Most of these components are available from multiple sources. However, some components used in our products currently are obtained from single or limited sources and may from time to time be in short supply or on allocation by manufacturers. We have, from time to time experienced, and currently are experiencing, difficulty in obtaining some components. We do not have guaranteed supply arrangements with any of our suppliers, and we cannot assure you that our suppliers will continue to meet our requirements. Shortages of components could not only limit our production capacity but also could result in higher costs due to the higher costs of components in short supply or the need to use higher-cost substitute components. Significant increases in the prices of components could have a material adverse effect on our results of operations because we may not be able to adjust product pricing to reflect the increases in component costs. Also, an extended interruption in the supply of components or a reduction in their quality or reliability would have a material adverse effect on our financial condition and results of operations by impairing our ability to timely deliver quality products to our customers. Delays in deliveries due to shortages of components or other factors may result in cancellation by our customers of all or part of their orders. Although customers who purchase from us products that are not readily available from other sources would be less likely than other customers of ours to cancel their orders due to production delays, we cannot assure you that cancellations will not occur.

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

     WE RELY HEAVILY ON OUR MANAGEMENT AND BOARD OF DIRECTORS, AND THE LOSS OF THEIR SERVICES COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

         Our success is highly dependent upon the continued services of key members of our management and board of directors, including our Chairman of the Board, Michael N. Taglich, and our President and Chief Financial Officer, David
L. Stone. The loss of Mr. Taglich, Mr. Stone or one or more other key members of our management or board of directors could have a material adverse effect on us because each of these individuals has experience and skills upon which we draw heavily in our day-to-day operations and/or strategic planning activities. We do not maintain key-man life insurance policies on any member of management. Mr. Taglich is not an employee of Telenetics. We do not have an employment contract with Mr. Stone. In June 2002, our board of directors adopted a director compensation and equity incentive policy that provided for the grant of stock options and the payment of an aggregate of $132,000 in cash to our non-employee directors during their year of service that began on May 15, 2002. However, our ability to pay cash compensation to retain key members of our management and board of directors is limited by our cash flows and by our agreement with one of our significant security holders to refrain from paying cash compensation to our directors until we repay a $550,000 note due January 15, 2004.

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

         We may receive infringement claims from third parties relating to our products and technologies. We intend to investigate the validity of any infringement claims that may be made against us and, if we believe the claims have merit, to respond through licensing or other appropriate actions. To the extent claims relate to technology included in components purchased from third party vendors for incorporation into our products, we would forward those claims to the appropriate vendor. If we or our component manufacturers were unable to license or otherwise provide any necessary technology on a cost-effective basis, we could be prohibited from marketing products containing that technology, incur substantial costs in redesigning products incorporating that technology, or incur substantial costs in defending any legal action taken against us.

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

     WE ARE UNABLE TO PREDICT THE EXTENT TO WHICH THE RESOLUTION OF LITIGATION PENDING AGAINST US COULD ADVERSELY AFFECT OUR BUSINESS.

         On August 2, 2002, Michael A. Armani filed an action against us, our Chairman of the Board and our President and Chief Financial Officer, alleging breach of contract, fraud and deceit, interference with contractual relationship and prospective advantage and inducing breach of contract. Mr. Armani seeks general damages of at least $450,000 and punitive and exemplary damages in excess of $15,000,000. The complaint relates to the terms and effectiveness of documentation relating to his September 2000 separation from employment with us. The complaint also relates to compensation he claims is due for services he allegedly rendered to us following his separation. We believe Mr. Armani's claims are without merit because, among other factors, Mr. Armani alleges the existence of contracts that did not exist between us, and Mr. Armani admitted in the complaint that he failed to execute proposed separation documentation prior to the explicit expiration date of the offer described in the documentation. We intend to vigorously defend against these claims and to pursue appropriate counterclaims against Mr. Armani. However, we cannot predict the outcome of this matter or the extent to which the resolution of this matter could adversely affect our business and results of operations.

     OUR COMMON STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS AND IN LITIGATION AGAINST US.

         The stock market as a whole and individual stocks historically have experienced extreme price and volume fluctuations, which often have been unrelated to the performance of the related corporations. During the six months ended June 30, 2002, the high and low closing sale prices of our common stock were $0.62 and $0.10, respectively. The market price of our common stock may exhibit significant fluctuations in the future in response to various factors, many of which are beyond our control and which include:

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

         As of July 30, 2002, we had outstanding 28,246,687 shares of common stock, nearly all of which were unrestricted, were eligible for resale without registration under Rule 144 of the Securities Act of 1933, or were registered for resale or issued with registration rights. Disregarding beneficial ownership cap limitations that apply to some holders of our derivative securities, as of July 30, 2002, we also had outstanding options, warrants, promissory notes and preferred stock that were exercisable for or convertible into approximately 69,979,173 shares of common stock, nearly all of which were issued with registration rights. Sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price for our common stock. Any adverse effect on the market price for our common stock could make it difficult for us to sell equity securities at a time and at a price that we deem appropriate.

     FUTURE CONVERSIONS OR EXERCISES OF SOME OF OUR OUTSTANDING DERIVATIVE SECURITIES COULD SUBSTANTIALLY DILUTE YOUR INVESTMENT BECAUSE THE CONVERSION AND EXERCISE PRICES OF THOSE SECURITIES AND/OR THE NUMBER OF SHARES OF COMMON STOCK ISSUABLE UPON CONVERSION OR EXERCISE OF THOSE SECURITIES ARE SUBJECT TO ADJUSTMENT.

         We issued various notes, warrants and shares of preferred stock that are convertible or exercisable at prices and/or into or for numbers of shares of common stock that are subject to adjustment due to a variety of factors, including the issuance of securities at an exercise or conversion price less than the then current exercise price of those warrants or conversion price of those notes or shares of preferred stock. On July 29, 2002, the closing price of a share of our common stock on the OTC Bulletin Board(R) was $0.10. Disregarding beneficial ownership cap limitations that apply to some holders of our derivative securities, on July 29, 2002, the notes, warrants and shares of preferred stock with adjustable conversion and/or exercise prices were convertible into or exercisable for approximately 54,113,965 shares of common stock. However, if we were to issue shares of common stock or securities convertible into shares of common stock at the $0.10 price, we would trigger an adjustment of the exercise and conversion prices of these adjustable securities. As a result, an additional approximate 29,245,263 shares of common stock would become issuable upon exercise or conversion of these adjustable securities if we disregarded beneficial ownership cap limitations. Likewise, if we were to issue shares of common stock or securities exercisable for or convertible into shares of common stock at $0.10, the conversion price floor of the secured convertible promissory notes that we issued in January, March and April 2002, we would be required to issue an additional 29,245,263 shares of common stock upon exercise or conversion of these adjustable securities if we disregarded beneficial ownership cap limitations. The number of shares that these adjustable securities ultimately may be converted into or exercised for could prove to be greater than these estimates if the market price of our common stock declines. You could, therefore, experience substantial dilution of your investment as a result of the conversion or exercise of our outstanding derivative securities.

     IF OUR SECURITY HOLDERS ENGAGE IN SHORT SALES OF OUR COMMON STOCK, INCLUDING SALES OF SHARES TO BE ISSUED UPON CONVERSION OR EXERCISE OF DERIVATIVE SECURITIES, THE PRICE OF OUR COMMON STOCK MAY DECLINE.

         Selling short is a technique used by a shareholder to take advantage of an anticipated decline in the price of a security. A significant number of short sales or a large volume of other sales within a relatively short period of time can create downward pressure on the market price of our common stock. The decrease in market price would allow holders of our derivative securities that have conversion or exercise prices based upon a discount on the market price of our common stock to convert or exercise their derivative securities into or for an increased number of shares of our common stock. Further sales of common stock issued upon conversion or exercise of our derivative securities could cause even greater declines in the price of our common stock due to the number of additional shares available in the market, which could encourage short sales that could further undermine the value of our common stock. You could, therefore, experience a decline in the value of your investment as a result of short sales of our common stock.

     BECAUSE OUR STOCK IS NOT LISTED ON A NATIONAL SECURITIES EXCHANGE, YOU MAY FIND IT DIFFICULT TO DISPOSE OF OR OBTAIN QUOTATIONS FOR OUR COMMON STOCK.

         Our common stock previously was quoted on the Nasdaq SmallCap MarketSM. However, due to our inability to comply with the Nasdaq continued inclusion requirements relating to minimum closing bid price and net tangible assets/market capitalization/net income, our common stock was delisted from the Nasdaq SmallCap MarketSM in September 2001, and our common stock has been traded under the symbol "TLNT" on the OTC Bulletin Board(R) since September 18, 2001. Because our stock trades on the OTC Bulletin Board(R) rather than on a national securities exchange, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock.

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

     OUR PREFERRED STOCK MAY DELAY OR PREVENT A TAKEOVER OF TELENETICS, POSSIBLY PREVENTING YOU FROM OBTAINING HIGHER STOCK PRICES FOR YOUR SHARES.

         Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights of those shares, without any further vote or action by our shareholders. Of these shares, 400 have been designated as Series A Convertible Preferred, of which 3 were outstanding as of July 30, 2002. The rights of the holders of our common stock are subject to the rights of the holders of our outstanding preferred stock and will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we may issue in the future. The issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, which would delay, defer or prevent a change in control of Telenetics. Furthermore, preferred stock may have other rights, including economic rights senior to the common stock, and, as a result, the issuance of preferred stock could adversely affect the market value of our common stock.

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

         On August 2, 2002, Michael A. Armani filed an action against us, our Chairman of the Board and our President and Chief Financial Officer, alleging breach of contract, fraud and deceit, interference with contractual relationship and prospective advantage and inducing breach of contract. Mr. Armani seeks general damages of at least $450,000 and punitive and exemplary damages in excess of $15,000,000. The complaint relates to the terms and effectiveness of documentation relating to his September 2000 separation from employment with us. The complaint also relates to compensation he claims is due for services he allegedly rendered to us following his separation. We believe Mr. Armani's claims are without merit because, among other factors, Mr. Armani alleges the existence of contracts that did not exist between us, and Mr. Armani admitted in the complaint that he failed to execute proposed separation documentation prior to the explicit expiration date of the offer described in the documentation. We intend to vigorously defend against these claims and to pursue appropriate counterclaims against Mr. Armani.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a) In May 2002, we filed an amendment to our Restated and Amended Articles of Incorporation to increase our authorized shares of common stock from 50,000,000 shares to 100,000,000 shares. Our board of directors and shareholders authorized the filing of the amendment.

         (b) We have never paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We are restricted from paying dividends on our common stock under state law, the certificate of determination for our Series A Convertible Preferred Stock, and the terms of several of our outstanding promissory notes. We currently anticipate that we will retain any earnings for use in the continued development of our business.

         (c) Effective April 1, 2002, we issued a secured convertible promissory note due April 1, 2005 in the principal amount of $2,115,000 to Dolphin Offshore Partners, L.P., a beneficial owner of more than 5% of our outstanding shares of common stock, in consideration for the cancellation of the $2,115,000 principal balance of a convertible subordinated debenture due January 2, 2003. The April 1, 2002 note initially bears interest at 6% per annum and is convertible into common stock at any time or from time to time at the option of the holder. The initial conversion price of the note was $0.44064. Beginning on June 3, 2002, the holder could elect to use an alternate conversion price, provided that the market price of our common stock at the time of the conversion was less than $0.55. The alternate conversion price is equal to the market price multiplied by the discount percentage, which is 85%, and is subject to a market price ceiling equal to the initial conversion price and a conversion price floor of $0.10 per share. The April 1, 2002 note was accompanied by an immediately vested and exercisable five-year warrant to purchase up to an aggregate of 3,599,878 shares of our common stock at an initial exercise price of $0.44064 per share. The conversion price of the note and the exercise price and number of shares of common stock underlying the warrant are subject to anti-dilution adjustments in connection with mergers, acquisitions, stock splits, dividends and the like and in connection with future offerings of common stock or securities that are exercisable for or convertible into shares of common stock at a price per share below the then conversion or exercise price. During the first year after its issuance, the warrant is exercisable for cash. After that date and through its expiration, the warrant will be exercisable either for cash or through a reduction in the shares received upon exercise under a cashless exercise provision.

                  In April 2002, holders of shares of 2000 Series A Preferred Stock converted 0.21 shares of 2000 Series A Preferred Stock into an aggregate of 10,360 shares of common stock at a conversion price of $0.2027 per common share.

                  In June 2002, we received notification from a vendor that the vendor had forgiven approximately $22,638 of our trade payables to the vendor and approximately $13,115 of interest that the vendor asserted had accrued on those payables, with the intention by the vendor of retaining 52,010 shares of our common stock that we previously had issued in error to the vendor and had been unable to retrieve as of that date.

                  In June 2002, we granted to two employees options to purchase an aggregate of 210,000 shares of common stock at an initial exercise price of $0.115 per share, which was the fair market value of a share of common stock on the date of grant.

                  In June 2002, each of the five non-employee members of our board of directors received a non-qualified stock option to purchase up to 50,000 shares of common stock at an initial exercise price of $0.115 per share, which was the fair market value of a share of common stock on the date of grant.

         Exemption from the registration provisions of the Securities Act of 1933 for the transactions described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide.

         (d) Not applicable.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) We held our 2002 annual meeting of shareholders on May 15, 2002. As of the close of business on March 25, 2002, the record date for the meeting, we had outstanding 27,965,428 shares of common stock. A total of 26,067,569 shares of common stock were represented in person or by proxy at the meeting and constituted a quorum.

         (b) Management's nominees for election as directors were: Shala Shashani Lutz; Bradley L. Jacobs; David B. Parshall; H. George Levy; Thomas Povinelli; and Robert Schroeder. Of those nominees, Mr. Jacobs, Mr. Parshall, Mr. Levy and Mr. Schroeder were elected as directors at the meeting. In addition, Michael N. Taglich and William C. Kosoff were nominated and elected as directors at the meeting.

         (c)(i)   Proposal 1: To elect six directors:

                        Nominee                  For          Withhold Authority
                        -------                  ---          ------------------

                  Shala Shashani Lutz          14,425              377,112
                  Bradley L. Jacobs          25,740,285            377,112
                  David B. Parshall          28,850,045            377,112
                  H. George Levy             25,740,285            377,112
                  Thomas Povinelli             14,425              377,112
                  Robert Schroeder           28,850,045            377,112
                  Michael N. Taglich         26,093,694               0
                  William C. Kosoff          18,692,538               0
                  Michael A. Armani               0                   0

         (c)(ii) Proposal 2: To adopt an amendment to our Restated and Amended Articles of Incorporation to increase our authorized shares of common stock from 50,000,000 shares to 100,000,000 shares:

                  For:     25,159,028
                  Against:    865,591
                  Abstain:     18,450

         (c)(iii) Proposal 3: To ratify the appointment of BDO Seidman, LLP as our independent certified public accountants for the fiscal year ending December 31, 2002:

                  For:     19,838,354
                  Against:  6,165,235
                  Abstain:     39,480

         (d)      Not applicable.

ITEM 5.       OTHER INFORMATION.

         None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits
                  --------

         No.      Description
         ---      -----------

         3.1 Certificate of Amendment of Restated and Amended Articles of Incorporation of Telenetics Corporation dated May 16, 2002 (1)

         10.1 Note and Warrant Purchase Agreement dated as of April 1, 2002 by and between Telenetics Corporation and Dolphin Offshore Partners, L.P. (2)

         10.2 Secured convertible promissory note due April 1, 2005 in the principal amount of $2,115,000 made by Telenetics Corporation in favor of Dolphin Offshore Partners, L.P. (2)

         10.3 Registration Rights Agreement dated as of April 1, 2002 by and between Telenetics Corporation and Dolphin Offshore Partners, L.P. (2)

         10.4 Security Agreement dated as of April 1, 2002 relating to the security interest granted by Telenetics Corporation for the benefit of Dolphin Offshore Partners, L.P. (2)

         10.5 Common Stock Purchase Warrant dated as of April 1, 2002 issued by Telenetics Corporation in favor of Dolphin Offshore Partners, L.P. (2)

         10.6 First Amendment Agreement dated as of April 26, 2002 between Telenetics Corporation and Rutan & Tucker, LLP (1)

         10.7 Security Agreement dated as of May 21, 2002 between Telenetics Corporation and Corlund Electronics, Inc. (1)

         10.8 Letter Agreement dated as of April 1, 2002 between Telenetics Corporation and Peter E. Salas as General Partner of Dolphin Offshore Partners, L.P. (2)

         10.9 Note Modification Agreement dated as of June 30, 2002 between Telenetics Corporation and Dolphin Offshore Partners, L.P.

         10.10 12% Subordinated Unsecured Promissory Note due January 15, 2004 made by Telenetics Corporation in favor of Dolphin Offshore Partners, L.P.

         10.11 Note Modification Agreement dated as of June 30, 2002 between Telenetics Corporation and Terry S. Parker

         10.12 7% Subordinated Unsecured Promissory Note due January 15, 2004 made by Telenetics Corporation in favor of Terry S. Parker

         99.1 Certifications of President and Chief Financial Officer Pursuant to 18 U.S.C. section 1350, as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

         -----------------

         (1) Filed as an exhibit to Amendment No. 1 to our Registration Statement on Form SB-2 (Registration No. 333-86662) on May 31, 2002 and incorporated herein by reference.

         (2) Filed as an exhibit to our Form 10-KSB for the year ended December 31, 2001 and incorporated herein by reference.

         (b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TELENETICS CORPORATION

Dated: August 9, 2002            By: /s/ DAVID L. STONE
                                    -------------------------------------------
                                     David L. Stone
                                     President and Chief Financial Officer
                                     (principal executive officer and principal
                                     financial and accounting officer)

                 EXHIBITS FILED WITH THIS REPORT ON FORM 10-QSB

         No.      Description
         ---      -----------

         10.9 Note Modification Agreement dated as of June 30, 2002 between Telenetics Corporation and Dolphin Offshore Partners, L.P.

         10.10 12% Subordinated Unsecured Promissory Note due January 15, 2004 made by Telenetics Corporation in favor of Dolphin Offshore Partners, L.P.

         10.11 Note Modification Agreement dated as of June 30, 2002 between Telenetics Corporation and Terry S. Parker

         10.12 7% Subordinated Unsecured Promissory Note due January 15, 2004 made by Telenetics Corporation in favor of Terry S. Parker

         99.1 Certifications of President and Chief Financial Officer Pursuant to 18 U.S.C. section 1350, as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002