Form 10QSB
period 2002-09-30
TELENETICS CORP
filed 2002-11-19
CIK 810018

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2002

| |      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

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

             25111 ARCTIC OCEAN DRIVE, LAKE FOREST, CALIFORNIA 92630
                    (Address of principal executive offices)

                                 (949) 455-4000
                            Issuer's telephone number

         As of November 7, 2002, there were 28,971,687 shares of Telenetics Corporation common stock outstanding.

         Transitional Small Business Disclosure Format: Yes | | No |X|

================================================================================


                                         TELENETICS CORPORATION
                                               FORM 10-QSB
                            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                                  INDEX

PART I - FINANCIAL INFORMATION                                                                      PAGE
------------------------------                                                                      ----
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet as of September 30, 2002 (unaudited).................  F-1

         Condensed Consolidated Statements of Operations for the Three and Nine Months
           Ended September 30, 2002 and 2001 (unaudited)...........................................  F-3

         Condensed Consolidated Statement of Shareholders' Equity (Deficit) for the
           Nine Months Ended September 30, 2002 (unaudited)........................................  F-4

         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
           September 30, 2002 and 2001 (unaudited).................................................  F-5

         Notes to Condensed Consolidated Financial Statements (unaudited)..........................  F-8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.....................................................................    2

Item 3.  Controls and Procedures...................................................................   32

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................................   33

Item 2.  Changes in Securities and Use of Proceeds.................................................   33

Item 3.  Defaults Upon Senior Securities...........................................................   34

Item 4.  Submission of Matters to a Vote of Security Holders.......................................   34

Item 5.  Other Information.........................................................................   34

Item 6.  Exhibits and Reports on Form 8-K..........................................................   34

Signatures.........................................................................................   36

Certifications of Principal Executive Officer and Principal Financial Officer......................   37

Exhibits Filed with this Report on Form 10-QSB.....................................................   39

                                                   1

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

                             TELENETICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                                     ASSETS
                                     ------

Current assets:
   Cash                                                              $    71,682
   Accounts receivable, net of allowance for doubtful
     accounts of $309,040                                              4,075,729
   Inventories                                                         7,521,860
   Prepaid expenses and other current assets                             156,472
                                                                     -----------

Total current assets                                                  11,825,743

Property, plant and equipment, net of accumulated
   depreciation of $1,050,551                                            688,835
Debt offering costs, net of accumulated amortization
   of $1,124,631                                                       1,107,482
Investments in technology and other intangible assets,
   net of accumulated amortization of $198,154                           215,852
Other assets                                                              61,910
                                                                     -----------

                                                                     $13,899,822
                                                                     ===========

     See accompanying notes to condensed consolidated financial statements.


                               TELENETICS CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
                                 SEPTEMBER 30, 2002
                                    (UNAUDITED)

                        LIABILITIES AND SHAREHOLDERS' EQUITY
                        ------------------------------------
Current liabilities:
  Bank overdraft                                                      $    354,112
  Current portion of related party debt, net of current
     discount of $13,989                                                   423,202
  Current portion of notes payable, net of current
     discount of$14,156                                                  1,686,857
  Current portion of convertible subordinated debt                         375,892
  Current portion of obligation under capital leases                        18,088
  Accounts payable, including $2,579,196 due to Corlund Electronics      5,814,923
  Accrued expenses                                                       1,171,621
  Advance payments from customers                                          209,188
                                                                      -------------

Total current liabilities                                               10,053,883

Related party debt, less current portion                                    20,298
Notes payable, less current portion                                        288,710
Convertible subordinated debt, total principal
     amount of $4,951,567 less current portion and net
     of long-term discount of $1,941,433                                 2,634,242
                                                                      -------------

Total liabilities                                                       12,997,133
                                                                      -------------

Commitments and contingencies
Subsequent event (Note 5)

eriesA Convertible Preferred Stock; issued and
     outstanding 0.19 shares (aggregate liquidation
     of preference of $1,895)                                                1,618
                                                                      -------------

Shareholders' equity:
  Preferred stock, no par value. Authorized 5,000,000 shares;
     0.19 shares issued and outstanding                                         --
  Common stock, no par value. Authorized 100,000,000 shares;
     issued and outstanding 28,971,687 shares                           37,142,230
  Subscriptions receivable                                                 (38,000)
  Unearned compensation                                                    (73,173
  Accumulated deficit                                                  (36,129,986
                                                                      -------------

Total shareholders' equity                                                 901,071
                                                                      -------------

                                                                      $ 13,899,822
                                                                      =============

       See accompanying notes to condensed consolidated financial statements.

                                        TELENETICS CORPORATION
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                              (UNAUDITED)

                                          Three Months    Three Months    Nine Months    Nine Months
                                             Ended           Ended          Ended           Ended
                                         Sept. 30, 2002  Sept. 30, 2001  Sept. 30, 2002  Sept. 30, 2001
                                         -------------   -------------   -------------   -------------
Net sales                                $  4,513,480    $  6,607,803    $ 12,644,610    $ 15,712,187
Cost of sales                              (3,323,095)     (4,522,342)     (8,915,472)    (11,603,906)
                                         -------------   -------------   -------------   -------------
Gross profit                                1,190,385       2,085,461       3,729,138       4,108,281
Operating expenses:
   Selling, general and administrative     (1,065,469)     (1,335,519)     (3,418,511)     (5,456,202)
   Engineering and product development       (345,781)       (467,355)     (1,182,391)     (1,476,334)
   Gain on debt extinguishment                408,348         198,374       1,162,206         256,204
                                         -------------   -------------   -------------   -------------

Income (loss) from operations                 187,483         480,961         290,442      (2,568,051)

Interest expense                             (465,217)       (450,323)     (1,514,349)     (1,307,114)
Gain (loss) on sale of assets                      --        (282,300)         35,115        (282,300)
                                         -------------   -------------   -------------   -------------

Loss before income taxes                     (277,734)       (251,662)     (1,188,792)     (4,157,465)

Income taxes                                       --              --            (800)           (800)
                                         -------------   -------------   -------------   -------------

Net loss                                 $   (277,734)   $   (251,662)   $ (1,189,592)   $ (4,158,265)
                                         =============   =============   =============   =============
Loss per common share (Note 7):
   Basic and diluted                     $      (0.01)   $      (0.01)   $      (0.05)   $      (0.33)
                                         =============   =============   =============   =============
Common shares used in computing loss
   per common share:
     Basic and diluted                     28,462,176      26,986,858      28,023,394      20,877,452
                                         =============   =============   =============   =============

                See accompanying notes to condensed consolidated financial statements.

                                                      TELENETICS CORPORATION
                                CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                               NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                            (UNAUDITED)

                                               Preferred Stock                Common Stock                            Receivable
                                        ----------------------------  ----------------------------   Subscriptions   from Related
                                           Shares          Amount        Shares         Amount        Receivable         Party
                                        -------------  -------------  -------------  -------------   -------------   -------------
Balance at December 31, 2001                      --   $         --     27,373,423   $ 34,219,815    $    (39,500)   $   (139,000)

Stock issued upon conversion of
   2000 Series A Preferred Stock                  --             --      1,152,365        128,779              --              --
Stock issued in satisfaction of
   accounts payable                               --             --         70,899         31,139              --              --
Stock issued upon conversion of
   debt                                           --             --        200,000         20,000              --              --
Amortization of non-employee
   stock options and warrants                     --             --             --        211,761              --              --
Amortization of unearned
   compensation                                   --             --             --             --              --              --
Subscription receivable for
   accrued expenses                               --             --             --             --           1,500              --
Warrants repriced in connection
   with  debt conversion                          --             --             --        329,024              --              --
Beneficial conversion feature of
   convertible subordinated debt                  --             --             --        907,535              --              --
Stock and warrants issued in
   connection with legal
   settlement                                     --             --        175,000         13,515              --              --
Warrants issued in connection
   with
   subordinated debt transaction                  --             --             --      1,265,248              --              --
Warrants issued in connection
   with
   Corlund contract amendment                     --             --             --         15,414              --              --
Provision for uncollectable
   related party receivable                                      --             --             --              --         139,000
Net loss                                          --             --             --             --              --              --
                                        -------------  -------------  -------------  -------------   -------------   -------------
Balance at September 30, 2002                     --   $         --     28,971,687   $ 37,142,230   $    (38,000)    $         --
                                        =============  =============  =============  =============   =============   =============

continued below

                                          Unearned      Accumulated
                                        Compensation       Deficit           Total
                                        -------------   -------------   -------------
Balance at December 31, 2001            $   (284,013)   $(34,804,984)   $ (1,047,682)

Stock issued upon conversion of
   2000 Series A Preferred Stock                  --              --         128,779
Stock issued in satisfaction of
   accounts payable                               --              --          31,139
Stock issued upon conversion of
   debt                                           --              --          20,000
Amortization of non-employee
   stock options and warrants                     --              --         211,761
Amortization of unearned
   compensation                              210,840              --         210,840
Subscription receivable for
   accrued expenses                               --              --           1,500
Warrants repriced in connection
   with  debt conversion                          --        (135,410)        193,614
Beneficial conversion feature of
   convertible subordinated debt                  --              --         907,535
Stock and warrants issued in
   connection with legal
   settlement                                     --              --          13,515
Warrants issued in connection
   with
   subordinated debt transaction                  --              --       1,265,248
Warrants issued in connection
   with
   Corlund contract amendment                     --              --          15,414
Provision for uncollectable
   related party receivable                       --              --         139,000
Net loss                                          --      (1,189,592)     (1,189,592)
                                        -------------   -------------   -------------
Balance at September 30, 2002           $   (73,173)    $(36,129,986)   $    901,071
                                        =============   =============   =============

         See accompanying notes to condensed consolidated financial statements.

                                  TELENETICS CORPORATION
                      NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                              Nine Months    Nine Months
                                                                 Ended           Ended
                                                              September 30,  September 30,
                                                                  2002           2001
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $(1,189,592)   $(4,158,265)
   Adjustments to reconcile net loss to net cash used in
     operations:
       Depreciation and amortization                            1,435,178      1,227,525
       Compensation for non-employee stock options                211,761        425,818
       Amortization of unearned compensation for employee
         options                                                  210,840        210,593
       Gain on debt extinguishment                             (1,162,206)      (256,204)
       (Gain) loss on sale of assets                              (35,115)       282,300
       Provision for related party receivable                     139,000             --
       Provision for doubtful accounts                                 --         11,475
       Provision for inventory obsolescence                       100,000             --
       Stock and warrants issued for litigation settlements        38,238        157,800
       Stock and warrants issued for services                          --         18,525
       Debt termination cost due to repricing of warrants              --        109,849
   Changes in operating assets and liabilities:
       Accounts receivable                                       (738,091)    (2,584,413)
       Inventories                                             (1,149,874)     1,534,389
       Prepaid expenses and other current assets                    8,428        (34,568)
       Other assets                                                (2,395)            --
       Accounts payable                                           473,876      1,009,480
       Accrued expenses                                           260,727       (146,193)
       Advance payments from customers                             96,432         95,618
                                                              ------------   ------------

Net cash used in operating activities                          (1,302,793)    (2,096,271)
                                                              ------------   ------------

          See accompanying notes to condensed consolidated financial statements.

                                  TELENETICS CORPORATION
                      NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                       (UNAUDITED)

                                                              Nine Months    Nine Months
                                                                 Ended           Ended
                                                              September 30,  September 30,
                                                                  2002           2001
                                                              ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                     (10,695)       (34,445)
   Payments for certain Motorola products                              --     (1,787,884)
   Cash received from the Corlund Electronics agreement                --      1,465,000
   Patent and trademark costs                                          --        (10,629)
   Amounts collected from related parties                              --          5,559
                                                              ------------   ------------
Net cash used in investing activities                             (10,695)      (362,399
                                                              ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank overdraft                                                  (8,306)       198,118
   Net proceeds from revolving line of credit                          --       (730,235)
   Repayments of obligation under capital leases                  (37,813)       (15,312)
   Repayments of notes payable                                   (806,285)      (347,703)
   Proceeds of promissory notes                                        --        392,500
   Proceeds of convertible promissory notes, net                1,885,040      1,873,500
   Proceeds of bridge loan                                        300,000             --
   Proceeds from exercise of warrants and options                      --      1,016,127
   Net repayments of related party debt                           (47,732)       (30,598)
                                                              ------------   ------------
Net cash provided by financing activities                       1,301,516      2,356,397
                                                              ------------   ------------

NET DECREASE IN CASH                                              (11,972)      (102,273)
Cash, beginning of period                                          83,654        144,690
                                                              ------------   ------------
Cash, end of period                                           $    71,682    $    42,417
                                                              ============   ============

          See accompanying notes to condensed consolidated financial statements.

                                      TELENETICS CORPORATION
                          NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                           (UNAUDITED)

                                                                  Nine Months      Nine Months
                                                                     Ended             Ended
                                                                  September 30,    September 30,
                                                                       2002            2001
                                                                  --------------   --------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
   Interest                                                       $     439,768    $     447,329
                                                                  ==============   ==============
   Income taxes                                                   $         800    $         800
                                                                  ==============   ==============

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
   Issuance of common stock upon conversion of 2000 Series A
     Preferred Stock:                                             $     128,779    $     808,603
                                                                  ==============   ==============
   Issuance of common stock upon conversion of debt               $      20,000    $          --
                                                                  ==============   ==============
   Issuance of common stock for litigation settlements            $          --    $     197,800
                                                                  ==============   ==============
   Warrants issued in connection with issuance of promissory
     notes                                                        $   1,265,248    $          --
                                                                  ==============   ==============
   Warrants issued in connection with debt transactions           $      15,414    $     982,233
                                                                  ==============   ==============
   Warrants repriced in connection with note conversion to
     equity                                                       $     193,614    $          --
                                                                  ==============   ==============
   Issuance of common stock in connection with acquisition        $          --    $     168,800
                                                                  ==============   ==============
   Acquisition of inventory and equipment in connection with
     Motorola Sunrise Series(TM)agreement in exchange for debt    $          --    $   2,482,122
                                                                  ==============   ==============
   Issuance of common stock in satisfaction of accounts payable   $      31,139    $          --
                                                                  ==============   ==============
   Reinvestment of notes payable into convertible
     subordinated debt offering                                   $     112,500    $          --
                                                                  ==============   ==============
   Beneficial conversion feature of convertible subordinated
     debt                                                         $     907,535    $   1,110,661
                                                                  ==============   ==============
   Accounts receivable assigned to Corlund Electronics  in
     satisfaction of accounts payable                             $   2,097,459    $   2,431,076
                                                                  ==============   ==============
   Note payable to Corlund Electronics in satisfaction
   of accounts payable                                            $   1,200,000    $          --
                                                                  ==============   ==============
   Reduction in subscriptions receivable in satisfaction of
     accrued expenses                                             $       1,500    $          --
                                                                  ==============   ==============
   Issuance of common stock for services                          $          --    $      18,525
                                                                  ==============   ==============
   Imputed dividend in connection with conversion of  Series
     A Preferred Stock                                            $     135,410    $   2,664,234
                                                                  ==============   ==============
   Sales of Sunrise Series(TM)products to Motorola in exchange
     for reduction of acquisition debt                            $          --    $   2,482,122
                                                                  ==============   ==============
   Convertible subordinated debt issued in satisfaction of
     accounts payable                                             $     463,219    $          --
                                                                  ==============   ==============

              See accompanying notes to condensed consolidated financial statements.

                             TELENETICS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION AND BUSINESS

         The accompanying condensed consolidated financial statements have been prepared by Telenetics Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included in these notes and the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary to fairly state the financial position as of September 30, 2002 and the results of operations and cash flows for the related interim periods ended September 30, 2002 and 2001. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or for any other period.

         Descriptions of significant accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed on April 9, 2002 as part of the Company's annual report on Form 10-KSB. This quarterly report should be read in conjunction with that annual report.

         Certain reclassifications have been made to the September 30, 2001 financial statements to be consistent with the September 30, 2002 presentation. In addition, based on an April 2002 accounting pronouncement, the Company reclassified a $713,279 extraordinary gain on debt extinguishment as a component of operating expense (see Note 11).

2.       LIQUIDITY

         As of September 30, 2002, the Company had working capital of $1.8 million, an accumulated deficit of $36.1 million, a $2.1 million portion of long-term debt obligations due in less than a year and $1.8 million of unconditional purchase obligations due in less than a year. The Company used $1.3 million of cash in operations during the nine months ended September 30, 2002. The Company recorded income from operations of $290,000 and a net loss of $1.2 million during the nine months ended September 30, 2002. There is a substantial likelihood that the Company will be required to obtain equity and/or debt financing in order to continue to operate. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

         The Company has taken actions in an effort to become profitable and improve cash flow from operations in the future. Since the change in management in May 2002, the Company has announced six new products to round out its line of commercial and industrial modems in the low to mid price range. Initial shipments of some of these products commenced in November 2002, and the Company expects that it will be shipping all of these products by the end of the first quarter of 2003. The Company also is in the final stages of development of a DS-3 model to round out the features capability of its microwave product line, which model the Company expects to introduce by the end of 2002. Further, the Company plans to enter the computer network market by introducing new Ethernet products in the first quarter of 2003. All of these products will be marketed through the Company's existing distribution channels. The Company has also taken action to expand its distribution channels into China. While there can be no assurance of the success of these actions, the Company expects they will provide new revenue opportunities commencing during the fourth quarter of 2002 and increasing during 2003. The Company anticipates that the incremental operating expenses, other than cost of goods sold, will represent only a small portion of the amount of incremental sales from these new revenue opportunities.

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

         In addition, since May 2002, the Company has taken action to reduce its salary and wage expenses and other operating costs, which has had a positive effect on the Company's cash flow. During the three months ended September 30, 2002, the Company decreased the year-to-date cash used in operations by $122,000. The Company has also commenced actions to restructure its debt obligations. In that regard, through September 30, 2002, the Company had entered into modification agreements with holders of $2.9 million of its term debt, which modification agreements included extensions (see Note 8); is presently in negotiation for the modification of an additional $325,000 of its term debt; and expects that it will be able to negotiate modifications of an additional $250,000 of its term debt due in January 2003. Through September 30, 2002, the Company had negotiated settlements of $1.6 million of its trade accounts payable ($1.2 million in the nine months ended September 30, 2002) resulting in net discounts of $1.1 million ($857,000 in the nine months ended September 30, 2002), negotiated term payment arrangements with $1.1 million of its trade accounts payable ($843,000 in the nine months ended September 30, 2002). The Company also reached a settlement with Motorola in October 2002. The results of the settlement were included in the settlement of trade accounts payable and related discounts described in this paragraph for the nine months ended September 30, 2002 (see Note 5). The Company expects that these term debt extensions and reductions in accounts payable will improve its ability to attract a senior lender. The Company has also entered into negotiations with holders of its 2002 secured convertible promissory notes to modify that arrangement in order to make the Company more attractive to equity investors. While there can be no assurance of the success of these actions, the Company expects they will improve its ability to secure needed financing.

         Management believes it is likely that these plans can be effectively implemented resulting in increased revenue, reduced cost structures and improved operating efficiencies. If the Company is successful in implementing these plans, management believes that the cash requirements needed to support the Company's operations will be satisfied through 2003. However, there can be no assurance that management will be successful in the implementation of its plans.

3.       2002 SECURED CONVERTIBLE PROMISSORY NOTE OFFERINGS

         Effective January 23, 2002, the Company issued $2,087,500 in principal amount of senior secured convertible promissory notes due January 23, 2005 to thirteen accredited investors in exchange for $1,975,000 cash (before commissions and expenses totaling $236,210), the cancellation of the $75,000 principal balance of the 6.5% Debenture and the cancellation of the $37,500 principal balance of another outstanding promissory note (see Note 8). Effective March 1, 2002, the Company issued $162,500 in principal amount of secured convertible promissory notes due March 1, 2005 to five accredited investors (before commissions totaling $16,250). Effective April 1, 2002, the Company issued a secured convertible promissory note due April 1, 2005 in the principal amount of $2,115,000 to Dolphin Offshore Partners, L.P., a beneficial owner of more than 5% of the Company's outstanding shares of common stock ("Dolphin"), in consideration for the cancellation of the principal balance of that entity's convertible subordinated debenture due January 2, 2003 (see Note 8). The Company granted the holders of the January 23, 2002 notes, the March 1, 2002 notes and the April 1, 2002 note (collectively, the "2002 notes") a continuing security interest in all of the Company's inventory.

         The 2002 notes initially bear interest at 6% per annum. If the market price, which is the average of the three lowest volume weighted average prices of the Company's common stock during the 25 trading days immediately prior to conversion of a note, is below the conversion price floor, which is $0.10, then the interest rate on the 2002 notes will increase to 16% per annum until the market price exceeds the conversion price floor by 20% for 20 consecutive trading days. The effect of this provision has been waived through November 30, 2002 by holders of substantially all of the principal amount of 2002 notes.

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

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

         The January 23, 2002 and April 1, 2002 agreements restrict the Company's ability to enter into any subsequent offer or sale to, or exchange with (or other type of distribution to), any third party, of common stock or any securities convertible, exercisable or exchangeable for or into common stock, including convertible and non-convertible debt securities, the primary purpose of which would be to obtain financing for the Company (a "Subsequent Financing"), except where the proceeds received by the Company in connection with such offering would be used to prepay the outstanding principal balance of and all accrued interest on the January 23, 2002 and April 1, 2002 notes. This restriction requires the Company to obtain the prior written consent of the holders of a majority of the then outstanding principal amount of the January 23, 2002 notes and the prior written consent of the holder of the April 1, 2002 note for any Subsequent Financing that occurs through February 28, 2003.

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

         The 2002 notes were accompanied by immediately vested and exercisable five-year warrants ("investor warrants") to purchase up to an aggregate of 7,429,543 shares of common stock at an initial exercise price of $0.44064 per share. The exercise price and the number of shares of common stock underlying the investor warrants are subject to anti-dilution adjustments in connection with mergers, acquisitions, stock splits, dividends and the like and in connection with future offerings of common stock or securities that are exercisable for or convertible into shares of common stock at a price per share below the then exercise price. During the first year after their issuance, the warrants are exercisable for cash. After that date and through their expiration, the warrants will be exercisable either for cash or through a reduction in the shares received upon exercise under a cashless exercise provision. The Company ascribed an estimated fair value of the investor warrants in the aggregate amount of $1,149,645 based on a Black Scholes valuation model and, accordingly, discounted the balance of the 2002 notes as of the date of issuance, which discount the Company is recognizing as additional interest expense from the date of issuance to the maturity date, of which the Company amortized $231,112 to interest expense during the nine months ended September 30, 2002.

         Based on Emerging Issues Task Force Issue No. 00-27, the conversion feature of the 2002 notes normally is characterized as a beneficial conversion feature. The Company determined the value of the beneficial conversion feature of the 2002 notes to be $907,535 and, accordingly, discounted the balance of the 2002 notes as of the date of issuance. The beneficial conversion feature is being amortized from the date of issuance to the maturity date, of which the Company amortized $197,254 to interest expense during the nine months ended September 30, 2002.

         Of the $4,365,000 of 2002 notes issued, $2,137,500 represented new debt and $2,227,500 represented debt issued in exchange for the cancellation of existing debt. The $2,137,500 in new notes were accompanied by warrants to purchase up to an aggregate of 3,638,182 shares of common stock. The Company ascribed an estimated fair value of these warrants in the amount of $746,849 based on a Black Scholes valuation model. In addition, the Company is amortizing the $907,535 value of the beneficial conversion feature of the new notes from the date of issuance to the maturity date.

         Two noteholders agreed to reinvest their existing notes aggregating $2,227,500 in the January 23, 2002 and April 1, 2002 secured convertible promissory note offerings. The reinvestments resulted in, among other changes, a lower interest rate, an extended due date and the issuance of warrants to purchase up to an aggregate of 3,791,361 shares of common stock. The Company ascribed an estimated fair value of these warrants in the amount of $402,796 based on a Black Scholes valuation model. Because the transaction is recorded as a modification of existing debt for accounting purposes and the original unamortized beneficial conversion feature of the notes exceeded the beneficial conversion feature of the replacement notes, the Company did not record an additional valuation discount. However, the Company is amortizing the remaining unamortized balance of the original beneficial conversion feature of $383,671 to interest expense over the term of the replacement notes, of which the Company amortized $64,935 to interest expense during the nine months ended September 30, 2002.

         In connection with the January 23, 2002 and March 1, 2002 note offerings, the Company issued to seven principals and employees of NASD-registered broker-dealer Taglich Brothers, Inc., which employees included Robert Schroeder, a director of the Company, and Michael N. Taglich, who subsequently became a director and Chairman of the Board of the Company, immediately vested and exercisable five-year warrants to purchase up to an aggregate of 510,621 shares of common stock at an initial exercise price of $0.52877 per share. The exercise price and the number of shares of common stock underlying the warrants are subject to adjustment in connection with mergers, acquisitions, stock splits, dividends and the like and in connection with future offerings of common stock or securities that are exercisable for or convertible into shares of common stock at a price per share below the then exercise price. The Company ascribed an estimated fair value to the placement warrants in the aggregate amount of $115,603 based on a Black Scholes valuation model and,

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

accordingly, capitalized this amount as part of deferred debt offering costs as of the date of issuance. Deferred debt offering costs are recognized as additional interest expense over the life of the 2002 notes, $131,162 of which was amortized to interest expense during the nine months ended September 30, 2002. As of September 30, 2002, the exercise price of the placement warrants had been adjusted to $0.12 per share and the aggregate number of shares of common stock underlying the placement warrants increased from 510,621 to 2,250,000 following the Company's issuance ("Dilutive Issuance") in July 2002 of shares of common stock at a price of $0.10 per share upon conversion of a portion of the principal balance of a note issued in the January 23, 2002 note offering. The Company ascribed an estimated fair value to the repricing of the placement warrants in the aggregate amount of $107,671 based on a Black Scholes valuation model and, accordingly, capitalized the additional valuation as deferred debt offering costs as the date of repricing, of which $10,420 was amortized to interest expense during the three and nine months ended September 30, 2002.

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

4.       INVENTORIES

         Inventories consist of the following:

                                                              September 30, 2002
                                                              ------------------

         Raw materials                                        $     4,467,309
         Work-in-process                                              343,187
         Finished goods                                             2,711,364
                                                              ------------------

                                                              $     7,521,860
                                                              ==================
5.       COMMITMENTS

MOTOROLA SUNRISE SERIES(TM) AGREEMENT

         On December 29, 2000, the Company entered into a Manufacturing License and Distribution Agreement ("Motorola Agreement") with Motorola, Inc. through Motorola's Multiservice Networking Division. Under the terms of the Motorola Agreement, the Company obtained from Motorola a ten-year non-exclusive license to manufacture, market and further develop a series of Motorola commercial-grade analog and digital data transmission and network access products. The Company distributes these products under the name Sunrise Series(TM) through a worldwide

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

network of certified resellers, system integrators, partners, original equipment manufacturers and other distribution channels, many of which are part of a worldwide distribution network developed by Motorola in connection with sales of its products, including the commercial-grade analog and digital transmission and network access products that were licensed to the Company through the Motorola Agreement. In exchange for the license relating to the Sunrise Series(TM) products, the Company has agreed, among other things, to make royalty payments to Motorola on sales of the licensed products during the two-year period that began on December 29, 2000. The Company incurred obligations for royalties under the agreement of approximately $133,000 during the nine months ended September 30, 2002, which obligations were accrued but not paid as of September 30, 2002 pursuant to the payment terms of the Motorola Agreement. The Company acquired inventories with an approximate value of $5 million and property and equipment with an approximate value of $543,000 pursuant to the Motorola Agreement. The Company took delivery of these assets during the three months ended March 31, 2001. As of December 31, 2001, the Company had paid by cash and product amounts sufficient to fulfill its obligations to acquire inventory in accordance with the terms of the Motorola Agreement. However, in October 2002, the Company determined that Motorola had applied $400,000 of these payments to the $1.8 million of inventory discussed below that the Company received outside the Motorola Agreement. The Company entered in the manufacturing agreement with Corlund Electronics described below under the heading "Corlund Electronics Agreement" to facilitate the manufacture of certain of the products covered by the Motorola Agreement. Of the $5 million of inventories acquired from Motorola under the Motorola Agreement, $4.5 million relates to the Corlund Electronics Agreement.

         During the nine months ended September 30, 2002, the Company received inventories relating to the products covered by the Motorola Agreement having an approximate value of $1,836,000. This inventory is not covered by the Motorola Agreement. As of September 30, 2002, the Company had not recorded the acquisition of this additional inventory because the Company was holding this inventory on a consignment basis. At September 30, 2002, the Company had consumed approximately $80,000 of this inventory. Effective October 31, 2002, the Company entered into a settlement agreement with Motorola covering the acquisition of this inventory, expedite and cancellation fees and costs, and the Motorola Agreement. Under the terms of the settlement, the Company and Motorola each agreed that the other party was paid in full on all issues related to these three matters through the effective date of the settlement. Amounts due under the Motorola Agreement, offset by product claims, resulted in an extinguishment of debt of approximately $294,000 during the three months ended September 30, 2002. In addition, the carrying value of the consigned inventory will be recorded at approximately $850,000 during the fourth quarter.

CORLUND ELECTRONICS AGREEMENT

         On December 29, 2000, the Company entered into a Manufacturing Agreement ("Corlund Electronics Agreement") with Corlund Electronics, Inc. (formerly Comtel Electronics, Inc.), a privately-held manufacturer based in Tustin, California. Under the Corlund Electronics Agreement, Corlund Electronics agreed to act as a turnkey contract manufacturer of the majority of the Sunrise Series(TM) commercial-grade data transmission and network access products that the Company licenses from Motorola. As part of this arrangement, Corlund Electronics has agreed to perform component purchasing, full product assembly, testing and preparation for shipment of both base products, which are of a generic type and are identical, and final products, which are specially

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

         configured or modified to fill a particular customer order or need. The Company sold to Corlund Electronics $385,000 of the equipment that the Company purchased from Motorola for the purpose of manufacturing the Sunrise Series(TM) products. In addition, the Company is loaning to Corlund Electronics testing equipment needed in the manufacturing process. In addition to the $4.5 million in inventory acquired from Motorola relating to the Corlund Electronics Agreement, the Company acquired $1 million of inventory from various other vendors to support the manufacture of Sunrise Series(TM) products under the Corlund Electronics Agreement. Through September 30, 2002, the Company had sold, at cost, to Corlund Electronics a net of approximately $4,760,000 of the $5,500,000 of inventory and components that the Company purchased from Motorola and others. Such sales of inventory and components are not recognized as revenue. As discussed below, the Company has repurchased $1 million of the inventory sold to Corlund Electronics. As of September 30, 2002, the Company held $1,965,000 of inventory in support of the manufacture of Sunrise Series(TM) products. As of September 30, 2002, the Company had a balance of approximately $1 million, before reserves, due from Corlund Electronics in connection with these sales, which balance is included in accounts receivable.

         The Corlund Electronics Agreement provides that if Corlund Electronics purchases or orders component parts in order to meet the Company's forecast for Sunrise Series(TM) products, the Company is required to purchase the unused and excess portion of those parts from Corlund Electronics upon request if (i) the Company fails to purchase Sunrise Series(TM) products in accordance with its forecast(s), and (ii) Corlund Electronics cannot reasonably return, cancel the order, or otherwise use the component parts. The Corlund Electronics Agreement also provides that if the Company cancels all or a portion of a purchase order for Sunrise Series(TM) products that have become obsolete and unusable for any other purpose other than as originally contemplated by the cancelled purchase order, then the Company is required to purchase all of Corlund Electronics' inventory related to the obsolete products, including finished goods, work-in-process and component parts. Through September 30, 2002, the Company had purchased all of the Sunrise Series(TM) products in accordance with its forecasts, and had not cancelled any purchase orders for obsolete products. Accordingly, as of that date, the Company had no repurchase obligation under the Corlund Electronics Agreement. However, for business reasons the Company repurchased $1,000,000 of Corlund Electronics surplus inventory relating to the Sunrise Series(TM) products and, as of September 30, 2002, had tentatively agreed to purchase an additional $450,000. In addition, the Company has from time to time agreed to be obligated under non-cancel / non-return commitments made by Corlund Electronics to various of its vendors in connection with purchases for the manufacture of the Sunrise Series(TM) products. To the extent Corlund Electronics does not use those materials in the manufacture of the Sunrise Series(TM) products, the Company is obligated to acquire that inventory. At September 30, 2002, the dollar value of materials that the Company would have been committed to purchase from Corlund Electronics under the non-cancel / non-return obligations if Corlund Electronics had been unable to use those materials was approximately $226,038.

         As amended on August 31, 2002, the Corlund Electronics Agreement provides that through the expiration or earlier termination of the Corlund Electronics Agreement, the Company will purchase from Corlund Electronics a minimum of $900,000 per month of Sunrise Series(TM) and other products manufactured by Corlund Electronics for the Company. The Corlund Electronics Agreement has an initial term of three years, expiring December 29, 2003, with three automatic one-year renewals unless Corlund Electronics provides written notice of termination to the Company at least 180 days prior to the expiration of the then current term or unless the Company provides written notice of termination to Corlund Electronics at least 180 days prior to the expiration of the second one-year renewal and the Company meets certain other criteria regarding currentness of the Company's payments to Corlund Electronics.

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

         As of September 30, 2002, the Company owed $2,579,196 to Corlund Electronics as a result of product purchases under the Corlund Electronics Agreement. In September 2001, the Company entered into an arrangement with Corlund Electronics regarding the assignment of accounts receivable to Corlund Electronics, the collection of those accounts receivable and the grant of security interests in those accounts receivable. Under this arrangement, Corlund Electronics gave the Company immediate credit for the assigned receivables against amounts owed for product purchases the same as if the payment had been made in cash, and in turn Corlund Electronics pledged those assigned receivables as security for loans from its senior lender. Although under this arrangement the assignment of the accounts receivable was with recourse, the Company determined that the probability of having to repurchase the assigned accounts was remote in light of the quality of the assigned accounts and the credit insurance maintained on foreign accounts. During 2002, the Company granted to Corlund Electronics a continuing security interest in certain of the Company's assets as an inducement to Corlund Electronics to continue this arrangement. The assets encumbered are all accounts, accounts receivable, inventory, contract rights, instruments, investment property, chattel paper and general intangibles in the nature of payment obligations owing to the Company, including, without limitation, all rights of the Company to payment for goods sold or leased, or to be sold or to be leased, or for services rendered or to be rendered, howsoever evidenced or incurred, together with all returned or repossessed goods and all books, records, computer tapes, programs and ledger books arising therefrom or relating thereto, all whether now owned or hereafter acquired and howsoever arising.

         During the first nine months of 2002, the Company discharged with full recourse under its accounts receivable assignment arrangement with Corlund Electronics approximately $6.4 million of the Company's obligation for product purchases from Corlund Electronics. Since September 30, 2002, the Company has continued to satisfy this obligation by further assignments to Corlund Electronics and Corlund Electronics' secured lender of certain of the Company's accounts receivable. At December 31, 2001 and September 30, 2002, Corlund Electronics had not collected $2.0 million and $2.2 million, respectively, of accounts receivable that the Company had assigned to them. The uncollected amount at December 31, 2001 has been reflected as a decrease to accounts receivable and to the related accounts payable due to Corlund Electronics in the consolidated balance sheet as of December 31, 2001 based on the September 2001 original arrangement with Corlund Electronics.

         The August 31, 2002 amendment to the Corlund Electronics Agreement provides that subject to restrictions or limitations imposed by Corlund Electronics' secured lender, the Company has the right during the remainder of the term of the manufacturing agreement to pay any invoice remaining unpaid for more than 60 days by assigning to Corlund Electronics the Company's current, collectable accounts receivable, which shall be applied to amounts due to Corlund Electronics upon collection by Corlund Electronics. Based on the terms of the August 31, 2002 amendment, the assigned accounts receivables and the corresponding accounts payable obligations are presented on the Company's balance sheet as of September 30, 2002 at their gross amounts until collection of the accounts receivable.

         Based on the provisions of the August 31, 2002 amendment, as of September 30, 2002 the accounts receivable assigned to Corlund Electronics, which had not been collected, did not reduce total accounts receivable and payable. Through September 30, 2002, the Company had repurchased approximately $657,000 of the assigned receivables primarily as a result of customers having paid the Company on assigned invoices rather than having paid Corlund Electronics directly. Repurchases of doubtful accounts under the recourse obligation have not been material.

         In connection with the August 31, 2002 amendment to the Corlund Electronics Agreement, the Company issued to Corlund Electronics a three-year warrant to purchase up to 600,000 shares of common stock at an exercise price of $0.14 per share. In addition, on August 30, 2002, the Company executed a

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

repayment agreement in the principal amount of $1.2 million. This obligation bears interest at the rate of 9.0% per annum and is repayable in thirteen installments, with the first installment of $60,000 due on November 30, 2002 and the remaining balance of principal and interest due in twelve equal monthly installments of approximately $104,000 on the last day of each calendar month beginning February 28, 2003. Corlund Electronics is to apply amounts paid under this obligation against accounts receivable due to Corlund Electronics from the Company pursuant to the Corlund Electronics Agreement.

6.       LITIGATION

         On August 2, 2002, Michael A. Armani filed an action against the Company, Michael Taglich and David Stone in the Superior Court of California, County of Orange Central Justice Center (Case No. 02CC12884). Mr. Armani is a former executive officer and former director of the Company. Mr. Taglich is the Chairman of the Board and a director of the Company, and Mr. Stone is the Company's President and Chief Financial Officer. The complaint alleges breach of contract, fraud and deceit, interference with contractual relationship and prospective advantage and inducing breach of contract. Mr. Armani seeks general damages of at least $450,000 and punitive and exemplary damages in excess of $15,000,000. The complaint relates to the terms and effectiveness of documentation relating to his September 2000 separation from employment with the Company. The complaint also relates to compensation he claims is due for services he allegedly rendered to the Company following his separation. The Company believes Mr. Armani's claims are without merit because, among other factors, Mr. Armani alleged the existence of contracts that did not exist between the Company and himself, Mr. Armani admitted in the complaint that he failed to execute proposed separation documentation prior to the explicit expiration date of the offer described in the documentation, and in anticipation of execution of the documentation, the Company paid all of the amounts that Mr. Armani was to have received under that proposed separation arrangement. Mr. Armani's complaint has been answered by all defendants, and the Company filed a cross-complaint to recover approximately $212,000 of the Company's funds that Mr. Armani loaned to himself for his own personal benefit without prior approval or authorization of the Company's board of directors while he was an executive officer and director of the Company. All defendants have made discovery requests, and Mr. Armani has failed to timely respond to the discovery requests of Mr. Taglich and Mr. Stone.

         Effective as of August 20, 2002, the Company entered into a Settlement Agreement and Mutual Release with Peter C. Rosen, William A. Shea, Jr. and Larry Kars. Under the agreement, the Company issued 175,000 shares of common stock with an aggregate fair market value of $12,250, and five-year warrants to purchase an aggregate of 175,000 shares of common stock at $0.45, which warrants were valued at $1,265 based on a Black Scholes valuation model.

         On September 27, 2002, the Company entered into a Settlement Agreement and Mutual Release with John McLean, William Saunders, Terry Parker and Saunders & Parker, Inc. Under the agreement, Saunders & Parker delivered for cancellation all outstanding options to purchase shares of common stock of Telenetics held by Saunders & Parker. Concurrent with the execution of the agreement, the Company paid an aggregate of $20,000 to Saunders, Parker and their legal counsel. In addition, the Company executed a promissory note in favor of Saunders & Parker in the principal amount of $24,723, bearing interest at 8% per annum. Principal and all accrued but unpaid interest are due at maturity on February 1, 2003.

7.       EARNINGS (LOSS) PER COMMON SHARE

         Basic earnings (loss) per common share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted loss per share excludes the effect of incremental common shares attributable to the

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

exercise of outstanding common stock options and warrants and the potential conversion of convertible debt and preferred stock because their effect was anti-dilutive due to losses incurred by the Company during the periods presented.

         The following table illustrates the computation of basic and diluted loss per share:

                                               Three Months    Three Months     Nine Months     Nine Months
                                                   Ended           Ended          Ended           Ended
                                               Sept. 30, 2002  Sept. 30, 2001  Sept. 30, 2002  Sept. 30, 2001
                                               -------------   -------------   -------------   -------------
NUMERATOR:
Net loss                                       $   (277,734)   $   (251,662)   $ (1,189,592)   $ (4,158,265)
Less:  Preferred stock beneficial conversion
         feature                                         --          (5,580)             --        (711,913)
       Warrants repriced                           (135,410)             --        (135,410)     (1,952,321)
                                               -------------   -------------   -------------   -------------
Loss applicable to common shareholders         $   (413,144)   $   (257,242)   $ (1,325,002)   $ (6,822,499)
                                               =============   =============   =============   =============

DENOMINATOR:
Weighted average number of common shares
     outstanding during the period               28,462,176      29,986,858      28,023,394      20,877,452
                                               =============   =============   =============   =============

Basic and diluted loss per share               $      (0.01)   $      (0.01)   $      (0.05)   $      (0.33)
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

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

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

         The Dolphin Placement Warrants contain anti-dilution provisions under which their exercise price and number of underlying shares of common stock are adjusted upon a stock split, stock dividend, recapitalization or similar transaction, or upon issuance by the Company of common stock or securities convertible into or exchangeable for common stock at a price lower than the exercise price of the Dolphin Placement Warrants. In cases where the Company issues securities convertible into or exchangeable for common stock at a price per share that is lower than the exercise price of the Dolphin Placement Warrants, the exercise price of the Dolphin Placement Warrants is to be adjusted downward to 120% of the lower price, and the number of shares underlying the Dolphin Placement Warrants is to be adjusted upward by multiplying the number of shares underlying the Dolphin Placement Warrants prior to the adjustment by the exercise price of the Dolphin Placement Warrants prior to the adjustment, and then dividing that product by the exercise price that results from the adjustment. The Dolphin Placement Warrants had previously been adjusted based upon earlier issuance of securities at offering or exercise prices that were below the exercise price of the Dolphin Placement Warrants. As a result of the Dilutive Issuance (see Note 3), the exercise price of the Dolphin Placement Warrants was adjusted downward to $0.12 per share and the aggregate number of shares of common stock underlying the Dolphin Placement Warrants increased from 1,151,316 to 2,333,333 shares. The Company determined the incremental fair value of the repriced Dolphin Placement Warrants attributable to the Dilutive Issuance to be $83,299 based on a Black Scholes valuation model and, accordingly, capitalized the additional valuation as deferred debt offering costs as of the date of repricing. That additional deferred cost is recognized as additional interest expense over the remaining life of the reinvested Dolphin Debenture, of which the Company amortized $7,809 to interest expense during the nine months ended September 30, 2002.

         Prior to the reinvestment of the Dolphin Debenture that occurred in April 2002 (see Note 3), the Company entered into a note modification agreement with Dolphin effective as of June 29, 2001. Under the agreement, Dolphin waived any default by the Company under the Dolphin Debenture that had or may have occurred through September 30, 2001. In addition, interest rates and payment

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

dates on the Dolphin Debenture and the two outstanding notes due to Dolphin were revised. Effective July 1, 2001, the interest rate of the Dolphin Debenture increased to 10% per annum, and the payment dates changed from semi-annual payments of interest in arrears on January 2 and July 2 of each year to quarterly payments in arrears on March 2, June 2, September 2 and December 2 of each year. If the Company failed to make a quarterly interest payment within 15 days after it was due, then the interest rate for that quarterly period was to increase to 15% per annum. The maturity date of a $325,000 note due to Dolphin was extended from April 22, 2001 to July 2, 2002. Also, the interest rate of the $325,000 note increased from 12% to 15% per annum for the period from October 1, 2001 to December 31, 2001, and increased from 15% to 18% per annum commencing on January 1, 2002. Effective July 1, 2001, the interest rate of a $250,000 note due to Dolphin increased from 10% to 15% per annum, and the Company would have been eligible for a waiver of interest that was scheduled to accrue on that note from January 1, 2002 to April 10, 2002 if the Company had prepaid the outstanding principal balance of the note on or before April 1, 2002 after providing advance notice to Dolphin of the Company's intent to prepay the balance.

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

6.5% JUNIOR CONVERTIBLE SUBORDINATED DEBENTURE

         On January 23, 2001, the Company issued a 6.5% Convertible Subordinated Debenture due January 23, 2003 ("6.5% Debenture") in the principal amount of $75,000 to Michael N. Taglich. The 6.5% Debenture was assigned to Tag Kent Partners, a partnership of which Mr. Taglich is the general partner. The 6.5% Debenture bore interest at 6.5% per annum, which interest was payable on a quarterly basis and was to be increased to 15% per annum if the Company failed

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

to make a quarterly interest payment within 15 days after an interest payment due date. At the election of the holder, the 6.5% Debenture was convertible into shares of the Company's common stock. The conversion price initially was $0.68 per share, which conversion price was at a discount to the market price of the Company's common stock on the date of issuance of the 6.5% Debenture. The 6.5% Debenture contained anti-dilution provisions under which the conversion price was to be adjusted upon a stock split, stock dividend, recapitalization or similar transactions, or upon issuance by the Company of common stock or securities convertible into or exchangeable for common stock at a price lower than the conversion price of the 6.5% Debenture. In most cases where the Company issued common stock or securities convertible into or exchangeable for common stock at a price per share that was lower than the conversion price of the 6.5% Debenture, the conversion price of the 6.5% Debenture was to be adjusted downward to the lower price. The Company was entitled to force conversion of the 6.5% Debenture after August 23, 2001 if at the time the Company desired to force conversion, the registration statement covering the shares of common stock underlying the 6.5% Debenture was effective and the average of the closing bid price per share for 20 consecutive trading days ending five days prior to the date of forced conversion was at least $2.00. If there was a change of control of the Company, the holder was entitled to elect to accelerate maturity of the 6.5% Debenture.

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

         The Taglich Warrants contain anti-dilution provisions under which their exercise price and number of underlying shares of common stock are adjusted upon a stock split, stock dividend, recapitalization or similar transaction, or upon issuance by the Company of common stock or securities convertible into or exchangeable for common stock at a price lower than the exercise price of the Taglich Warrants. In cases where the Company issues securities convertible into or exchangeable for common stock at a price per share that is lower than the exercise price of the Taglich Warrants, the exercise price of the Taglich

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

Warrants is to be adjusted downward to 120% of the lower price, and the number of shares underlying the Taglich Warrants is to be adjusted upward by multiplying the number of shares underlying the Taglich Warrants prior to the adjustment by the exercise price of the Taglich Warrants prior to the adjustment, and then dividing that product by the exercise price that results from the adjustment. As a result of the Dilutive Issuance (see Note 3), the exercise price of the Taglich Warrants was adjusted downward to $0.12 per share and the aggregate number of shares of common stock underlying the Taglich Warrants increased from 36,727 to 74,446 shares. The Company ascribed an estimated fair value to this repricing of the Taglich Warrants in the aggregate amount of $2,643 based on a Black Scholes valuation model and, accordingly, capitalized the additional valuation as deferred debt offering costs as the date of repricing. The Company was recognizing the additional deferred cost as additional interest expense over the remaining life of the 6.5% Debenture and amortized $1,268 of the additional deferred cost to interest expense during the three months ended March 31, 2002.

6% CONVERTIBLE SUBORDINATED SECURED PROMISSORY NOTE

         Effective as of April 26, 2002, the Company amended its 6% convertible subordinated secured promissory note due January 25, 2003. The outstanding balance of the note totaled $255,525 at March 31, 2002. The April 26, 2002 amendment provides for the principal of the note to include the sum of the outstanding balance due under the note as of the date of the amendment plus all additional amounts that were due as a result of additional services rendered to the Company by the holder through the date of the amendment. In addition, the amended note provides that on each future addition date, which are May 1, 2002 and the first day of each subsequent month before the note is paid in full, any and all amounts of fees and costs that become due from the Company to the holder in connection with the holder's provision of services to the Company during the month preceding the future addition date will be added to the principal sum of the note unless the holder elects not to make the addition. Also, the amendment to the note reduced the interest rate to 3% per annum for interest accruing on or after that date, except that interest will accrue at a rate of 6% per annum during periods when an event of default has occurred and is continuing. In addition, the due date of the note was extended to January 1, 2004, and the monthly principal and interest payment amount was adjusted to be a minimum of $30,000. The Company has agreed to make prepayments of any and all amounts due under the note at the earliest practicable dates. As of September 30, 2002, the principal balance of the note was $606,567.

8% UNSECURED PROMISSORY NOTE

         In 2000, Terry Parker, who was then a director and the President and Chief Executive Officer of the Company, advanced to the Company $150,000. The advance was evidenced by an 8% unsecured promissory note dated as of November 16, 2000. Effective June 30, 2002, the Company and Mr. Parker entered into a note modification agreement. Under the agreement, the maturity date of the note was extended from June 30, 2002 to July 15, 2002, and the dues dates of all remaining payments due or to become due under the note were extended to July 15, 2002. Under the agreement, effective as of July 15, 2002, Mr. Parker surrendered for cancellation the $150,000 note, and the Company paid to Mr. Parker the sum of $7,800 plus interest accrued on the note from July 1, 2002 through July 14, 2002 and issued to Mr. Parker a 7% subordinated unsecured promissory note due January 15, 2004 in the principal amount of $148,200. The note is payable in 18 monthly installments beginning August 15, 2002, with each of the first 17 monthly payments to represent at least $7,800 in principal amount plus accrued interest for the previous month, and the final payment to be in the amount of the unpaid principal balance plus all accrued and unpaid interest and any other amounts payable under the note. The note accrues interest at a rate of 7% per

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

annum, except that if a minimum monthly installment is not paid by its due date, then interest on the unpaid principal portion of the note accrues at a rate of 10% per annum until the installment is paid. The note provides that if at any time three minimum monthly installments remain due and unpaid, then the note immediately becomes due and payable. Also, for so long as the note remains outstanding, the note prohibits the Company from making common stock dividends and repurchases and engaging in recapitalizations involving the payment of cash, notes or other debt instruments in exchange for shares of the Company's common stock.

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

         At September 30, 2002, the Company also was indebted to Ms. Lutz and/or her affiliates under an obligation in the principal amount of $75,000. This $75,000 obligation resulted from a reinvestment in October 2000 of a $75,000 10% subordinated unsecured promissory note that the Company had sold to SMC Group in October 1998. Based on representations made by Ms. Lutz to the Company, the Company previously reported that the October 2000 obligation was an unsecured promissory note that bore interest at the rate of 8% per annum and was due June 30, 2002. However, the Company recently discovered that the obligation was not evidenced by a note. In May 2002, Ms. Lutz resigned from her positions as a director and executive officer of the Company. In June 2002, Ms. Lutz asserted that the October 2000 obligation was fully secured by the Company's assets and was in default. The Company disputes Ms. Lutz's assertion and is in negotiations with Ms. Lutz regarding this matter.

         In March 2001, the Company's board of directors set the compensation for Ms. Lutz's services as Chairman of the Board, President and Chief Executive Officer of the Company. Effective April 1, 2001, Ms. Lutz became entitled to receive a total annual salary of $160,000, which salary was paid through March 31, 2002 at the rate of $10,000 per month, with an additional accrual of $10,000 per quarter that was to be paid by the Company as its financial condition permitted.

         The Company was served with a Notice of Claim and Conference dated July 22, 2002 in the matter of Shala Shashani Lutz vs. Telenetics Corporation, case number 18-50224 BB. The claim alleged non-payment of $40,000 in wages for the period from April 1, 2001 to May 12, 2002. The Company believes the claim actually represented the portion of Ms. Lutz's compensation for services as the Company's President and Chief Executive Officer for the twelve months ended March 31, 2002 that was to be deferred and to be payable to Ms. Lutz only as the Company's financial condition permitted. As of September 30, 2002, the obligation was satisfied in full, and no penalties were assessed.

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

         On October 25, 2002, the Company was served with a new Notice of Claim and Conference in the matter of Shala Shashani Lutz vs. Telenetics Corporation, case number 18-51507 BB. The claim alleges non-payment of $53,333 of severance pay. The Company had not entered into a severance arrangement with Ms. Lutz. Therefore, the Company believes that Ms. Lutz's claim is without merit and intends to vigorously defend it. A conference on this matter is set for November 20, 2002.

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

         During 2001, the Company negotiated with Mr. Armani regarding the execution of a separation agreement and general release. Based on and in reliance on various agreements in principle that the Company believed it had reached with Mr. Armani, the Company continued to make severance payments to Mr. Armani that aggregated $168,000 and continued his medical and other benefits for twenty months. In March 2002, the Company agreed to reduce the outstanding balance of the loans that Mr. Armani made to himself by $72,946 in consideration of Mr. Armani converting the remaining balance of $139,000 into a fully secured note receivable and executing separation documentation described below. The note was to be fully secured by shares of the Company's common stock and to bear interest at 6.75% per annum, with the outstanding principal and accrued interest due March 21, 2004. In anticipation of and with full belief that Mr. Armani would execute the required documentation and provide the required collateral, the Company wrote off the reduction of $72,946 in the year ended December 31, 2001 and reported the note from Mr. Armani as a reduction in shareholders' equity as of December 31, 2001. During this process, Mr. Armani executed a note and a security agreement but did not execute and return all of the separation documentation within the required timeframe. In addition, despite repeated assurances from Mr. Armani to the Company, including a public affirmation at the Company's May 15, 2002 annual shareholders meeting, Mr. Armani failed to provide the Company with the collateral for the note.

         Pursuant to the last agreement in principle that the Company believed it had reached with Mr. Armani, he would have committed to indemnify the Company for any losses the Company incurs as a result of any actions Mr. Armani may have taken outside the course and scope of his employment or his duties as an officer or director and any losses related to any written or oral agreement executed or consented to by Mr. Armani on the Company's behalf and which written or oral agreement had not been authorized or approved by the board of directors, and the Company would have committed to indemnify Mr. Armani for any losses he incurs as a result of his personal guaranty of the lease of the Company's principal offices and would have granted to Mr. Armani common stock purchase options that would vest and become exercisable following Mr. Armani's full repayment of the $139,000 note receivable. In addition, the Company proposed that the agreement would include a release of Mr. Armani from any liability associated with his actions and conduct as an officer and director of the Company that were within the scope of his authority and a release of the Company from any and all claims Mr. Armani may have against the Company prior to entry into the separation agreement and general release.

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

         In connection with the May 15, 2002 annual shareholders meeting, the Company discovered that certificates representing the shares of the Company's common stock that would have served as collateral for the $139,000 note had been transferred out of Mr. Armani's name. In June 2002, Mr. Armani refused to provide shares as collateral for the $139,000 note, or to otherwise secure the note, which made it impossible for the Company to perfect its intended security interest or to otherwise secure the $139,000 note. As a result, the Company notified Mr. Armani that he was in default under the security agreement and that, therefore, he was in default under the note and that the $72,946 reduction in his indebtedness to the Company that was proposed to take effect on the effective date of the separation agreement was void. The Company demanded that Mr. Armani repay in full all of his indebtedness to the Company, in the amount of $222,946 plus accrued interest on the amount covered by the note, on or before June 14, 2002. As of June 30, 2002, Mr. Armani had not repaid his indebtedness to the Company. The Company's management believed that these facts, among others, raised substantial doubt as to Mr. Armani's intention and ability to repay the note, and thus substantial doubt as to the collectability of the note. Consequently, the Company wrote off the remaining $139,000 principal balance of the note in the quarter ended June 30, 2002.

         On August 2, 2002, Mr. Armani filed an action against the Company, Michael Taglich and David Stone. The action relates to the terms and effectiveness of documentation relating to his separation from employment with the Company and also relates to compensation he claims is due for services he allegedly rendered to the Company following his separation (see Note 6). The Company believes Mr. Armani's claims are without merit and is vigorously defending itself and pursuing appropriate counterclaims and remedies available to it under the law to recover the amounts due and owing from Mr. Armani. Any future recoveries of those amounts will not be recognized by the Company unless, and until, the Company fully realizes those recoveries.

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

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

         If a major transaction or triggering event occurs, then the holders of at least two-thirds of the 2000 Series A Preferred Stock then outstanding have the right to require the Company to redeem their shares of 2000 Series A Preferred Stock for cash. The redemption rate is equal to the conversion rate in effect as of the date of determination multiplied by the closing bid price of the Company's common stock on that date. If the Company is required to redeem shares of 2000 Series A Preferred Stock after a triggering event, then the shares must be redeemed at a price per share equal to the greater of $12,500 and the price calculated by applying the redemption rate as of the date immediately preceding the date of the triggering event. Any amount paid over $10,000 per share will be treated as a preferred dividend. Due to the shareholders' right to receive cash upon certain events, the Company has classified the 2000 Series A Preferred Stock as mezzanine equity.

         During the nine months ended September 30, 2002, holders of shares of 2000 Series A Preferred Stock converted 12.21 shares of 2000 Series A Preferred Stock into an aggregate of 602,365 shares of common stock at a conversion price of $0.2027 per common share and 2.88 shares of 2000 Series A Preferred Stock into an aggregate of 550,000 shares of common stock at a conversion price of $0.0523. As of September 30, 2002, 0.19 shares of 2000 Series A Preferred Stock remained outstanding.

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

10.      SUMMARY OF OUTSTANDING WARRANTS

         A summary of the activity of common stock purchase warrants is as follows:

                                                                  Warrant Price
                                           Number of      -----------------------------
                                             Shares         Per Share         Total
                                          -------------   --------------  -------------
Balance outstanding, December 31, 2001       4,118,144    $0.20 - $5.00   $  6,950,103

Warrants issued due to repricing             4,916,271             --               --
Warrants issued in connection with
   convertible debt                          7,940,164    0.44 - 0.53        3,543,755
Warrants issued in connection with
   the Corlund contract amendment              600,000           0.14           84,000
Warrants issued in connection with
   legal settlements                           275,000     .45 - 1.00          178,750
Warrants expired                              (151,864)   1.88 - 3.25         (383,057)
                                          -------------   --------------  -------------

Balance outstanding, September 30, 2002     17,697,715    $0.20 - $5.00   $ 10,373,551
                                          =============   ==============  =============

11.      NEW ACCOUNTING PRONOUNCEMENT

         In April 2002, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 145, "Rescission of FASB Statements No. 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," to update, clarify and simplify existing accounting pronouncements. FASB Statement No. 4, which required all gains and losses from debt extinguishment to be aggregated and, if material, classified as an extraordinary item, net of related tax effect, was rescinded. Consequently, FASB Statement No. 64, which amended FASB Statement No. 4, was rescinded because it no longer was necessary. The Company previously reported a gain on debt extinguishment of $713,279 as an extraordinary gain during the three months ended March 31, 2002. Therefore, the financial statements have been retroactively reclassified to include such amount as a component of operating expense for the nine months ended September 30, 2002.

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

12.      REVENUES BY GEOGRAPHIC LOCATION

         The following sets forth a summary of the Company's revenues attributed to its country of domicile and to all foreign countries in total, and revenues attributable to each individual foreign country from which the Company derived material revenues:

                                          Nine Months Ended   Nine Months Ended
                                          September 30,2002   September 30, 2001
                                          -----------------   ------------------

   United States                          $      6,587,204    $      10,656,781
                                          -----------------   ------------------

   Foreign countries:
      Canada                                     1,087,634            1,071,019
      France                                       869,123              145,351
      All other foreign countries                4,100,649            3,839,036
                                          -----------------   ------------------

   Total Foreign                                 6,057,406            5,055,406
                                          -----------------   ------------------

   Total United States and Foreign        $     12,644,610    $      15,712,187
                                          =================   ==================

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

         The following sets forth a summary of the Company's revenues attributed to the geographic regions by which the Company manages its marketing and sales activity:

                                          Nine Months Ended   Nine Months Ended
                                          September 30,2002   September 30, 2001
                                          -----------------   ------------------

  United States and Canada                $      7,674,838    $      11,727,800
  Western, Central, Eastern Europe,
       Middle East and Africa                    3,519,112            2,830,917
  Asia, Australia, New Zealand
       and India                                 1,201,946              942,013
  Latin and Central America,
      Mexico and the Caribbean                     248,714              211,457
                                          -----------------   ------------------

  Total                                   $     12,644,610    $      15,712,187
                                          =================   ==================

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

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

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

         The cash compensation was to be earned and payable quarterly in arrears unless deferred at the discretion of the Company's President, with the first installment coming due August 15, 2002 to cover the period from May 15, 2002 through August 15, 2002. However, the June 30, 2002 note modification agreement that the Company entered into with Dolphin provides that during the period that a 12% Subordinated Unsecured Promissory Note in the principal amount of $550,000 due to Dolphin on January 15, 2004 is outstanding, the Company may not pay cash compensation other than expense reimbursement to its directors for services rendered on or after May 15, 2002 (see Note 8).

15.      RECEIVABLES DUE FROM BLUE LINE COMMUNICATIONS WAREHOUSE

         Between November 2000 and November 2001, Blue Line Communications Warehouse, Inc., a company of which William C. Kosoff is the sole remaining director and a major shareholder, resold approximately $250,000 of the Company's products. Blue Line ceased operations in December 2001. Mr. Kosoff is a founder and long-time employee of the Company who became a director of the Company on May 15, 2002 after having served as a director and executive officer of the Company during various prior periods. As of September 30, 2002, Blue Line was in the process of accounting for its debts, which included approximately $35,000 due to the Company.

16.      REPRICING OF WARRANTS

         In July 2002, the Company received notices for the conversion of an aggregate of $20,000 of principal amount of 2002 secured convertible promissory notes. The notices were for conversion at the conversion price floor of $0.10 per share and resulted in the Dilutive Issuance (see Note 3). The Dilutive Issuance caused the repricing of placement warrants in connection with various debt offerings. The aggregate value of those repricings amounted to $193,614, which has been capitalized as deferred debt offering costs and is being recognized as additional interest expense over the remaining life of the related debt investments (see Notes 3 and 8).

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

         In September 2002, holders of 2.88 shares of 2000 Series A Preferred Stock converted those shares of preferred stock into an aggregate of 550,000 shares of common stock at a conversion price of $0.0523 (see Note 9). The preferred stock conversion triggered the repricing of warrants issued to investors in the Company's offering of Series A (1999) Convertible Preferred Stock (the "Taglich Investor Warrants") and the repricing of placement agent warrants issued in connection with that offering (the "Taglich Placement Warrants"). The Taglich Investor Warrants and Taglich Placement Warrants had previously been adjusted based upon earlier issuances of securities at offering or exercise prices that were below the exercise prices of the Taglich Investor Warrants and the Taglich Placement Warrants. As a result of the preferred stock conversion, the number of shares of the Company's common stock issuable upon exercise of outstanding Taglich Investor Warrants and Taglich Placement Warrants was increased to an aggregate of 2,902,660 shares, and the exercise price of those warrants was adjusted downward to $0.0523 per share. The Company determined the incremental fair value of the repriced warrants attributable to the preferred stock conversion to be $135,410 based on a Black Scholes valuation model. The Company has recorded this incremental valuation as a dividend attributed to preferred shareholders and has accreted it to retained earnings, which further increased the net loss applicable to common shareholders in the calculation of basic and diluted loss per share for the three and nine months ended September 30, 2002.

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

         During the nine months ended September 30, 2002, our total revenues were $12.6 million, of which $9.7 million or 76.7% was attributable to data transmission and network access products and $2.9 million or 23.3% was attributable to industrial grade modem and wireless products.

         During the nine months ended September 30, 2001, our total revenues were $15.7 million, of which $11.6 million or 74.1% was attributable to data transmission and network access products, of which $2.5 million or 16.0% were non-recurring revenues from Motorola pursuant to our license agreement, $2.6 million or 16.3% was attributable to industrial grade modem and wireless products, and $1.5 million or 9.6% was attributable to our Traffic Management Systems Division.

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

         We derived a significant portion of our revenues during the year ended December 31, 2001 and the nine months ended September 30, 2002 from sales to customers and distributors located outside of the United States. Our foreign sales primarily were in Canada and Europe. We anticipate that foreign sales will account for a major portion of our revenues during 2002 and that sales of our industrial grade modem products and our wireless products will continue to increase as a percentage of our total revenues in the future.

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

         REVENUE RECOGNITION. Our revenue recognition policy is significant because revenue is a key component of our results of operations and because revenue recognition determines the timing of certain expenses, such as commissions and royalties. We derive our revenue primarily from sales of our various products. As described below, significant management judgments and estimates must be made and used in connection with revenue recognized in any accounting period. If our management makes different judgments or uses different estimates, material differences may result in the amount and timing of our revenue for any period. We recognize revenue from the sale of our products when:

         o we have persuasive evidence that an arrangement exists. For all sales, we use a binding purchase order and sales order confirmation as evidence of an arrangement. Sales through certain of our distributors are evidenced by a master agreement governing the relationship, together with binding purchase orders on a transaction by transaction basis;

         o the product is delivered to the customer under the terms of the arrangement and title passes. Passage of title generally occurs when the product is delivered to a common carrier, but in some cases occurs when the customer receives the product;

         o the revenue is fixed and determinable. At the time of the transaction, we assess whether the fee associated with our revenue transactions is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, which are 30 to 75 days from invoice date, then we account for the fee as not being fixed and determinable. In these cases, we recognize revenue as the fees become due; and

         o collection of the resulting receivable is reasonably assured. We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, then we defer the fee and recognize revenue at the time collection becomes reasonably assured, which generally is upon receipt of cash.

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

         As of December 31, 2001 and September 30, 2002, our estimated provisions for future sales returns and other allowances relating to revenue recorded through those dates were $42,700. Total charges to sales returns and other allowances amounted to $173,300 in 2001 and $59,000 in the nine months ended September 30, 2002.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS. Our management estimates the uncollectability of our accounts receivable for losses that may result from the inability of our customers to make required payments. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If our customer's financial condition deteriorates such that it impairs their ability to make payments to us, additional allowances may be required. As of December 31, 2001 and September 30, 2002, our accounts receivable balances were $1.2 million (or $3.3 million including accounts receivable assigned to Corlund Electronics) and $4.1 million, respectively, net of our estimated allowance for doubtful accounts of $309,000. The total provision for doubtful accounts amounted to $93,300 in 2001 and zero dollars in the nine months ended September 30, 2002, excluding the $139,000 provision for related party debt.

         RESERVES FOR OBSOLETE INVENTORY. Our management estimates the degree to which our inventory will become obsolete or unmarketable in the future. Management analyzes current technological changes and advances, economic trends, our customers' expected needs, quantities of inventory on hand, and historical inventory turnover when evaluating inventory for obsolescence or unmarketability. We then write down our inventory by an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. As of December 31, 2001 and September 30, 2002, our inventories totaled $6.5 million and $7.5 million, respectively, net of our estimated provisions for obsolescence and unmarketability write-downs of $400,000. The total expense for scrap and obsolescence amounted to $392,300 in 2001 and $100,000 in the nine months ended September 30, 2002.

         RESERVES FOR WARRANTIES. Our products generally are covered by warranties for periods ranging up to two years. Management must estimate the cost of product warranties and record that cost at the time we recognize revenue. Our warranty reserve represents our best estimate of the amounts necessary to cover the costs of future and existing claims on products sold as of the balance sheet date. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, warranty claim activity, materials usage and service delivery costs incurred in correcting a product failure. With regard to our Sunrise Series(TM) products, our management has relied on the best available information from Motorola and our own historical information gathered during and since the first quarter of 2001 for an analysis of historical returns. Should actual product failure rates, warranty claim activity, material usage or service delivery costs differ from our estimates, revisions to the reserve for warranties would be required, which would result in an adjustment in gross profit. As of December 31, 2001 and September 30, 2002, we estimated the future costs of warranty obligations relating to revenue recognized through those dates to be $37,500.

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

         If we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, then we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. For example, in light of the patent infringement litigation settlement agreement we entered into in September 2001 with Aeris Communications, Inc. and in light of changing business conditions, subsequent to September 30, 2001, we reevaluated the value of the intangible technology asset we acquired through our acquisition of eflex Wireless, Inc. in January 2000. Through that reevaluation, we determined that there no longer existed sufficient evidence to support any carrying value for this asset. Therefore, as of December 31, 2001, we expensed the $2,571,016 capitalized value of this asset and the $31,658 capitalized value of a pending patent related solely to the eflex technology. After accounting for the eflex write-off, we estimated net intangible assets, long-lived assets and related goodwill to be $1.1 million and $947,000 as of December 31, 2001 and September 30, 2002, respectively.

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

         The $4,365,000 of secured convertible promissory notes we issued in January, March and April 2002 were accompanied by investor warrants to purchase up to an aggregate of 7,429,543 shares of common stock at the initial exercise price of $0.44064 per share. Based on a Black Scholes valuation model, we estimated the value of the rights to acquire common stock under the investor warrants to be approximately $1,150,000. Of the notes we issued, $2,137,500 represented new debt and $2,227,500 represented notes issued in exchange for cancellation of existing debt. The impact of the recording of these two groups of notes varied significantly.

         As to the $2,137,500 in new debt, the estimated value of the rights to acquire common stock under the investor warrants was $747,000. Based on governing accounting pronouncements, the transaction included a beneficial conversion feature valued at approximately $908,000. Therefore, the aggregate valuation discount for the value of all rights to acquire our common stock relating to these notes was approximately $1,654,000, which we are charging to interest expense over the term of the notes. As a result, the initial net carrying value of the $2,137,500 of notes representing new debt was approximately $483,000. The valuation discount resulted in an approximate $1,654,000 increase in both the carrying value of our common stock and our total shareholders' equity. During the nine months ended September 30, 2002, we charged approximately $557,126 of the valuation discount to interest expense.

         As to the $2,227,500 of replacement notes issued in exchange for cancellation of existing debt, the estimated value of the rights to acquire common stock under the related investor warrants was $403,000. Based on governing accounting pronouncements, the transaction included a beneficial conversion feature. The original unamortized beneficial conversion feature relating to the cancelled notes exceeded the value of the beneficial conversion feature calculated for the replacement notes. Therefore, we did not record an additional valuation discount for the replacement notes. However, the remaining unamortized balance of the original discount of $384,000 is being charged to interest expense over the term of the replacement notes. Therefore, the aggregate net valuation discount for the value of all rights to acquire our common stock relating to the cancelled and replacement notes was approximately $786,000, and the initial net carrying value of the $2,227,500 of replacement notes was approximately $1,441,000. The valuation discount relating to the investor warrants issued in connection with the replacement notes resulted in an approximate $403,000 increase in both the carrying value of our common stock and our total shareholders' equity. During the nine months ended September 30, 2002, we charged approximately $133,000 of the valuation discount to interest expense.

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

         During the last six months of 2001, we discharged with full recourse under our arrangement with Corlund Electronics approximately $5.3 million of our obligation that resulted from purchases of Sunrise Series(TM) products from Corlund Electronics. During 2002, we granted to Corlund Electronics a continuing security interest in certain of our assets as an inducement to Corlund Electronics to continue this arrangement, including all accounts receivable, inventory, contract rights, investment property, chattel paper and general intangibles in the nature of payment obligations.

         Under our original informal accounts receivable assignment arrangement with Corlund Electronics, upon assignment, the accounts receivable and the corresponding obligation were removed from our balance sheet. However, in August 2002, we entered into a formal amendment to our manufacturing agreement which provides that subject to restrictions or limitations imposed by Corlund Electronics' secured lender, we have the right during the remainder of the term of the manufacturing agreement to pay any invoice remaining unpaid for more than 60 days by assigning to Corlund Electronics our current, collectible accounts receivable, which shall be applied to amounts due to Corlund Electronics upon collection by Corlund Electronics. Based on the terms of the August 2002 amendment, the assigned accounts receivables and the corresponding accounts payable obligations are presented on our balance sheet at their gross amounts until collection of the accounts receivable.

         During the first nine months of 2002, we discharged with full recourse under this arrangement approximately $6.4 million of our obligation. Since September 30, 2002, we have continued to satisfy our obligation for product purchases from Corlund Electronics by further assignments to Corlund Electronics and UPS of certain of our accounts receivable. In August 2002, we amended our agreement with Corlund Electronics to provide that, subject to restrictions or limitations imposed by Corlund Electronics' secured lender, we have the right during the remainder of the term of the Corlund Electronics Agreement to pay any invoice remaining unpaid for more than 60 days by assigning to Corlund

Electronics our current, collectable accounts receivable, which shall be applied to amounts due to Corlund Electronics upon collection by Corlund Electronics. However, we have no formal commitment from UPS to permit Corlund Electronics to continue this arrangement. At December 31, 2001 and September 30, 2002, Corlund Electronics had not collected $2.0 million and $2.2 million, respectively, of accounts receivable that we had assigned to them. Through September 30, 2002, we had repurchased approximately $657,000 of the assigned receivables as a result of customers having paid us on the assigned invoices rather than having paid Corlund Electronics directly. Repurchases of doubtful accounts under the recourse obligation have not been material

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

         The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                            Three Months Ended September 30,
                                                                2002                  2001
                                                          ------------         -------------
Net sales.......................................               100.0 %               100.0 %
Cost of sales...................................               (73.6)                (68.4)
                                                          ------------         -------------

Gross profit....................................                26.4                  31.6
Operating expenses:
     Selling, general and administrative........               (23.6)                (20.2)
     Engineering and product development........                (7.7)                 (7.1)
     Gain on debt extinguishment................                 9.0                   3.0
                                                          ------------         -------------

Income from operations..........................                 4.2                   7.3

Interest expense................................               (10.3)                 (6.8)
Loss on sale of assets..........................                  --                  (4.3)
Income taxes....................................                  --                    --
                                                          ------------         -------------

Net loss........................................                (6.2)%                (3.8)%
                                                          ============         =============

         NET SALES. Net sales for the three months ended September 30, 2002 were $4.5 million as compared to $6.6 million for the three months ended September 30, 2001, a decrease of $2.1 million or 31.7% The decrease in net sales primarily was a result of decreased sales of our Sunrise Series(TM) products under the license we obtained from Motorola in December 2000. Sales of our Sunrise Series(TM) products totaled $3.7 million during the three months ended September 30, 2002 as compared to $5.0 million during the three months ended September 30, 2001, a decrease of $1.3 million. Approximately $439,000 of the decrease in sales of our Sunrise Series(TM) products was due to our completion during the third quarter of 2001 of required pass-through sales to Motorola's Multiservice Networking Division. Although those pass-through sales represented a substantial dollar amount during the three months ended September 30, 2001, those sales were made under our license agreement with Motorola at reduced gross margins. In addition to the decrease in net sales due to completion of the pass-through sales, we experienced an $197,000 reduction in sales from our Traffic Management Systems Division, the assets of which we divested in August 2001.

         COST OF SALES. Cost of sales for the three months ended September 30, 2002 was $3.3 million as compared to $4.5 million for the three months ended September 30, 2001, a decrease of $1.2 million or 26.5%. Cost of sales increased as a percentage of sales from 68.4% for the three months ended September 30, 2001 to 73.6% for the three months ended September 30, 2002. The decrease in dollar amount of cost of sales was due to a combination of a reduction in overhead costs and our completion of required pass-through sales to Motorola's Multiservice Networking Division. During the three months ended September 30, 2001, manufacturing overhead was $440,000, which represented 9.8% of our total revenue. During the three months ended September 30, 2001, manufacturing overhead was $579,000, which represented 8.1% of our total revenue and 9.2% of our total revenue exclusive of revenue of our Traffic Management Systems Division.

         GROSS PROFIT. Gross profit decreased by $895,000 or 42.9% to $1.2 million for the three months ended September 30, 2002 as compared to $2.1 million for the three months ended September 30, 2001. Gross profit decreased as a percentage of net sales to 26.4% for the three months ended September 30, 2002 as compared to 31.6% for the three months ended September 30, 2001. The decrease in gross profit as a percentage of net sales primarily was due to the change in product mix and the absence during the current period of high gross margin sales by our divested Traffic Management Systems Division. Our divested Traffic Management Systems Division recorded gross profit of $92,000, or 46.9% of its net sales, during the three months ended September 30, 2001.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $270,000 or 20.2% to $1.1 million for the three months ended September 30, 2002 as compared to $1.3 million for the three months ended September 30, 2001, and increased as a percentage of net sales to 23.6% for the three months ended September 30, 2002 from 20.2% for the three months ended September 30, 2001. The decrease in the dollar amount of these expenses resulted primarily from the absence during the current year period of $168,000 of expenses from our Traffic Management Systems Division and a $59,000 decrease in non-cash expense related to consulting services, a $61,000 decrease in expenses of shareholder communications and relations and a $33,000 decrease in salaries and wages and related costs.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses decreased by $122,000 or 26.0% to $346,000 during the three months ended September 30, 2002 from $467,000 during the three months ended September 30, 2001, and increased as a percentage of sales from 7.1% during the three months ended September 30, 2001 to 7.7% during the three months ended September 30, 2002. A $33,000 decrease in consulting and professional service expenses, a $37,000 decrease in salaries and wages and the absence during the current year period of $19,000 of engineering expenses from our divested Traffic Management Systems Division also contributed to the decrease in expenses. Engineering and product development expenses during the three month periods ended September 30, 2002 and September 30, 2001 included $131,000 in amortization for deferred compensation arrangements in connection with our acquisition of eflex.

         GAIN ON DEBT EXTINGUISHMENT. Gain on debt extinguishment increased by $210,000 to $408,000 for the three months ended September 30, 2002 as compared to $198,000 for the three months ended September 30, 2001 primarily due to the Motorola settlement.

         INCOME FROM OPERATIONS. Income from operations decreased by $293,000 to $187,000 for the three months ended September 30, 2002 from $481,000 for the three months ended September 30, 2001. Income from operations decreased as a percentage of net sales from 7.3% for the three months ended September 30, 2001 to 4.2% for the three months ended September 30, 2002. The decrease in operating profit and operating margin was due to the decreases in revenues and gross profit, which partially were offset by decreases in operating expenses described above.

         INTEREST EXPENSE. Interest expense during the three months ended September 30, 2002 increased by $15,000 or 3.3% to $465,000 or 10.3% of net sales, from $450,000 or 6.8% of net sales during the three months ended September 30, 2001. The increase in interest expense primarily was attributable to an increase in non-cash interest expense related to the amortization of the beneficial value ascribed to investor warrants associated with the 2002 convertible notes.

         LOSS ON SALE OF ASSETS. Effective August 31, 2001, we sold substantially all of the assets of our Traffic Management Systems Division to Franklin Ribelin. Mr. Ribelin paid the $700,000 purchase price by assuming selected liabilities of the division. The loss for the quarter ended September 30, 2001 on the sale of the division was $282,000. There was no loss on sale of assets during the three months ended September 30, 2002.

         INCOME TAXES. Income taxes were nominal in both respective periods because we are in a loss carryforward position for federal income tax purposes. At September 30, 2002, the components of our deferred tax assets and liabilities were comprised primarily of the future tax benefit of our net operating loss carryforwards of approximately $6,370,000. The use of the net operating loss carryforwards could be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of our continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of deferred tax assets is not more likely than not. Accordingly, we recorded valuation allowances equal to the net deferred tax asset amounts as of September 30, 2002 and 2001.

         NET LOSS. Net loss for the three months ended September 30, 2002 increased in dollar terms by $26,000 to $278,000 as compared to a net loss of $252,000 for the three months ended September 30, 2001. Net loss increased as a percentage of net sales from 3.8% of net sales for the three months ended September 30, 2001 to 6.2% of net sales for the three months ended September 30, 2002. The increase in the dollar amount of net loss primarily was due to the $895,000 decrease in gross profit and the $15,000 increase in interest expense, which were offset by the $270,000 decrease in selling, general and administrative expenses, the $122,000 decrease in engineering and product development expenses related to our eflex technology, and the $210,000 increase in gain on debt extinguishment.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

         The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                            Nine Months Ended September 30,
                                                                2002                2001
                                                          ------------         ------------
Net sales.......................................               100.0 %              100.0 %
Cost of sales...................................               (70.5)               (73.9)
                                                          ------------         ------------

Gross profit....................................                29.5                 26.1
Operating expenses:
     Selling, general and administrative........               (27.0)               (34.7)
     Engineering and product development........                (9.4)                (9.4)
     Gain on debt extinguishment................                 9.2                  1.6
                                                          ------------         ------------

Income (loss) from operations...................                 2.3                (16.3)

Interest expense................................               (12.0)                (8.3)
Gain (loss) on sale of assets...................                 0.3                  1.8
Income taxes....................................                  --                   --
                                                          ------------         ------------

Net loss........................................                (9.4)%              (26.5)%
                                                          ============         ============

         NET SALES. Net sales for the nine months ended September 30, 2002 were $12.6 million as compared to $15.7 million for the nine months ended September 30, 2001, a decrease of $3.1 or 19.5% The decrease in net sales primarily was a result of the absence during the current year period of $1.5 million in sales from our Traffic Management Systems Division, the assets of which we divested in August 2001, and $2.5 million in non-recurring revenue from Motorola in connection with our license agreement. Exclusive of the sales to Motorola, sales of our Sunrise Series(TM) products totaled $9.0 million during the nine months ended September 30, 2002 as compared to $8.1 million during the nine months ended September 30, 2001, an increase of $918,000.

         COST OF SALES. Cost of sales for the nine months ended September 30, 2002 was $8.9 million as compared to $11.6 million for the nine months ended June 30, 2001, a decrease of $2.7 million or 23.2% Cost of sales decreased as a percentage of sales from 73.9% for the nine months ended September 30, 2001 to 70.5% for the nine months ended September 30, 2002. The decrease in cost of sales resulted primarily from the absence during the current year period of $2.3 million in the cost of Sunrise Series(TM) products sold to Motorola during 2001 at contracted low gross margins and the absence during the current year period of $781,000 in the cost of sales from our divested Traffic Management Systems Division. During the nine months ended September 30, 2002, manufacturing overhead was $1.3 million, which represented 10.6% of our total revenue. During the nine months ended September 30, 2001, manufacturing overhead was $1.4 million, which represented 8.8% of our total revenue and 9.7% of our total revenue exclusive of revenue of our Traffic Management Systems Division.

         GROSS PROFIT. Gross profit decreased by $379,000 or 9.2% to $3.7 million for the nine months ended September 30, 2002 as compared to $4.1 for the nine months ended September 30, 2001. Gross profit increased as a percentage of net sales to 29.5% for the nine months ended September 30, 2002 as compared to 26.1% for the nine months ended September 30, 2001. The increase in gross profit as a percentage of net sales was due to a change in customer mix that resulted primarily from our fulfillment of our obligation to sell Sunrise Series(TM) products to Motorola at contracted low gross margins. This improvement partially was offset by the absence during the current year period of gross profit and gross margin from our divested Traffic Management Systems Division. Our divested Traffic Management Systems Division recorded gross profit of $735,000, or 48.5% of its net sales, during the nine months ended September 30, 2001.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $2.0 million or 37.3% to $3.4 million for the nine months ended September 30, 2002 as compared to $5.5 million for the nine months ended September 30, 2001, and decreased as a percentage of net sales to 27.0% for the nine months ended September 30, 2002 from 34.7% for the nine months ended September 30, 2001. The decrease in selling, general and administrative expenses for the nine months ended September 30, 2002 resulted from a $345,000 decrease in salaries and wages and related costs, a $181,000 decrease in non-cash expenses related to consulting services, a $140,000 decrease in legal and accounting professional fees, and a $127,000 decrease in travel and entertainment expense, which partially were offset by the $139,000 provision for amounts due from Michael Armani, a former director and former executive officer of Telenetics, because substantial doubt has arisen as to Mr. Armani's intention and ability to repay the amounts he owes us. The decrease in selling, general and administrative expenses during the nine months ended September 30, 2002 also resulted from the absence during the current year period of $110,000 for the valuation of warrants in connection with debt termination, $906,000 of expenses from our divested Traffic Management Systems Division, and $444,000 of start-up costs associated with our Sunrise Series(TM) product line that we incurred during the nine months ended September 30, 2001.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses decreased by $294,000 or 19.9% to $1.2 million during the nine months ended September 30, 2002 from $1.5 million during the nine months ended September 30, 2001, and remained consistent as a percentage of sales at 9.4% during the nine months ended September 30, 2001 and 2002. This decrease in engineering and product development expenses primarily was due to a $79,000 decrease in expenses associated with our Wireless Data Networking Division. This decrease occurred primarily because we were unable to pursue the commercialization of the eflex technology due to patent infringement actions filed against us by Aeris Communications, Inc. A $224,000 decrease in consulting and professional service expenses and the absence of $78,000 of engineering expenses from our divested Traffic Management Systems Division also contributed to the decrease in expenses. These decreases partially were offset by the charging of all of our $1.2 million of engineering and product development expenses to engineering and product development during the nine months ended September 30, 2002, as compared to the charging of $158,000 of our of engineering and product development expenses to start-up costs during the nine months ended September 30, 2001. During the nine months ended September 30, 2001, engineering personnel spent significant time supporting the manufacturing start-up of the Sunrise Series(TM) product line, which resulted in approximately $158,000 being charged to selling, general and administrative expenses for that period. Engineering and product development expense during the nine month periods ended September 30, 2002 and September 30, 2001 included $392,000 in amortization for deferred compensation arrangements in connection with our acquisition of eflex.

         GAIN ON DEBT EXTINGUISHMENT. Gain on debt extinguishment increased by $906,000 to $1.2 million for the nine months ended September 30, 2002 as compared to $256,000 for the nine months ended September 30, 2001. Gain on debt extinguishment increased primarily as a result of the settlement in January 2002 of an account payable of approximately $974,000 for $150,000, which resulted in a gain of $695,000, net of commission.

         INCOME (LOSS) FROM OPERATIONS. Income from operations increased by $2.9 million to $290,000 income, or 2.3% of net sales, for the nine months ended September 30, 2002 from a $2.6 million loss, or 16.3% of net sales, for the nine months ended September 30, 2001. The increase in operating profit and operating margin was due to the above-described increases in gross profit and decreases in operating expenses, including the $906,000 gain on debt extinguishment.

         INTEREST EXPENSE. Interest expense during the nine months ended September 30, 2002 increased by $207,000 or 15.9% to $1.5 million or 12.0% of net sales, from $1.3 million or 8.3% of net sales during the nine months ended September 30, 2001. The increase in interest expense primarily was attributable to an increase in non-cash interest expense related to the amortization of the beneficial value ascribed to conversion rights and investor warrants and to the offering costs associated with $4,365,000 of convertible notes we issued during January, March and April 2002.

         GAIN (LOSS) ON SALE OF ASSETS. In April 2002, we realized a gain of $35,000 on the sale of certain test equipment. Effective August 31, 2001, we sold substantially all of the assets of our Traffic Management Systems Division to Franklin Ribelin. Mr. Ribelin paid the $700,000 purchase price by assuming selected liabilities of the division. The loss for the quarter ended September 30, 2001 on the sale of the division was $282,000.

         INCOME TAXES. Income taxes were nominal in both respective periods because we are in a loss carryforward position for federal income tax purposes. At September 30, 2002, the components of our deferred tax assets and liabilities were comprised primarily of the future tax benefit of our net operating loss carryforwards of approximately $6,370,000. The use of the net operating loss carryforwards could be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of our continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of deferred tax assets is not more likely than not. Accordingly, we recorded valuation allowances equal to the net deferred tax asset amounts as of September 30, 2002 and 2001.

         NET LOSS. Net loss for the nine months ended September 30, 2002 decreased by $3.0 million to $1.2 million as compared to a net loss of $4.2 million or 26.5% of net sales for the nine months ended September 30, 2001. The decrease in net loss primarily was due to the $2.0 million decrease in selling, general and administrative expenses, the $294,000 decrease in engineering and product development expenses related to our eflex technology and the $906,000 increase in gain on debt extinguishment, which partially were offset by the $379,000 decrease in gross profit and the $207,000 increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

         During 2001 and the nine months ended September 30, 2002, we financed our operations and capital expenditures primarily through product sales, through private placements of convertible debt, through the assignment, with full recourse, of certain accounts receivable, and through modifications and conversions of outstanding notes into shares of common stock. Some of the modifications and conversions involved the issuance of common stock purchase warrants.

         During the quarter ended September 30, 2001, our revolving line of credit was terminated. For a substantial portion of the nine months then ended, we had little or no effective availability under that line. This situation adversely impacted our operations. In the absence of a viable credit facility, during the last six months of 2001, we discharged approximately $5.3 million of the obligations we incurred in connection with our acquisition of finished goods inventory of our Sunrise Series(TM) products from Corlund Electronics by assigning, with full recourse, certain of our accounts receivable to Corlund Electronics and UPS. Under this arrangement Corlund Electronics gave us immediate credit for the assigned receivables against amounts owed for product purchases the same as if the payment had been made in cash, and in turn Corlund Electronics pledged those accounts as security for loans from its senior lender. After the assignment, we continue to be responsible for serving the accounts, and we participate in the collection activity relating to the assigned receivables. This arrangement is designed to facilitate the continued acquisition of product from Corlund Electronics and to serve as an additional source of liquidity in the absence of a traditional credit facility with a financial institution.

         During the last six months of 2001, we discharged with full recourse under our arrangement with Corlund Electronics approximately $5.3 million of our obligation that resulted from purchases of Sunrise Series(TM) products from Corlund Electronics. During 2002, we granted to Corlund Electronics a continuing security interest in certain of our assets as an inducement to Corlund Electronics to continue this arrangement, including all accounts receivable, inventory, contract rights, instruments, investment property, chattel paper and general intangibles in the nature of payment obligations. Under the informal arrangement we decreased the accounts receivable reported in our consolidated balance sheet as of December 31, 2001 for those accounts that were assigned to Corlund Electronics to discharge our obligation from the purchase of product, and similarly decreased the accounts payable due to Corlund Electronics for those purchases.

         In August 2002, we entered into an amendment to our manufacturing agreement which provides that subject to restrictions or limitations imposed by Corlund Electronics' secured lender, we have the right during the remainder of the term of the manufacturing agreement to pay any invoice remaining unpaid for more than 60 days by assigning to Corlund Electronics our current, collectable accounts receivable, which shall be applied to amounts due to Corlund Electronics upon collection by Corlund Electronics. Based on the terms of the August 2002 amendment, the assigned accounts receivables and the corresponding accounts payable obligations are presented on our balance sheet at their gross amounts until collection of the accounts receivable.

         During the first nine months of 2002, we discharged with full recourse under this arrangement approximately $6.4 million of our obligation. Since September 30, 2002, we have continued to satisfy our obligation for product purchases from Corlund Electronics by further assignments to Corlund Electronics and UPS of certain of our accounts receivable. However, we have no formal commitment from UPS to permit Corlund Electronics to continue this arrangement. At December 31, 2001 and September 30, 2002, Corlund Electronics had not collected $2.0 million and $2.2 million, respectively, of accounts receivable that we had assigned to them. Through September 30, 2002, the Company had repurchased approximately $657,000 of the assigned receivables primarily as a result of customers having paid us on assigned invoices rather than having paid Corlund Electronics directly. Repurchases of doubtful accounts under the recourse obligation have not been material.

         On August 30, 2002, we executed a repayment agreement in the principal amount of $1.2 million. This obligation bears interest at the rate of 9.0% per annum and is repayable in thirteen installments, with the first installment of $60,000 due on November 30, 2002 and the remaining balance of principal and interest due in twelve equal monthly installments on the last day of each calendar month beginning February 28, 2003. Corlund Electronics is to apply amounts paid under this obligation against accounts receivable due to Corlund Electronics from us pursuant to our manufacturing agreement with Corlund Electronics.

         As of September 30, 2002, we had working capital of $1.8 million, which reflected a $3.0 million improvement from our $1.2 working capital deficiency at September 30, 2001. As of September 30, 2002, we also had an accumulated deficit of $36.1 million, a net bank overdraft of $354,000 and $4.1 million in net accounts receivable. In addition, at that date we had promissory notes in the aggregate amount of $7.3 million (stated net of unamortized valuation discounts of $2.5 million), of which $383,000 was due to related parties.

         Net cash used in our operating activities amounted to $1.3 million during the nine months ended September 30, 2002, which was a decrease of $122,000 from the $1.4 million that we used during the six months ended June 30, 2002. This primarily was attributable to changes in assets and liabilities, which was a function of an increase in accounts receivable of $738,000 offset by an increase in accounts payable of $474,000. Net cash used in our operating activities reflected a $1.2 million gain on debt extinguishment, of which we reclassified $713,000 as a component of operating expenses based on an April 2002 accounting pronouncement. We previously reported the $713,000 gain on debt extinguishment as an extraordinary gain during the three months ended March 31, 2002. Net cash used in our operating activities also reflected a provision for $139,000 due from Michael A. Armani, a former director and executive officer, because substantial doubt has arisen as to Mr. Armani's intention and ability to repay the amounts he owes us in connection with advances of our funds that he made to himself while he was a director and executive officer of Telenetics.

         During 2001, while we were establishing the capacity to manufacture Sunrise Series(TM) products and administer customers' orders and were establishing our marketing network, we experienced a build-up of finished goods inventory of Sunrise Series(TM) products for which there were no then existing orders. We also experienced an increase in the time our customers took to pay our accounts receivable and a corresponding decrease in our accounts receivable turnover, which resulted in a greater than anticipated use of operating cash flows. During the nine months ended September 30, 2002, we experienced an additional build-up of such inventory to approximately $1,725,000 due principally to timing and forecasting differences. While we made significant progress in stabilizing our product distribution during the fourth quarter of 2001 and during the first three quarters of 2002, this additional build-up resulted in a greater use of operating cash flows. We anticipate that during the fourth quarter of 2002, built-up inventories will decrease and our inventory turnover and accounts receivable turnover will increase.

         As of November 7, 2002, we had $2.5 million in backlog orders for our products. These orders were due in large part to our Sunrise Series(TM) products. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. The typical duration from receipt of a purchase order or other purchase commitment to shipment of the products ordered to the customer ranges from three to ten weeks depending upon the product mix and the size of the order. However, we cannot assure you that we will be successful in fulfilling such orders and commitments in a timely fashion or that we ultimately will recognize as revenue the amounts reflected as backlog.

         Our backlog as of November 7, 2002 represented approximately seven weeks of sales volume. Our backlog as of that date and for the year ended December 31, 2001 was significantly less than our backlog during the first half of the year 2001. The backlog for the first half of the year 2001 included a substantial amount of pent-up backlog of Sunrise Series(TM) products that resulted from the acquisition of those product lines, including substantially all required pass-through sales to Motorola's Multiservice Networking Division. The subsequent reduction in backlog primarily is due to improvements in our ability to ship Sunrise Series(TM) products to our customers and the completion of $2.6 million in required pass-through sales to Motorola's Multiservice Networking Division. We anticipate that the backlog of orders for products during the remaining quarter of 2002 will be consistent with approximately seven weeks of sales volume, subject to possible seasonal fluctuations and our ability to identify and obtain sufficient sources of working capital.

         Net cash used in our investing activities amounted to $10,700 during the nine months ended September 30, 2002. This was attributable to our acquisition of delivery equipment.

         Net cash provided by financing activities amounted to $1.3 million during the nine months ended September 30, 2002. This primarily was attributable to $1,885,000 of proceeds from convertible promissory notes and $300,000 from a bridge loan, which were offset by net repayments of debt in the aggregate amount of $899,000 and a $8,000 reduction in our bank overdraft. We used the cash proceeds from the convertible promissory notes to repay the $300,000 bridge loan that we obtained from one of the 2002 note investors in January 2002 and for working capital purposes, including a pay down of accounts payable and accrued expenses and the pay off of a mature $100,000 note payable.

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

         The 2002 notes initially bear interest at 6% per annum. If the market price, which is the average of the three lowest volume weighted average prices of our common stock during the preceding 25 trading days immediately prior to conversion of a note, is below the conversion price floor, which is $0.10, then the interest rate on the 2002 notes will increase to 16% per annum until the market price exceeds the conversion price floor by 20% for 20 consecutive trading days. The effect of this provision has been waived through November 30, 2002 by holders of substantially all of the principal amount of 2002 notes. The principal balances of the 2002 notes are convertible into common stock at any time or from time to time at the option of the holders. At September 30, 2002, the 2002 notes were convertible into shares of common stock at a price equal to 85% of the market price, subject to a $0.44064 ceiling and a $0.10 floor. During July 2002, an aggregate of $20,000 in principal amount of 2002 notes was converted into common stock at the $0.10 floor. To the extent the principal amounts of the 2002 notes are converted into shares of common stock, we will not have to repay those principal amounts.

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

         In addition to the above-described replacements of outstanding debt, effective April 26, 2002, we amended the terms of a convertible subordinated promissory note that is payable to our legal counsel in consideration for services rendered to us. Since its issuance in June 2001, the note has been convertible into shares of our common stock at the option of the holder at a rate of $1.50 per share and has been secured by substantially all of our assets. As amended, the principal of the note includes the sum of the outstanding balance due under the note as of the date of the amendment plus all additional amounts that were due as a result of additional services rendered to us by the holder through the date of the amendment. In addition, the note as amended provides that on each future addition date, which are May 1, 2002 and the first day of each subsequent month before the note is paid in full, any and all amounts of fees and costs that become due from us to the holder in connection with the holder's provision of services to us during the month preceding the future addition date will be added to the principal sum of the note unless the holder elects not to make the addition. The amendment to the note reduced the interest rate of the note from 6% per annum to 3% per annum during periods in which the note is not in default, and extended the due date of the note from January 25, 2003 to January 1, 2004. Monthly principal and interest payments due under the note were increased from $26,261 to a minimum of $30,000. We have agreed to make prepayments of any and all amounts due under the note at the earliest practicable dates. As of September 30, 2002, the principal balance of the note was $606,567.

         In addition to the above-described modifications and replacements of outstanding term indebtedness, during the nine months ended September 30, 2002, we renegotiated with key suppliers and trade payable debtors in order to extend the payment terms for over $500,000 in overdue balances.

         The following table outlines payments due under our significant contractual obligations over the next five years, exclusive of interest:


                                                   Payments Due By Period
     Contractual            ------------------------------------------------------------------
  Obligations At                          Less than 1      1 - 3         4 - 5        After 5
September 30, 2002             Total         year          Years         Years         Years
------------------          -----------   -----------   -----------   -----------   -----------
Long-Term Debt              $ 7,398,780   $ 2,166,034   $ 5,232,746   $        --   $       --

Capital Lease Obligations        39,606        21,930        14,979         2,697           --

Operating Leases                812,695       307,697       504,998            --           --

Unconditional Purchase
    Obligations               1,756,237     1,756,237            --            --           --
                            -----------   -----------   -----------   -----------   -----------

Total Contractual Cash
    Obligations             $10,007,318   $ 4,251,898   $ 5,752,723   $     2,697   $       --
                            ===========   ===========   ===========   ===========   ===========

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

         We believe that our continued operations could be dependent on securing a traditional credit facility with a financial institution and that there is a substantial likelihood that additional sources of liquidity through debt and/or equity financing will be required to fund our plans to exploit the license we obtained from Motorola relating to our Sunrise Series(TM) products and to fund other plans for future growth. We believe that securing a traditional credit facility with a financial institution would help us continue to increase our gross margin on our Sunrise Series(TM) products by enabling us to more efficiently manage our transactions with our suppliers. However, we currently do not have any commitments for additional financing other than our accounts receivable assignment arrangement with Corlund Electronics.

         The absence of a traditional credit facility with a financial institution could continue to adversely impact our operations. If for any reason Corlund Electronics and/or UPS Capital Corporation do not continue the arrangement of accepting the assignment of our accounts receivable in satisfaction of our obligations to Corlund Electronics, our operations would be adversely impacted. We cannot assure you that we will be able to continue operations if we are unable to obtain a traditional credit facility with a financial institution or other alternative financing.

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

         We have taken actions in an effort to become profitable and improve cash flow from operations in the future, and to attract new financing sources. Since the change in management in May 2002, we have announced six new products to round out our line of commercial and industrial modems in the low to mid price range. Initial shipments of some of these products commenced in November 2002, and we expect to be shipping all of these products by the end of the first quarter of 2003. We are also in the final stages of development of a DS-3 model to round out the features capability of our microwave product line. We expect this product to be introduced by the end of 2002. In addition we plan to enter the computer network market by introducing new Ethernet products in the first quarter of 2003. All of these products will be marketed through our existing distribution channels. We have also taken action to expand our distribution channels into China. While there can be no assurance of the success of these actions, we expect that they will provide new revenue opportunities commencing during the fourth quarter of 2002 and increasing during 2003. We anticipate that the incremental operating expenses, other than cost of goods sold, will represent only a small portion of the amount incremental sales from these new revenue opportunities.

         In addition, since May 2002, we have taken action to reduce our salary and wage expenses and other operating costs, which has had a positive effect on our cash flow. During the three months ended September 30, 2002, we decreased the year-to-date cash used in operations by $122,000. We have also commenced actions to restructure our debt obligations. In that regard, through September 30, 2002, we have entered into modification agreements with $2.9 million of our term debt, which modification agreements include extensions. We are also presently in negotiation for the modification of an additional $325,000 of our term debt. In addition, we expect to be able to negotiate modifications of an additional $250,000 of our term debt due in January 2003. Through September 30, 2002, we have negotiated settlements of $2.0 million of our trade accounts payable ($1.6 million in the nine months ended September 30, 2002) resulting in net discounts of $1.5 million ($1.2 million in the nine months ended September 30, 2002), negotiated term payment arrangements with $1.1 million of our trade accounts payable ($843,000 in the nine months ended September 30, 2002). We also reached a settlement with Motorola in October 2002. The results of the settlement were included in the settlement of trade accounts payable and related discounts described in this paragraph for the nine months ended September 30, 2002. We expect these actions to improve our ability to attract a senior lender. We have also entered into negotiations with holders of our 2002 secured convertible promissory notes to modify that arrangement in order to make us more attractive to equity investors. While there can be no assurance of the success of these actions, we expect that they will improve our ability to secure needed financing.

         We believe it is likely that these plans can be effectively implemented resulting in increased revenue, reduced cost structures and improved operating efficiencies. If we successfully implement these plans, we believe will be able to satisfy the cash requirements needed to support our operations through 2003. However, there can be no assurance that we will be successful in the implementation of our plans.

EFFECT OF INFLATION

         We believe that inflation has not had a material effect on our net sales or profitability in recent years.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENT

         In April 2002, the Financial Accounting Standards Board, or the FASB, issued FASB Statement No. 145, "Rescission of FASB Statements No. 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," to update, clarify and simplify existing accounting pronouncements. FASB Statement No. 4, which required all gains and losses from debt extinguishment to be aggregated and, if material, classified as an extraordinary item, net of related tax effect, was rescinded. Consequently, FASB Statement No. 64, which amended FASB Statement No. 4, was rescinded because it no longer was necessary. We reported gains from debt extinguishment of $713,279 as an extraordinary item during the three months ended March 31, 2002. We reclassified that amount as a component of operating expense at June 30, 2002.

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

         For the nine months ended September 30, 2002, we reported a net loss of $1.2 million. Our accumulated deficit through September 30, 2002 was $36.1 million, and as of that date we had a total shareholders' equity of $901,000, and working capital of $1.8 million. We expect that our losses may continue further into the future. We cannot assure you that we will attain profitable operations in the future.

         Our recurring losses from operations and our accumulated deficit and working capital deficiencies at December 31, 2001, among other factors, raised substantial doubt about our ability to continue as a going concern and led our independent certified public accountants to modify their unqualified opinion contained in our consolidated financial statements as of and for the years ended December 31, 2001 and 2000 to include an explanatory paragraph related to our ability to continue as a going concern. Reports of independent auditors questioning a company's ability to continue as a going concern generally are viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing to the extent needed for our continued operations or for planned expansion, particularly if we are unable to attain and maintain profitable operations in the future. Consequently, future losses may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. We urge potential investors to review the report of our independent certified public accountants and our consolidated financial statements before making a decision to invest in Telenetics.

     DIFFICULTIES BEING EXPERIENCED BY CORLUND ELECTRONICS, THE CONTRACT MANUFACTURER OF A MAJORITY OF OUR SUNRISE SERIES(TM) PRODUCTS, AND BY US MAY RESULT IN OUR INABILITY TO CONTINUE THIS MANUFACTURING ARRANGEMENT, WHICH WOULD ADVERSELY IMPACT OUR OPERATIONS.

         We contract with Corlund Electronics to perform component purchasing, full product assembly, testing and preparation for shipment for the majority of our Sunrise Series(TM) products. The contract has an initial term of three yearS, expiring December 29, 2003, with three automatic one-year renewals unless Corlund Electronics provides written notice of termination to us at least 180 days prior to the expiration of the then current term or unless we provide written notice of termination to Corlund Electronics at least 180 days prior to the expiration of the second one-year renewal and we meet certain other criteria regarding currentness of our payments to Corlund Electronics. We have agreed to purchase from Corlund Electronics a minimum of $900,000 of products per month during the remaining term of the contract.

         Corlund Electronics has experienced significant difficulties in producing our Sunrise Series(TM) products in a timeLy fashion due to what we believe to be problems in assimilating the production of those products and difficulties in sourcing parts. Although Corlund Electronics has been working to resolve these difficulties, we cannot assure you that Corlund Electronics will successfully resolve and/or prevent recurrence of these difficulties and be able to produce our Sunrise Series(TM) products in a timely fashion, or at all.

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

         We continue to experience problems associated with undercapitalization and engineering and production delays, including the inability to ship products in a timely fashion. To help minimize these problems, we have entered into agreements with third-party contract manufacturers for some component and circuit board assembly and testing functions and have developed strategic relationships with several qualified and reliable local assembly houses. A failure by our contract manufacturers and assemblers to fulfill their obligations to us could cause delays in production and shipment of many of our products. Also, disruption in transportation services as a result of terrorist activities or due to other causes and further enhanced security measures in response to terrorist activities may cause some increases in costs and timing for both receipt by and shipment of products to our customers. Delays in production and shipment could cause customers to cancel a portion or all of their orders and could damage our relationships with our customers, resellers and distributors, which in turn could cause us to lose existing customers or prevent us from obtaining new customers. Further, if our contract manufacturers become unable or unwilling to fulfill their obligations to us due to our undercapitalization or due to their own financial difficulties or other circumstances beyond our control, we could be required to undertake expensive and time-consuming efforts to transition the contracted services to other qualified contractors or to our own facilities. Accordingly, the failure to deliver products on time could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

     WE DO NOT PRESENTLY HAVE A TRADITIONAL CREDIT FACILITY WITH A FINANCIAL INSTITUTION. THIS ABSENCE MAY CONTINUE TO ADVERSELY IMPACT OUR OPERATIONS.

         We do not presently have a traditional credit facility with a financial institution. In this absence, we have assigned, with full recourse, certain of our accounts receivable to Corlund Electronics and its commercial lender, UPS Capital Corporation, in satisfaction of our obligations for product purchases from Corlund Electronics. During the last six months of 2001, we discharged with full recourse approximately $5.3 million of our obligation that resulted from purchases of Sunrise Series(TM) products from Corlund Electronics. During the first nine months of 2002, we discharged with full recourse approximately $6.4 million of our obligation. Since September 30, 2002, we have continued to satisfy our obligation for product purchases from Corlund Electronics by further assignments to Corlund Electronics and UPS of certain of our accounts receivable. During 2002, we granted to Corlund Electronics a continuing security interest in our accounts receivable, inventory and certain of our other assets as an inducement to Corlund Electronics to continue this arrangement. In August 2002, we entered into an amendment to our manufacturing agreement which provides that subject to restrictions or limitations imposed by Corlund Electronics' secured lender, we have the right during the remainder of the term of the manufacturing agreement to pay any invoice remaining unpaid for more than 60 days by assigning to Corlund Electronics our current, collectible accounts receivable, which shall be applied to amounts due to Corlund Electronics upon collection by Corlund Electronics. However, we have no formal commitment from UPS Capital Corporation to permit Corlund Electronics to continue this arrangement.

         The absence of a traditional credit facility with a financial institution could continue to adversely impact our operations. If for any reason Corlund Electronics and/or UPS do not continue the arrangement of accepting the assignment of our accounts receivable in satisfaction of our obligations to Corlund Electronics, our operations would be materially and adversely impacted. We cannot assure you that we will be able to continue operations if we are unable to obtain an appropriate credit facility.

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

         We currently do not have any commitments for additional financing other than our accounts receivable assignment arrangement with Corlund Electronics. Some of our convertible promissory notes contain prior written consent and right of first refusal provisions and the grant of a continuing security interest in all of our inventory, and some of our other outstanding promissory notes and obligations contain the grant of a security interest in substantially all of our assets. All of these provisions restrict our ability to obtain debt and/or equity financing. In addition, deteriorating global economic conditions may cause prolonged declines in investor confidence in and accessibility to capital markets. Further, because our common stock is not listed on a national exchange, the ability of any potential or future investors to achieve liquidity from our common stock is limited, which could inhibit, if not preclude, our ability to raise additional working capital on a timely basis, in sufficient amounts or on terms acceptable to us.

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

     IF WE DEFAULT UNDER OUR OUTSTANDING PROMISSORY NOTES, WE COULD FACE SIGNIFICANT ADVERSE CONSEQUENCES.

         As of November 7, 2002, we had outstanding promissory notes in the aggregate principal amount of approximately $7.3 million. Of those, notes with aggregate principal balances of $799,000 are due in January 2003. The agreements we entered into in connection with our January, March and April 2002 offerings of approximately $4.3 million in principal amount of secured convertible promissory notes, or 2002 notes, include extensive customary representations, warranties and covenants, including a cross-default covenant that would be breached if we fail to repay our other outstanding promissory notes. The 2002 notes also provide for an interest rate increase from 6% per annum to 16% per annum if the market price of our common stock falls and remains below $0.10 per share for an extended period. The market price of our common stock has been at and below $0.10 in the recent past. A 10% increase in the interest rate of the 2002 notes would result in substantial increases in our quarterly interest payments due on those notes. The effect of this interest rate increase provision has been waived through November 30, 2002 by holders of substantially all of the principal amount of 2002 notes. If we default under the 2002 notes due to a failure to pay accrued interest, due to a cross-default, or for any other reason, the holders of the 2002 notes could, among other things, require us to pay substantial penalties, require us to repay those notes at a premium and/or foreclose upon their security interest in our inventory. Any of these events could have a material adverse effect on our business, operating results, financial condition, cash flows and ability to service our other indebtedness.

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

         Historically, we have derived a significant portion of our revenues from a relatively limited number of customers. In fact, during 2001, two customers, Data Connect Enterprises and Motorola's Multiservice Networking Division, accounted for approximately 16.4% and 12.8%, respectively, of our consolidated net sales, and during the nine months ended September 30, 2002, one customer, Data Connect Enterprises, accounted for approximately 14% of our consolidated net sales. Because during the quarter ended September 30, 2001 we completed our required pass-through sales to Motorola's Multiservice Networking Division and that division subsequently was sold, we will not be making further sales to that division. Although our current business strategy involves the use of multiple resellers and distributors, such as Data Connect Enterprises, who we anticipate will act as multiple customers for our products, we cannot assure you that a limited number of large customers will not continue to account for the majority of our revenues. If this occurs, the loss of any one or more of our major customers would likely have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

     IF WE ARE UNABLE TO FULFILL BACKLOG ORDERS DUE TO CIRCUMSTANCES INVOLVING US OR ONE OR MORE OF OUR CUSTOMERS, OUR ANTICIPATED RESULTS OF OPERATIONS AND CASH FLOWS WILL SUFFER.

         As of November 7, 2002, we had approximately $2.5 million in backlog orders for our products, which represented approximately seven weeks of sales volume. These orders were due in large part to our Sunrise Series(TM) products. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. The typical duration from receipt of a purchase order or other purchase commitment to shipment of the products ordered to the customer ranges from three to ten weeks depending upon the product mix and the size of the order. However, we cannot assure you that we will be successful in fulfilling orders and commitments in a timely fashion or that we will ultimately recognize as revenue the amounts reflected as backlog.

     OUR BUSINESS COULD SUFFER IF WE OR OUR CONTRACT MANUFACTURERS ARE UNABLE TO OBTAIN COMPONENTS OF OUR PRODUCTS FROM OUTSIDE SUPPLIERS.

         The major components of our products include circuit boards, microprocessors, chipsets, memory components and radio transmitters and receivers. Most of these components are available from multiple sources. However, some components used in our products currently are obtained from single or limited sources and may from time to time be in short supply or on allocation by manufacturers. We have from time to time experienced, and currently are experiencing, difficulty in obtaining some components. We do not have guaranteed supply arrangements with any of our suppliers, and we cannot assure you that our suppliers will continue to meet our requirements. Shortages of components could not only limit our production capacity but also could result in higher costs due to the higher costs of components in short supply or the need to use higher-cost substitute components. Significant increases in the prices of components could have a material adverse effect on our results of operations because we may not be able to adjust product pricing to reflect the increases in component costs. Also, an extended interruption in the supply of components or a reduction in their quality or reliability would have a material adverse effect on our financial condition and results of operations by impairing our ability to timely deliver quality products to our customers. Delays in deliveries due to shortages of components or other factors may result in cancellation by our customers of all or part of their orders. Although customers who purchase from us products that are not readily available from other sources would be less likely than other customers of ours to cancel their orders due to production delays, we cannot assure you that cancellations will not occur.

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

     WE ARE UNABLE TO PREDICT THE EXTENT TO WHICH THE RESOLUTION OF LITIGATION PENDING AGAINST US COULD ADVERSELY AFFECT OUR BUSINESS.

         On August 2, 2002, Michael A. Armani filed an action against us, our Chairman of the Board and our President and Chief Financial Officer, alleging breach of contract, fraud and deceit, interference with contractual relationship and prospective advantage and inducing breach of contract. Mr. Armani seeks general damages of at least $450,000 and punitive and exemplary damages in excess of $15,000,000. The complaint relates to the terms and effectiveness of documentation relating to his September 2000 separation from employment with us. The complaint also relates to compensation he claims is due for services he allegedly rendered to us following his separation. We believe Mr. Armani's claims are without merit because, among other factors, Mr. Armani alleged the existence of contracts that did not exist between us, Mr. Armani admitted in the complaint that he failed to execute proposed separation documentation prior to the explicit expiration date of the offer described in the documentation, and in anticipation of execution of the documentation, we paid all of the amounts that Mr. Armani was to have received under the proposed separation arrangement. Mr. Armani's complaint has been answered by all defendants, and we have filed a cross-complaint to recover approximately $212,000 of our funds that Mr. Armani loaned to himself for his own personal benefit without prior approval or authorization of our board of directors while he was an executive officer and director of our company. All defendants have made discovery requests, and Mr. Armani has failed to timely respond to the discovery requests of Mr. Taglich and Mr. Stone. However, we cannot predict the outcome of this matter or the extent to which the resolution of this matter could adversely affect our business and results of operations.

     OUR COMMON STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS AND IN LITIGATION AGAINST US.

         The stock market as a whole and individual stocks historically have experienced extreme price and volume fluctuations, which often have been unrelated to the performance of the related corporations. During the ten months ended October 31, 2002, the high and low closing sale prices of our common stock were $0.62 and $0.06, respectively. The market price of our common stock may exhibit significant fluctuations in the future in response to various factors, many of which are beyond our control and which include:

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

         As of November 7, 2002, we had outstanding 28,971,687 shares of common stock, nearly all of which were unrestricted, were eligible for resale without registration under Rule 144 of the Securities Act of 1933, or were registered for resale or issued with registration rights. Disregarding beneficial ownership cap limitations that apply to some holders of our derivative securities, as of November 7, 2002, we also had outstanding options, warrants, promissory notes and preferred stock that were exercisable for or convertible into approximately 64,688,762 shares of common stock, nearly all of which were issued with registration rights. Sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price for our common stock. Any adverse effect on the market price for our common stock could make it difficult for us to sell equity securities at a time and at a price that we deem appropriate.

     FUTURE CONVERSIONS OR EXERCISES OF SOME OF OUR OUTSTANDING DERIVATIVE SECURITIES COULD SUBSTANTIALLY DILUTE YOUR INVESTMENT BECAUSE THE CONVERSION AND EXERCISE PRICES OF THOSE SECURITIES AND/OR THE NUMBER OF SHARES OF COMMON STOCK ISSUABLE UPON CONVERSION OR EXERCISE OF THOSE SECURITIES ARE SUBJECT TO ADJUSTMENT.

         We issued various notes, warrants and shares of preferred stock that are convertible or exercisable at prices and/or into or for numbers of shares of common stock that are subject to adjustment due to a variety of factors, including the issuance of securities at an exercise or conversion price less than the then current exercise price of those warrants or conversion price of those notes or shares of preferred stock. On November 7, 2002, the closing price of a share of our common stock on the OTC Bulletin Board(R) was $0.09. Disregarding beneficial ownership cap limitations that apply to some holders of our derivative securities, on November 7, 2002, the notes, warrants and shares of preferred stock with adjustable conversion and/or exercise prices were convertible into or exercisable for approximately 58,466,300 shares of common stock. However, if we were to issue shares of common stock or securities convertible into shares of common stock at the $0.09 price, we would trigger an adjustment of the exercise and conversion prices of these adjustable securities. As a result, an additional approximate 34,381,654 shares of common stock would become issuable upon exercise or conversion of these adjustable securities if we disregarded beneficial ownership cap limitations. The number of shares that these adjustable securities ultimately may be converted into or exercised for could prove to be greater than these estimates if the market price of our common stock declines. You could, therefore, experience substantial dilution of your investment as a result of the conversion or exercise of our outstanding derivative securities.

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

     BECAUSE OUR STOCK IS NOT LISTED ON A NATIONAL SECURITIES EXCHANGE, YOU MAY FIND IT DIFFICULT TO DISPOSE OF OR OBTAIN QUOTATIONS FOR OUR COMMON STOCK.

         Our common stock trades under the symbol "TLNT" on the OTC Bulletin Board(R). Because our stock trades on the OTC Bulletin Board(R) rather than on a national securities exchange, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock.

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

     OUR PREFERRED STOCK MAY DELAY OR PREVENT A TAKEOVER OF TELENETICS, POSSIBLY PREVENTING YOU FROM OBTAINING HIGHER STOCK PRICES FOR YOUR SHARES.

         Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights of those shares, without any further vote or action by our shareholders. Of these shares, 400 have been designated as

Series A Convertible Preferred, of which 0.19 were outstanding as of November 7, 2002. The rights of the holders of our common stock are subject to the rights of the holders of our outstanding preferred stock and will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we may issue in the future. The issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, which would delay, defer or prevent a change in control of Telenetics. Furthermore, preferred stock may have other rights, including economic rights senior to the common stock, and, as a result, the issuance of preferred stock could adversely affect the market value of our common stock.

ITEM 3.  CONTROLS AND PROCEDURES.

         We have for many years had procedures in place for gathering the information that is needed to enable us to file required quarterly and annual reports with the Securities and Exchange Commission ("SEC"). However, because of additional disclosure requirements imposed by the SEC in August 2002, as required by the Sarbanes-Oxley Act of 2002, we formed a committee consisting of the people who are primarily responsible for preparation of those reports, including our general counsel, our chairman of the audit committee and our chief accounting officer, to review and formalize our procedures, and to have ongoing responsibility for designing and implementing our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), which are the controls and procedures by which we ensure that information we are required to disclose in the reports we filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions as to whether or not disclosure is required). Our President and Chief Financial Officer met with our chief accounting officer to evaluate the disclosure controls and procedures we had in place and the steps that are being taken to formalize those procedures and to introduce some additional steps to the information-gathering process. Based upon his evaluation, our President and Chief Financial Officer concluded that, while the procedures we have had in place appear to have provided all the information we have needed to date, the committee should proceed to formalize and supplement our disclosure controls and procedures in order to ensure that all the information required to be disclosed in our reports is accumulated and communicated to the people responsible for preparing those reports, and to our President and Chief Financial Officer, at times and in a manner that will allow timely decisions regarding required disclosures.

         We periodically review the internal controls we have in place to ensure that all transactions in which we are involved are properly recorded and to safeguard our assets. This includes reviews and evaluations by our accounting department, discussions with our outside auditors and discussions with members of our audit committee. While we are constantly taking steps to improve our internal controls and to apply our internal controls to new types of transactions or situations in which we are involved, we have not at any other time within 90 days before the filing of this report, made any significant changes in our internal controls or in other factors that could significantly affect our internal controls.

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

         On August 2, 2002, Michael A. Armani filed an action in Orange County Superior Court, Central Justice Center (Case No. 02CC12884) against us, our Chairman of the Board and our President and Chief Financial Officer, alleging breach of contract, fraud and deceit, interference with contractual relationship and prospective advantage and inducing breach of contract. Mr. Armani seeks general damages of at least $450,000 and punitive and exemplary damages in excess of $15,000,000. The complaint relates to the terms and effectiveness of documentation relating to his September 2000 separation from employment with us. The complaint also relates to compensation he claims is due for services he allegedly rendered to us following his separation. We believe Mr. Armani's claims are without merit because, among other factors, Mr. Armani alleged the existence of contracts that did not exist between us, and Mr. Armani admitted in the complaint that he failed to execute proposed separation documentation prior to the explicit expiration date of the offer described in the documentation. Mr. Armani's complaint has been answered by all defendants, and we filed a cross-complaint to recover approximately $212,000 of our funds that Mr. Armani loaned to himself for his own personal benefit without prior approval or authorization of our board of directors while he was an executive officer and director of our company. All defendants have made discovery requests, and Mr. Armani has failed to timely respond to the discovery requests of Mr. Taglich and Mr. Stone.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.

         We have never paid cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future. We are restricted from paying dividends on our common stock under state law, the certificate of determination for our Series A Convertible Preferred Stock, and the terms of several of our outstanding promissory notes. We currently anticipate that we will retain any earnings for use in the continued development of our business.

         In July 2002, we issued to one entity an aggregate of 200,000 shares of common stock upon conversion of an aggregate of $20,000 of principal amount of a senior secured convertible promissory note due January 23, 2002. The notices were for conversion at the conversion price floor of $0.10 per share.

         In August 2002, we issued to three individuals an aggregate of 175,000 shares of common stock with an aggregate fair market value of $12,250, and five-year warrants to purchase an aggregate of 175,000 shares of common stock at $0.45, which warrants were valued at $1,265 based on a Black Scholes valuation model, in settlement of a dispute.

         In August 2002, we issued to Corlund Electronics three-year warrants to purchase an aggregate of 600,000 shares of common stock at $0.14 per share, which warrants were valued at $15,414 based on a Black Scholes valuation model, in connection with an amendment to our manufacturing agreement with Corlund Electronics.

         In September 2002, holders of shares of 2000 Series A Preferred Stock converted 2.88 shares of 2000 Series A Preferred Stock into an aggregate of 550,000 shares of common stock at a conversion price of $0.0523 per common share.

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

ITEM 5.       OTHER INFORMATION.

         None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits
                  --------

         No.      Description
         ---      -----------

         10.1. 12% Subordinated Unsecured Promissory Note due January 15, 2004 made by Telenetics Corporation in favor of Dolphin Offshore Partners, L.P. (1)

         10.2 7% Subordinated Unsecured Promissory Note due January 15, 2004 made by Telenetics Corporation in favor of Terry S. Parker (1)

         10.3 Amendment to Manufacturing Agreement dated as of August 31, 2002 by and between Telenetics Corporation and Corlund Electronics, Inc. (2)

         10.4 Security Agreement dated as of August 31, 2002 by and between Telenetics Corporation and Corlund Electronics, Inc. (2)

         10.5 Repayment Agreement dated August 30, 2002 in the principal amount of $1.2 million made by Telenetics Corporation in favor of Corlund Electronics, Inc.

         10.6 Settlement Agreement and Mutual Release effective August 20, 2002 by and between Telenetics Corporation and Peter C. Rosen, William A. Shea, Jr. and Larry Kars

         10.7 Settlement Agreement and Mutual Release effective August 1, 2002, by and among Telenetics Corporation and John D. McLean, William C. Saunders, Terry S. Parker and Saunders & Parker, Inc.

         10.8 Second Amendment to Stock Purchase Agreement dated September 27, 2002 by and between Telenetics Corporation and John D. McLean, William C. Saunders and Terry S. Parker, with reference to that certain Stock Purchase Agreement dated January 7, 2000 and that certain First Amendment to Stock Purchase Agreement dated as of May 31, 2000

         10.9 8% Subordinated Unsecured Promissory Note due February 1, 2003 in the principal amount of $24,723 made by Telenetics Corporation in favor of Saunders & Parker, Inc.

         99.1 Certifications of President and Chief Financial Officer Pursuant to 18 U.S.C. section 1350, as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

         _________________

         (1) Filed as an exhibit to our Form 10-QSB for the quarter ended June 30, 2002 and incorporated herein by reference.

         (2) Filed as an exhibit to our Post-Effective Amendment No. 1 to Registration Statement on Form SB-2 filed with the Commission on October 4, 2002 (Registration No. 333-86662) and incorporated herein by reference.

         (b)      Reports on Form 8-K
                  -------------------
         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TELENETICS CORPORATION

Dated: November 19, 2002               By: /s/ DAVID L. STONE
                                           -------------------------------------
                                           David L. Stone
                                           President and Chief Financial Officer
                                           (duly authorized officer, principal
                                           executive officer and principal
                                           financial officer)

                                CERTIFICATIONS OF
           PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER

         I, David L. Stone, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Telenetics Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: November 19, 2002

         /s/ DAVID L. STONE
         -------------------------------------
         David L. Stone, President
         (principal executive officer)

         I, David L. Stone, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Telenetics Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: November 19, 2002

         /s/ DAVID L. STONE
         ---------------------------------------
         David L. Stone, Chief Financial Officer
         (principal financial officer)

         EXHIBITS FILED WITH THIS REPORT ON FORM 10-QSB

         No.      Description
         ---      -----------

         10.5 Repayment Agreement dated August 30, 2002 in the principal amount of $1.2 million made by Telenetics Corporation in favor of Corlund Electronics, Inc.

         10.6 Settlement Agreement and Mutual Release effective August 20, 2002 by and between Telenetics Corporation and Peter C. Rosen, William A. Shea, Jr. and Larry Kars

         10.7 Settlement Agreement and Mutual Release effective August 1, 2002, by and among Telenetics Corporation and John D. McLean, William C. Saunders, Terry S. Parker and Saunders & Parker, Inc.

         10.8 Second Amendment to Stock Purchase Agreement dated September 27, 2002 by and between Telenetics Corporation and John D. McLean, William C. Saunders and Terry S. Parker, with reference to that certain Stock Purchase Agreement dated January 7, 2000 and that certain First Amendment to Stock Purchase Agreement dated as of May 31, 2000

         10.9 8% Subordinated Unsecured Promissory Note due February 1, 2003 in the principal amount of $24,723 made by Telenetics Corporation in favor of Saunders & Parker, Inc.

         99.1 Certifications of President and Chief Financial Officer Pursuant to 18 U.S.C. section 1350, as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002