Form 10QSB/A
period 2001-09-30
TELENETICS CORP
filed 2002-11-27
CIK 810018

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1 TO
                                   FORM 10-QSB
MARK ONE

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

PORTIONS AMENDED

The registrant hereby amends Item 6(a) of its Form 10-QSB for the quarter ended September 30, 2001 to add exhibit 10.3 that inadvertently was omitted from the Form 10-QSB. Except as described in the preceding sentence, and except for the addition of the newly required exhibit 99.1 and officer certifications following the signatures, no other changes are made to the Form 10-QSB.

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

         10.3 Assignment of Accounts Receivable dated as of September 7, 2001 by and between Telenetics Corporation and Comtel Electronics Inc.

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

                                       TELENETICS CORPORATION

Dated: November 27, 2002               By: /s/ DAVID L. STONE
                                           -------------------------------------
                                           David L. Stone
                                           President and Chief Financial Officer
                                           (duly authorized officer, principal
                                           executive officer and principal
                                           financial officer)

                                CERTIFICATIONS OF
           PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER

         I, David L. Stone, certify that:

         1. I have reviewed this amendment no. 1 to quarterly report on Form 10-QSB of Telenetics Corporation; and

         2. Based on my knowledge, this amendment no. 1 to quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment no. 1 to quarterly report.

Date: November 27, 2002

         /s/ DAVID L. STONE
         -------------------------------------
         David L. Stone, President
         (principal executive officer)

         I, David L. Stone, certify that:

         1. I have reviewed this amendment no. 1 to quarterly report on Form 10-QSB of Telenetics Corporation; and

         2. Based on my knowledge, this amendment no. 1 to quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment no. 1 to quarterly report.

Date: November 27, 2002

         /s/ DAVID L. STONE
         ---------------------------------------
         David L. Stone, Chief Financial Officer
         (principal financial officer)

         EXHIBITS FILED WITH THIS AMENDMENT NO. 1 TO REPORT ON FORM 10-QSB

         No.      Description
         ---      -----------

         10.3 Assignment of Accounts Receivable dated as of September 7, 2001 by and between Telenetics Corporation and Comtel Electronics Inc.

         99.1 Certifications of President and Chief Financial Officer Pursuant to 18 U.S.C. section 1350, as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002