Form 10KSB
period 2002-12-31
TELENETICS CORP
filed 2003-04-15
CIK 810018

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended DECEMBER 31, 2002 OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to ___________

                         Commission File Number 0-16580
                            ________________________

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

         Securities registered under Section 12(g) of the Exchange Act:
                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)
                              _____________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

The registrant's revenues for the twelve months ended December 31, 2002 were $16,082,628.

As of June 28, 2002, the aggregate market value of the common equity held by nonaffiliates of the registrant was approximately $2,662,714. The number of shares outstanding of the registrant's only class of common stock was 43,796,501 on April 14, 2003.

Transitional Small Business Disclosure Format (check one):  YES | |  NO |X|

DOCUMENTS INCORPORATED BY REFERENCE: Parts of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2002 and relating to the issuer's 2002 Annual Meeting of Shareholders are incorporated by reference into Items 9 through 12 of Part III of this Form 10-KSB.

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

         In July 1999, we acquired substantially all of the assets and technology of Sierra Digital Communications, Inc., or Sierra Digital, a supplier of millimeter wave radio products. Sierra Digital designed and built wireless communication systems and short haul microwave radio communication equipment operating in the millimeter wave frequency bands for traffic control networks, industrial automation applications, as well as for wideband digital T1/E1 carrier networks, which are the most commonly deployed broadband communications network systems, and local area communications networks, or LANs, which are private networks used by businesses and other organizations to provide internal voice and data communications. During 2002, the Company commenced development of the DS-3 model in order to round out the capabilities of its microwave communication products, which was in the final stages as of December 31, 2002. This new product replaces the technology acquired from Sierra Digital. Accordingly, as of December 31, 2002, we expensed the $139,473 unamortized balance of this asset.

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

         In April 2000, we purchased the microwave-related assets of Racon, Inc., a competitor of Sierra Digital. Racon designed and built wireless communication systems and short haul microwave radio communication equipment operating in the millimeter wave frequency bands for video surveillance and other video systems. These products complemented those of Sierra Digital and thus expanded our range of microwave product offerings. Although the Racon products are not completely replaced by the new DS-3 model discussed above, the Company expects that after the introduction of the DS-3 the sale of the products acquired by Racon will be limited to replacements for or expansion of existing installations. Accordingly, as of December 31, 2002, we expensed the $31,033 unamortized balance of this asset.

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

         In 2001, we introduced a Code Division Multiple Access, or CDMA, wireless protocol version of our Omega(TM) Series product line. We continue to develop our CDMA version and are working to develop versions for other wireless protocols worldwide.

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

         o CONTINUE TO BUILD MARKET SHARE FOR OUR PRODUCTS. We have established ourselves as the source of the high-end communications products that we license from Motorola and plan to continue to focus on building our own market share for these commercial network access products and then further develop the product line where market demand is identified. In addition, we plan to continue to focus our efforts in the utility automation and other industrial automation and specialty product markets. We also plan to introduce new products and enhancements to meet or exceed the evolving requirements of both centralized and remote applications of our technologies.

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

OUR PRODUCTS

         Our existing and planned data transmission products are as follows:

         o Network Access Products, which are a range of commercial grade analog and digital products used for transmitting data and accessing public and private communications networks;

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

     OUR NETWORK ACCESS PRODUCTS

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

         We have obtained registrations and approvals for these products in many jurisdictions, which jurisdictions previously granted registrations and approvals to Motorola. Examples of our commercial grade analog and digital products include:

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

         o CUSTOMER-SPECIFIC MODEM PRODUCTS. Our customer-specific modem products incorporate our Pony Express(TM) Modem Modules to accomplish customer-specific goals. Our customer-specific products currently include a range of plug-in modem cards for GE Harris, a leading manufacturer of RTUs for utility automation systems, and a universal modem card for Bristol Babcock, Inc., a leading manufacturer of flow controllers.

     OUR WIRELESS PRODUCTS

         Omega(TM) Series Cellular Interface Products
         --------------------------------------------

         Our Omega(TM) Series Cellular Interface Products are designed to transport data over public cellular networks using a wireless transceiver, which is a module composed of a radio receiver and transmitter. The Omega(TM) Series products initially were analog products designed for automated meter reading, or AMR, applications but have since been installed in a wide variety of industrial automation applications throughout the United States and Canada. In response to the growing deployment of digital wireless technologies in public cellular networks around the world, we recently released a digital version of our Omega(TM) Series products that incorporates CDMA technology. CDMA technology is used in major markets such as North America, Latin America, Europe/Russia, Asia and Africa.

         CDMA is a digital wireless transmission technology that is emerging as the dominant fixed mobile networking technology in North America. CDMA uses a technology called direct sequence spread spectrum transmission, which provides a flexible standard for mobile communications and allows more people to use the airwaves at the same time without cross-talk, static or interference. North American cellular carriers are reducing the quality of their analog coverage and encouraging customers to use their digital services. It appears that this may accelerate the need of many of our current analog Omega (TM) customers to move to digital services more quickly than originally anticipated.

         A second digital version of our Omega(TM) Series products is currently under development. It incorporates Global System for Mobile Communications, or GSM technology. GSM has been available since 1991 and has emerged as the digital standard in Europe, with over 100 countries around the world firmly committed to using it. GSM is used in some regions of the United States and Canada. GSM is a digital system that operates in the 1800 megahertz band. GSM supports good voice quality, international roaming, hand-held voice and data terminals and ISDN compatibility.

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

MARKETS

         Our marketing and sales efforts target our global network of re-sellers' for ultimate application of our products principally in the following markets:

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

         We have entered into stocking/distribution agreements with several notable companies, including Data Connect, a Washington, DC-based major distributor of communications products, Ingram Micro Inc., a Southern California-based leading wholesale provider of technology products and services, Black Box Corporation, a Pennsylvania-based worldwide provider of communications equipment, Graybar Electric, a national chain of 250 distribution centers that specializes in electrical and communications equipment for industrial and utility markets, and Rycom CCI, a distributor of communications products throughout Canada.

         The global sales channel created by Motorola for the commercial grade analog and digital data transmission and network access products licensed to us by Motorola is extensive and, we believe, effective and knowledgeable on not only the licensed products but also on a vast array of other communications products. We have established relationships with the resellers, system integrators and distributors that were part of this sales structure for Motorola. We refer to this distribution network as our Sunrise Partners network. We believe that the use of this global sales channel provides us with a competitive advantage in international data transmission and network access product markets by, among other things, enabling us to leverage our marketing and sales activities without the additional expense of a large direct sales force. We have divided the global sales channel into the following four major regions:

         o    Western, Central, Eastern Europe, Middle East, and Africa
         o Asia Pacific, including mainland China, Australia, New Zealand, and India
         o    Latin, Central and South America, Mexico and the Caribbean
         o    United States and Canada

         We have assigned area sales directors to each of these regions and have staffed and opened an office in Europe. We are working to strengthen this global sales channel by promoting and marketing Sunrise Series(TM) products through this channel and introducing our other communications products into this channel where appropriate synergies exist.

         Through the Sunrise Partner network, Data Connect, Ingram Micro, Graybar, Black Box and Rycom CCI, we have established strategic, worldwide inventories of our products and gained access to a nationwide and international sales force. These organizations are staffed with sales professionals that are already involved with parallel products and services and are able to offer their customers the product expertise and application support vital to sales of high technology products. Our resellers add value by providing order processing, credit and significant sales and technical support. Our resellers generally are responsible for identifying potential customers, selling our products as part of complete solutions and, in some cases, customizing and integrating our products at end users' sites. We establish relationships with most resellers of our

Sunrise Series(TM) products through written agreements that provide prices, discounts and other material terms and conditions under which the distributor is eligible to purchase our products for resale. These agreements generally do not grant exclusivity to the resellers, prevent the resellers from carrying competing product lines or require the resellers to sell any particular dollar amount of our products, although the contracts may be terminated at our election if specified sales targets and end user satisfaction goals are not attained. We believe that this multi-channel sales strategy encourages broad market coverage by allowing our sales personnel to create demand for our products while giving customers the flexibility to choose the most appropriate delivery channels.

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

         In the utility automation market, major providers of complete systems include Itron Inc., Siemens, ABB Power T&D, Schlumberger Ltd., Alstom and GE Harris. At the present time, we do not compete with these companies. Rather, we seek to supply them with industrial grade wired and wireless products, including our various industrial grade modem products and the Omega(TM) Series of wireless products, for inclusion in their projects. In so doing, we compete with a select few other companies, such as GDI Global Data, Inc. (cellular wireless products and industrial modems). Our Omega(TM) Series products also compete with alternative wireless technology solutions, notably fixed wireless networks. We also recognize that the suppliers of complete systems mentioned above are or may become capable of developing and manufacturing their own data communications solutions.

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

CUSTOMERS

         Through our resellers and stocking distributors, our products are marketed and sold to a broad range of domestic and foreign industrial, commercial and governmental organizations. During 2002, one customer, Data Connect Enterprises, accounted for approximately 13.2% of our consolidated net sales. No other customer individually accounted for more than 10% of our net sales during 2002.

         During the quarter ended September 30, 2001 we completed our required pass-through sales to Motorola's Multiservice Networks Division, and therefore we do not anticipate sales to that division to continue. Although our current business strategy involves the use of multiple resellers and distributors who we anticipate will act as multiple customers for our products, a limited number of large customers could continue to account for the majority of our revenues. In that event, a loss of our most significant customers would have a material adverse effect on our results of operations and financial condition.

         End users of the commercial analog and digital data transmission and network access products covered by the Motorola Agreement include a broad mix of clients who historically have been serviced by the global sales channel developed by Motorola. Some of the end customers who rely on and have designed these products into their systems include:

         Motorola, Inc. (several divisions)               Schlumberger
         Hewlett Packard, Mexico                          Compaq
         AT&T                                             Global One
         Several divisions of Motorola, Inc.              Central Bank of Russia
         Nortel Networks                                  Kazakhtelecom
         British Airways                                  Bull S.A., France
         SITA, a worldwide airline network provider

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

         Our products currently are manufactured, assembled, tested and shipped from our Lake Forest and Rocklin, California facilities, and from our contract manufacturers' facilities in various locations. Our involvement in the process with regard to most of our products consists primarily of final assembly, functional testing, quality control and shipping. Also, we use third-party contract manufacturers for certain component and circuit board assembly and testing functions and have developed strategic relationships with several qualified and reliable assembly houses.

         In addition, we entered into a manufacturing agreement dated as of December 29, 2000 with Corlund Electronics, Inc., a privately-held ISO 9001-certified manufacturer based in Tustin, California. During 2002, Corlund Electronics acted as a turnkey contract manufacturer for the majority of the Sunrise Series(TM) commercial data transmission and network access products covered by the Motorola Agreement. Corlund Electronics performs component purchasing, full product assembly, testing and preparation for shipment of both base products, which are of a generic type and are identical, and final products, which are specially configured or modified to fill a particular customer order or need. Through 2002, we sold to Corlund Electronics raw material that we purchased from Motorola for the purpose of manufacturing the Sunrise Series(TM) products. In addition, we loaned testing equipment to Corlund Electronics that is needed in the manufacturing process. Our agreement with Corlund Electronics has an initial term of three years, with automatic one-year renewals unless terminated at least 180 days prior to the expiration of the then current term. However, in February 2003, the relationship with Corlund terminated and we commenced litigation against Corlund. During 2002, we turned to Hana Microelectronics Public Co., Ltd., ("Hana"), a public certified manufacturer under ISO 9002, ISO 14001 and QS 9000 standards, as a turnkey contract manufacturer for certain of our products. Hana is based in Bankok, Mainland China. For the products it manufactures, Hana performs component purchasing, full product assembly, testing and preparation for shipment of both base products and final products. Our arrangement with Hana is on a product by product basis.

         We and/or our contract manufacturers perform extensive testing and inspection of all of our products prior to shipment. Units are labeled with both a serial number and part number/revision identification and are stamped with test verification and inspection stamps to permanently mark the products. We are enhancing test procedure comprehensiveness to include testing of custom requirements as well as standard and default tests. Certificates of compliance are issued with each shipment that can be traced back to the final test technician and inspector. Failure analysis reports are issued as a general practice rather than on a request basis.

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

BACKLOG

         As of March 31, 2003, we had $2.1 million in backlog orders for our products, which orders were due in large part to our Sunrise Series(TM) products. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. However, we cannot assure you that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

         The typical duration from receipt of a purchase order or other purchase commitment to shipment of the products ordered to the customer ranges from three to ten weeks depending upon the product mix and the size of the order.

         Our backlog as of March 31, 2003 represented approximately nine weeks of sales volume. Our backlog as of that date and for the year ended December 31, 2002 was significantly less than our backlog during the first half of the year 2001. The backlog for the first half of the year 2001 included a substantial amount of pent-up backlog of Sunrise Series(TM) products that resulted from the acquisition of those product lines, including substantially all required pass-through sales to Motorola's Multiservice Networks Division. The subsequent reduction in backlog is primarily due to improvements in our ability to ship Sunrise Series(TM) products to our customers and the completion of required pass-through sales to Motorola's Multiservice Networks Division that totaled approximately $2.5 million. We anticipate that the backlog of orders for products during 2003 will be consistent with approximately nine weeks of sales volume, subject to possible seasonal fluctuations and our ability to identify and obtain sufficient sources of working capital.

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

         o MIGRATION TOWARD WIRELESS PRODUCTS AND TECHNOLOGIES. Consistent with the above principles, and in response to the growing deployment of digital wireless technologies in public cellular networks around the world, we have recently released a digital version of our Omega(TM) Series products that incorporate CDMA technology, which is dominant in major markets such as North America, Latin America and Asia. We are currently developing another digital version of our Omega(TM) Series products that incorporates GSM technology and a new DS-3 microwave radio.

         As of March 31, 2003, we employed nine persons in engineering, six of whom were engaged primarily in product development. Engineering and product development expenses during the years ended December 31, 2002 and 2001 totaled $1.5 million and $2.0 million, respectively.

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

EMPLOYEES

         As of March 31, 2003, we employed 49 people, of which 48 were full-time employees. We consider our relations with our employees to be good. None of our employees are represented by a labor union.

ITEM 2. DESCRIPTION OF PROPERTY.

         Our corporate headquarters are located in Lake Forest, California in a leased corporate and manufacturing facility consisting of 26,232 square feet of space. The lease has an initial term of five years and one five-year option to extend. The monthly base rent is approximately $26,000, and the lease includes an annual 3% rent escalation provision.

         We also maintain facilities in Rocklin, California and Tampa, Florida. Each of these facilities are subject to month-to-month leases with rent of approximately $3,800 and $3,400, respectively. Our facilities in Rocklin and Tampa consist of 4,680 and 3,000 square feet, respectively.

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

     On August 2, 2002, Michael A. Armani filed an action against Telenetics Corporation, Michael Taglich and David Stone in the Superior Court of California, County of Orange Central Justice Center (Case No. 02CC12884). Mr. Armani is a former executive officer and former director of Telenetics Corporation. Mr. Taglich is our Chairman of the Board and a director, and Mr. Stone is our President and Chief Financial Officer. The complaint alleges breach of contract, fraud and deceit, interference with contractual relationship and prospective advantage and inducing breach of contract. Mr. Armani seeks general damages of at least $450,000 and punitive and exemplary damages in excess of $15,000,000. The complaint relates to the terms and effectiveness of documentation relating to his September 2000 separation from employment with Telenetics Corporation. The complaint also relates to compensation he claims is due for services he allegedly rendered to us following his separation. We believe Mr. Armani's claims are without merit because, among other factors, Mr. Armani alleged the existence of contracts that did not exist between us and himself, Mr. Armani admitted in the complaint that he failed to execute proposed separation documentation prior to the explicit expiration date of the offer described in the documentation, and in anticipation of execution of the documentation, we all of the amounts that Mr. Armani was to have received under that proposed separation arrangement. Mr. Armani's complaint has been answered by all defendants, and we filed a cross-complaint to recover approximately $212,000 of our funds that Mr. Armani loaned to himself for his own personal benefit without prior approval or authorization of our board of directors while he was an executive officer and director of Telenetics Corporation. All defendants have made discovery requests, and Mr. Armani has failed to timely respond to any of the discovery requests or to appear for his deposition. All defendants plan to make a motion to compel Mr. Armani's response to discovery or in the alternative, dismissal of his complaint.

     On February 21, 2003 we filed an action against Comtel Electronics, Inc. (also known as Corlund Electronics) in the Superior Court of California, County of Orange Central Justice Center (Case No. 03CC03611). The complaint seeks (a) relief based upon rescission of our Manufacturing Agreement with Corlund Electronics including all amendments, assignments and other agreements related thereto, (b) fraud, (c) breach of contract, and (d) payment for goods sold and delivered at an agreed price. We seek damages of
     (a) approximately $5,000,000 in charges for the manufacture of Sunrise products in excess of the prices agreed to when we entered into the Manufacturing Agreement, (b) approximately $12,000,000 in profits on customers and contracts lost do to Corlund's failure to deliver products per schedule, and (c) approximately $1,300,000 for inventories sold and delivered to Corlund, which it has failed to pay for. On April 7, 2003, Corlund Electronics answered the complaint with a general denial of all allegations and filed a cross complaint. In addition to the amounts that we have recorded for transactions with Corlund Electronics, the Corlund cross complaint seeks to recover approximately $900,000 as an aggregate of (a) interest on late payments, excess inventory carrying charges, and minimum order shortfall charges, none of which have been submitted to us prior to filing the cross complaint (b) $200,000 for excess raw material allegedly purchased but never delivered to us and (c) approximately $1.7 million for raw material and work in process inventory never delivered to us. We believe the $900,000 in new charges alleged in Corlund Electronics cross complaints are without merit in that they amount to Corlund penalizing us for their failure to perform under the manufacturing agreement. As to the aggregate of $1.9 million in inventory charges, we believe that, to the extent there is any merit in these claims, we would receive a corresponding amount of additional inventory. Corlunds cross complaint also alleges that, included within the amounts claimed is approximately $900,000 of proceeds of assigned accounts receivable which we are alleged to have fraudulently collected and converted and is the basis for which Corlund seeks punitive damages. We have propounded discovery as to both our complaint and Corlunds cross complaint.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the quarter ended December 31, 2002, no matters were submitted to a vote of the holders of our securities.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     Below are the high and low closing bid prices of our common stock for the periods shown, as obtained from Pink Sheets LLC, a research service that compiles quote information reported on the National Association of Securities Dealers composite feed or other qualified interdealer quotation medium. The quotations listed below reflect interdealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions. Our common stock traded on the Nasdaq SmallCap Market under the symbol "TLNT" from July 20, 2000 to September 17, 2001, and traded on the OTC Bulletin Board under the same symbol during the other periods shown.

                                                          PRICE RANGE
                                                       ------------------
                                                       LOW           HIGH
                                                       ---           ----
         2001:
         First Quarter                                $0.5625        $1.3125
         Second Quarter                                0.22           1.07
         Third Quarter                                 0.10           0.68
         Fourth Quarter                                0.12           0.28

         2002:
         First Quarter                                $0.18          $0.58
         Second Quarter                                0.10           0.22
         Third Quarter                                 0.06           0.12
         Fourth Quarter                                0.07           0.09

         As of March 31, 2003, we had 43,796,501 shares of common stock outstanding held of record by approximately 500 shareholders, and the high and low sale prices of our common stock on the OTC Bulletin Board on that date were $0.08 and $0.08, respectively. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms which, in turn, hold shares of stock for beneficial owners.

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

         Our authorized capital stock consists of 100,000,000 shares of common stock, no par value per share, and 5,000,000 shares of preferred stock, no par value per share. Of the 5,000,000 authorized shares of preferred stock, 400 shares have been designated as Series A Convertible Preferred Stock, or Series A Preferred, and the remaining 4,999,600 shares are undesignated. As of March 31, 2003 we had shares of 43,796,501 common stock outstanding and 0.19 shares of Series A Preferred outstanding. The following is a summary description of our capital stock.

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

     SERIES A PREFERRED

         In October and November 2000, we issued in a private offering a total of 110 shares of 2000 Series A Preferred Stock to 21 accredited investors in exchange for cash in the amount of $10,000 per share, for aggregate net proceeds of $939,000. Through December 31, 2002, holders of 109.81 shares have converted their preferred shares into common stock leaving one shareholder with 0.19 shares.

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

         Shares Outstanding
         ------------------

         At December 31, 2002, there were 0.19 shares outstanding of the original 110 shares issued. The negative impact of the 2000 Series A Preferred Stock has been waived by substantially all holders of securities that could be impacted by a conversion. Further, a conversion based on the current market price of our stock would not have any adverse effect.

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

OVERVIEW

         We design, manufacture and distribute wired and wireless data communications products for customers worldwide. We currently organize our existing and planned products as follows:

         o Network Access Products, which are a range of commercial grade analog and digital products used for transmitting data and accessing public and private communications networks;

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

         During 2002, our total revenues were $16.1 million, of which $11.9 million or 73.9% was attributable to data transmission and network access products, $3.2 million or 20.1% was attributable to industrial grade modem products, and $968,000 or 6.0% was attributable to our wireless products.

         During 2001, our total revenues were $20.1 million, of which $14.9 million or 74.3% was attributable to data transmission and network access products, $2.7 million or 13.4% was attributable to industrial grade modem products, $1.5 million or 7.5% was attributable to our Traffic Management Systems Division and $1.0 million or 4.8% was attributable to our wireless products.

         We derived a significant portion of our revenues during 2002 from sales to customers and distributors located outside of the United States. Our foreign sales primarily were in Canada and Europe. We anticipate that foreign sales will account for a majority of our revenues during 2003 and that sales of our industrial grade modem products and our wireless products will increase as a percentage of our total revenues in the future. Revenues are recorded when products are shipped if shipped FOB shipping point or when received by the customer if shipped FOB destination.

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

         Each of these policies is described below. The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. Also, there are areas in which management's judgment in selecting any available alternative would not produce a materially different result. We refer you to our consolidated financial statements and notes contained in this report for further information regarding accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

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

         Our arrangements generally do not give customers the right to return products or to cancel firm orders. However, we do offer customers the right to return products that do not function properly within a limited time after delivery, and we sometimes accept returns for stock balancing and negotiate accommodations to customers, including price discounts, credits and returns. In addition, our stocking/distribution agreement with Ingram Micro Inc., which agreement provides Ingram Micro and its affiliates with the non-exclusive worldwide right to purchase, sell and ship to any reseller all computer products produced and/or offered by us during the term of the agreement, provides that Ingram Micro could return to us for credit or refund, up to 180 days after termination or expiration of the agreement, unused products in their original packaging. To make provision for returns, we review the amount of inventory on hand at Ingram Micro at each reporting date. Historically, such amounts have been nominal. The current term of the agreement expires in March 2004 and automatically will renew for successive one-year terms unless earlier terminated by either party upon 30 days' prior written notice or immediately upon written notice in other limited circumstances.

         As of December 31, 2002 and 2001, our estimated provisions for future sales returns and other allowances relating to revenue recorded through those dates were $17,300 and $42,700, respectively. Total charges to sales returns and other allowances amounted to $141,600 and $173,300 in 2002 and 2001, respectively.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS. Our management estimates the uncollectability of our accounts receivable for losses that may result from the inability of our customers to make required payments. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If our customers' financial condition deteriorates such that it impairs their ability to make payments to us, additional allowances may be required. As of December 31, 2002 and 2001, our accounts receivable balances were $3.0 million and $1.2 million (or $3.3 million including accounts receivable assigned to Corlund Electronics), respectively, net of our estimated allowances for doubtful accounts of $331,000 and $309,000. The total provision for doubtful accounts amounted to $22,300 and $93,300 in 2002 and 2001, respectively, excluding the $133,450 provision in 2002 for related party debt.

         RESERVES FOR OBSOLETE INVENTORY. Our management estimates the degree to which our inventory will become obsolete or unmarketable in the future. Management analyzes current technological changes and advances, economic trends, our customers' expected needs, quantities of inventory on hand, and historical inventory turnover when evaluating inventory for obsolescence or unmarketability. We then write down our inventory by an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. As of December 31, 2002 and 2001, our inventories totaled $8.8 and $6.5 million, respectively, net of our estimated provisions for obsolescence and unmarketability write-downs of $886,000 and $400,000, respectively. The total expense for scrap and obsolescence amounted to $470,400 and $392,300 in 2002 and 2001, respectively.

         RESERVES FOR WARRANTIES. Our products generally are covered by warranties for periods ranging up to two years. Management must estimate the cost of product warranties and record that cost at the time we recognize revenue. Our warranty reserve represents our best estimate of the amounts necessary to cover the costs of future and existing claims on products sold as of the balance sheet date. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, warranty claim activity, materials usage and service delivery costs incurred in correcting a product failure. With regard to our Sunrise Series(TM) products, our management has relied on the best available information from Motorola and our own historical information gathered during and since the first quarter of 2001 for an analysis of historical returns. Should actual product failure rates, warranty claim activity, material usage or service delivery costs differ from our estimates, revisions to the reserve for warranties would be required, which would result in an adjustment to our gross profit. As of December 31, 2002 and 2001, we estimated the future costs of warranty obligations relating to revenue recognized through those dates to be $37,500.

         VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS. We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include the following:

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

         If we determine that the carrying value of intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, then we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. For example, in light of the patent infringement litigation settlement agreement we entered into in September 2001 with Aeris Communications, Inc. and in light of changing business conditions, subsequent to September 30, 2001, we reevaluated the value of the intangible technology asset we acquired through our acquisition of eflex Wireless, Inc. in January 2000. Through that reevaluation, we determined that there no longer existed sufficient evidence to support any carrying value for this asset. Therefore, as of December 31, 2001, we expensed the $2,571,016 capitalized value of this asset and the $31,658 capitalized value of a pending patent related solely to the eflex technology. As another example, in light of the development of our DS-3 model microwave communication product, we reevaluated the value of the intangible technology assets we acquired from Sierra Digital Communications, Inc. in 1999 and Racon, Inc. in 2000. Through that reevaluation, we determined that there no longer existed sufficient evidence to support any carrying value for these assets. Therefore, as of December 31, 2002, we expensed the $170,506 unamortized value of these assets and the $97,950 capitalized value of patent applications that have not been issued.

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

         We amortize the amount of discount to a debt obligation as interest expense over the life of the debt obligation. This procedure is intended to result in a net carrying value of those debt obligations that approximates fair value because the resulting effective interest rates approximate the market rates currently available to us. However, this procedure results in a carrying value that is substantially less than the face amount of the debt obligation. Consequently, we disclosed the face amounts of the debt obligations parenthetically on the face of our consolidated financial statements and in the accompanying footnotes.

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

         As to the $2,137,500 in new debt, the estimated value of the rights to acquire common stock under the investor warrants was $747,000. Based on governing accounting pronouncements, the transaction included a beneficial conversion feature valued at approximately $908,000. Therefore, the aggregate valuation discount for the value of all rights to acquire our common stock relating to these notes was approximately $1,654,000, which we are charging to interest expense over the term of the notes. As a result, the initial net carrying value of the $2,137,500 of notes representing new debt was approximately $483,000. The valuation discount resulted in an approximate $1,654,000 increase in both the carrying value of our common stock and our total shareholders' equity. During the year ended December 31, 2002, we charged approximately $498,000 of the valuation discount to interest expense.

         As to the $2,227,500 of replacement notes issued in exchange for cancellation of existing debt, the estimated value of the rights to acquire common stock under the related investor warrants was $403,000. Based on governing accounting pronouncements, the transaction included a beneficial conversion feature. The original unamortized beneficial conversion feature relating to the cancelled notes exceeded the value of the beneficial conversion feature calculated for the replacement notes. Therefore, we did not record an additional valuation discount for the replacement notes. However, the remaining unamortized balance of the original discount of $384,000 is being charged to interest expense over the term of the replacement notes. Therefore, the aggregate net valuation discount for the value of all rights to acquire our common stock relating to the cancelled and replacement notes was approximately $786,000, and the initial net carrying value of the $2,227,500 of replacement notes was approximately $1,441,000. The valuation discount relating to the investor warrants issued in connection with the replacement notes resulted in an approximate $403,000 increase in both the carrying value of our common stock and our total shareholders' equity. During the year ended December 31, 2002, we charged approximately $199,000 of the valuation discount to interest expense.

         ACCOUNTS RECEIVABLE ASSIGNMENT ARRANGEMENT. During 2002, we discharged a substantial portion of our obligation that resulted from purchases of Sunrise Series(TM) products from Corlund Electronics, Inc. by assigning, with full recourse, certain of our accounts receivable to Corlund Electronics. In turn, Corlund has granted a security in the assigned accounts receivable to its commercial lender, UPS Capital Corporation, or UPS. After the assignment, we continue to be responsible for serving the accounts and we participate in the collection activity of the assigned receivables. This arrangement was designed to facilitate our continued acquisition of product from Corlund Electronics and as was additional source of liquidity for us in the absence of a traditional credit facility with a financial institution.

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

         During 2002, we discharged with full recourse under this arrangement approximately $8.4 million of our obligation that resulted from purchases of Sunrise Series(TM) products from Corlund Electronics.However, we did not obtain any formal commitment from UPS to permit Corlund Electronics to continue this arrangement. At December 31, 2002 and 2001, Corlund Electronics had not collected $1.8 million and $2.0 million, respectively, of accounts receivable that we had assigned to them. Through December 31, 2002, we had repurchased approximately $891,000 of the assigned receivables as a result of customers having paid us on the assigned invoices rather than having paid Corlund Electronics directly. Repurchases of doubtful accounts under the recourse obligation have not been material.

         Through January 2003, we continued to satisfy our obligation for product purchases from Corlund Electronics by further assignments to Corlund Electronics of certain of our accounts receivable. In February 2003, our relationship with Corlund Electronics terminated, and we commenced litigation against Corlund Electronics to recind our various agreements, including our assignment arrangement and the assignments made under that arrangement. In April 2003, Corlund Electronics also filed a cross complaint against us.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND
2001

         The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                        Years Ended December 31,
                                                           2002         2001
                                                        ----------   ----------
Net sales............................................      100.0%       100.0%
Cost of sales........................................      (70.0)       (70.7)
                                                        ----------   ----------
Gross profit.........................................       30.0         29.3
Operating expenses:
     Selling, general and administrative.............      (26.1)       (33.0)
     Engineering and product development.............       (9.6)       (10.1)
     Gain on extinguishment of debt..................        7.4          2.1
     Impairment of investment in technology
       and goodwill..................................       (1.7)       (13.0)
                                                        ----------   ----------
Loss from operations.................................         --        (24.6)
Interest expense.....................................      (12.4)        (9.3)
Gain (loss) on sale of assets........................        0.2         (1.4)
Income taxes.........................................         --           --
                                                        ----------   ----------
Net loss                                                   (12.2)%      (35.3)%
                                                        ==========   ==========

         NET SALES. Net sales for the year ended December 31, 2002 were $16.1 million as compared to $20.1 million for the year ended December 31, 2001, a decrease of $4.0 million or 19.9%. The decrease in net sales primarily was a result of the absence during 2002 of $1.5 million in sales of from our Traffic Management Systems Division, the assets of which division we divested as of August 31, 2001, and $2.6 million in non-recurring revenue we earned from Motorola during 2001 in connection with our license agreement. Exclusive of the sales to Motorola, sales of our Sunrise Series(TM) products totaled $11.9 million during 2002 as compared to $14.9 million, during 2001.

         COST OF SALES. Cost of sales for 2002 was $11.3 million as compared to $14.2 million for 2001, a decrease of $2.9 million or 20.7%. Cost of sales decreased as a percentage of sales from 70.7% for 2001 to 70.0% for 2002. The decrease in cost of sales resulted primarily from the absence during 2002 of $2.3 million in the cost of Sunrise Series(TM) products sold to Motorola during 2001 at contracted low gross margins and the absence during 2002 of $781,000 in cost of sales from our divested Traffic Management Systems Division.

         GROSS PROFIT. Gross profit decreased by $1.1 million or 18.0% to $4.8 million for 2002 as compared to $5.9 million for 2001. Gross profit increased as a percentage of net sales to 30.0% for 2002 as compared to 29.3% for 2001. The increase in gross profit as a percentage of sales was due to a change in customer mix that resulted primarily from our fulfillment of our obligation to sell Sunrise Series(TM) products to Motorola at contracted low gross margins. This improvement was partially offset by the absence during 2002 of gross profit and gross margin from our divested Traffic Management Systems Division. Our divested Traffic Management Systems Division recorded gross profit of $735,000, or 48.4% of its net sales, during 2001.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $2.4 million or 36.5% to $4.2 million for 2002 as compared to $6.6 million for 2001, and decreased as a percentage of net sales to 26.1% for 2002 from 33% for 2001. The decrease in selling, general and administrative expenses for 2002 resulted primarily from a $360,000 decrease in salaries and wages and related costs, a $235,000 decrease in non-cash expenses related to consulting services, a $205,000 decrease in legal and accounting professional fees, and a $125,000 decrease in travel and entertainment expense, which were partially offset by the $133,450 provision for amounts due from Michael Armani, a former director and former executive officer of Telenetics, because substantial doubt has arisen as to Mr. Armani's intention and ability to repay the amounts he owes us. The decrease in selling, general and administrative expense during 2002 also resulted from the absence during 2002 of $110,000 for the valuation of warrants in connection with debt termination, $906,000 of expenses from our divested Traffic Management Systems Division, and $495,000 of start-up costs associated with our Sunrise Series(TM) product line that we incurred during 2001.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses decreased by $472,000 or 23.4% to $1.5 million during 2002 from $2.0 million during 2001, and decreased as a percentage of net sales to 9.6% in 2002 from 10.1% during 2001. This decrease in engineering and product development expenses was primarily due to a $285,000 decrease in expense associated with our Wireless Data Networking Division. This decrease occurred primarily because we were unable to pursue the commercialization of the eflex technology due to patent infringement actions filed against us by Aeris Communications, Inc. A $150,000 decrease in consulting and professional service expenses and the absence of $78,000 of engineering expenses from our divested Traffic Management Systems Division also contributed to the decrease in expenses. The decreases were partially offset by the charging of all of our $1.5 million of engineering and product development expenses to engineering and product development expenses during 2002, as compared to charging $158,000 of our engineering and product development expenses to start-up costs during 2001. During 2001, engineering personnel spent significant time supporting the manufacturing start-up of the Sunrise Series(TM) product line, which resulted in approximately $158,000 being charged to selling, general and administrative expenses for that period. Engineering and product development expense for 2002 and 2001 included $427,000 and $523,000, respectively, in amortization for deferred compensation arrangements in connection with our acquisition of eflex.

         GAIN ON DEBT EXTINGUISHMENT. Gain on debt extinguishment increased by $768,000 or 184.8% to $1.2 million during 2002 from $415,000 during 2001, and increased as a percentage of net sales to 7.4% in 2002 from 2.1% during 2001 primarily due to the settlement of an account payable of approximately $905,000 for $150,000 which resulted in a gain of $695,000, net of commission, in addition to other settlements of accounts payable obligations, the Motorola settlement and the Knobbe Martin note payable, for less than the carrying value of those obligations. We recorded gains of $415,000 in 2001. These gains were attributable to our settlement of accounts payable obligations and various litigation matters, for less than the carrying value of those obligations.

         IMPAIRMENT OF INVESTMENT IN TECHNOLOGY AND GOODWILL. After the 2003 introduction of the new DS-3 model product, which replaces the technology acquired from Racon and Sierra Digital, we expect the sale of products acquired from Racon and Sierra Digital will be limited to replacements for, or expansion of, existing installations. In addition, we reevaluated patents that have not yet been implemented. Through these reevaluations, we determined that there no longer existed sufficient evidence to support the carrying value of these assets. Therefore, at December 31, 2002 we expensed the $170,500 unamortized value of these intangibles and the $98,000 capitalized value of patents applications that have not been issued.

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

         LOSS FROM OPERATIONS. Loss from operations decreased by approximately $4.9 million to $2,000 for 2002 from a $4.9 million for 2001 and decreased as a percentage of net sales from 24.6% for 2001 to 0.0% for 2002. The decrease in operating loss and operating margin was due to the above described decrease in gross profit and decreases in operating expenses, including the $1.2 million gain on debt extinguishment.

         INTEREST EXPENSE. Interest expense increased by $119,000 or 6.3% to $2.0 million during 2002 as compared to $1.9 million during 2001. The increase in interest expense was primarily attributable to an increase in non-cash interest expense related to the amortization of the beneficial value ascribed to investor warrants associated with the 2002 convertible notes. The non-cash interest expense for 2002 was $1.5 million as compared to $1.4 million in 2001.

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

         INCOME TAXES. Income taxes were nominal in both years because we are in a loss carryforward position for federal income tax purposes. At December 31, 2002, the components of our deferred tax assets and liabilities were comprised primarily of the future tax benefit of our net operating loss carryforwards of approximately $6.5 million. The use of the net operating loss carryforwards could be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of our continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of deferred tax assets is not more likely than not. Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of December 31, 2002.

         NET LOSS. Net loss for the year ended December 31, 2002 decreased by $5.1 million or 72.4% to $2.0 million or 12.2% of net sales as compared to a net loss of approximately $7.1 million or 35.3% of net sales for the year ended December 31, 2001. The decrease in net loss primarily was due to the $2.4 million decrease in selling, general and administrative expenses, the $472,000 decrease in engineering and product development expenses and the $768,000 increase in the gain on debt extinguishment which was offset by a $2.3 million increase in expenses due to the write off of impaired technology assets and a $119,000 increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

         During 2002 and 2001, we financed our operations and capital expenditures primarily through product sales, through private placements of convertible debt, through the assignment, with full recourse, of certain accounts receivable, and through modifications and conversions of outstanding notes into shares of common stock. Some of the modifications and conversions involved the issuance of common stock purchase warrants.

         During the quarter ended September 30, 2001, our revolving line of credit with celtic capital corporation was terminated. For a substantial portion of the nine months then ended, we had little or no effective availability under that line. This situation adversely impacted our operations. In the absence of a viable credit facility, during the last six months of 2001, we discharged approximately $5.3 million of the obligations we incurred in connection with our acquisition of finished goods inventory of our Sunrise Series(TM) products from Corlund Electronics by assigning, with full recourse, certain of our accounts receivable to Corlund Electronics. Under this arrangement, Corlund Electronics gave us immediate credit for the assigned receivables against amounts owed for product purchases the same as if the payment had been made in cash, and in turn Corlund Electronics pledged those accounts as security for loans from its senior lender. After the assignment, we continue to be responsible for serving the accounts, and we participated in the collection activity relating to the assigned receivables. This arrangement was designed to facilitate the continued acquisition of product from Corlund Electronics and to serve as an additional source of liquidity in the absence of a traditional credit facility with a financial institution.

         During 2002, we granted to Corlund Electronics a continuing security interest in certain of our assets as an inducement to Corlund Electronics to continue this arrangement, including all accounts receivable, inventory, contract rights, instruments, investment property, chattel paper and general intangibles in the nature of payment obligations. Under the informal arrangement, we decreased the accounts receivable reported in our consolidated balance sheet as of December 31, 2001 for those accounts that were assigned to Corlund Electronics to discharge our obligation from the purchase of product, and similarly decreased the accounts payable due to Corlund Electronics for those purchases.

         In August 2002, we entered into an amendment to our manufacturing agreement with Corlund Electronics which provided that, subject to restrictions or limitations imposed by Corlund Electronics' secured lender, we had the right during the remainder of the term of the manufacturing agreement to pay any invoice remaining unpaid for more than 60 days by assigning to Corlund Electronics our current, collectable accounts receivable, which shall be applied to amounts due to Corlund Electronics upon collection by Corlund Electronics. Based on the terms of the August 2002 amendment, the assigned accounts receivables and the corresponding accounts payable obligations are presented on our balance sheet at their gross amounts until collection of the accounts receivable.

         During 2002, we discharged with full recourse under this arrangement approximately $8.4 million of our obligation. However, this assignment procedure was terminated in February 2003. At December 31, 2001 and 2002, Corlund Electronics had not collected $2.0 million and $1.8 million, respectively, of accounts receivable that we had assigned to them. Through December 31, 2002, we had repurchased approximately $891,000 of the assigned receivables primarily as a result of customers having paid us on assigned invoices rather than having paid Corlund Electronics directly. Repurchases of doubtful accounts under the recourse obligation have not been material.

         On August 30, 2002, we executed a repayment agreement with Corlund Electronics in the principal amount of $1.2 million. This obligation bears interest at the rate of 9.0% per annum and is repayable in thirteen installments, with the first installment of $60,000 due on November 30, 2002 and the remaining balance of principal and interest due in twelve equal monthly installments on the last day of each calendar month beginning February 28, 2003 which have not been made pending the outcome of our litigation with Corlund Electronics. Corlund Electronics is to apply amounts paid under this obligation against accounts receivable due to Corlund Electronics from us pursuant to our manufacturing agreement with Corlund Electronics.

         On December 31, 2002, we executed a repayment agreement with Corlund Electronics in the principal amount of $300,000. The note bears interest at 9% per annum payable in one installment of $15,000 on March 31, 2003 and the remaining balance of principal and interest is due in monthly installments of approximately $25,903 through maturity of May 31, 2004. There have been no payments on this note pending the outcome of our litigation with Corlund Electronics.

         As of December 31, 2002, we had working capital of $1.8 million, which reflected a $3.9 million improvement from our $2.1 million working capital deficiency at December 31, 2001. As of December 31, 2002, we also had an accumulated deficit of $36.9 million, a net bank overdraft of $111,000 and $3.0 million in net accounts receivable. In addition, at that date we had promissory notes in the aggregate amount of $5.8 million (stated net of unamortized valuation discounts of $1.7 million), of which $384,000 was due to related parties.

         Net cash used in our operating activities amounted to $841,000 during the year ended December 31, 2002, which was a decrease of $1.3 million from the $2.2 million that we used during the year ended December 31, 2002. This primarily was attributable to changes in assets and liabilities, which was a function of a decrease in accounts receivable of $267,000, a decrease in accounts payable and accrued expenses of $1.5 million offset by an increase in inventory of $2.8 million. Net cash used in our operating activities reflected a $1.2 million gain on debt extinguishment, of which we reclassified $713,000 as a component of operating expenses based on an April 2002 accounting pronouncement. We previously reported the $713,000 gain on debt extinguishment as an extraordinary gain during the three months ended March 31, 2002. Net cash used in our operating activities also reflected a provision for $133,450 due from Michael A. Armani, a former director and executive officer, because substantial doubt has arisen as to Mr. Armani's intention and ability to repay the amounts he owes us in connection with advances of our funds that he made to himself while he was a director and executive officer of Telenetics.

         During 2001, while we were establishing the capacity to manufacture Sunrise Series(TM) products and administer customers' orders and were establishing our marketing network, we experienced a build-up of finished goods inventory of Sunrise Series(TM) products for which there were no then existing orders. We also experienced an increase in the time our customers took to pay our accounts receivable and a corresponding decrease in our accounts receivable turnover, which resulted in a greater than anticipated use of operating cash flows. During 2002, we experienced an additional build-up of such inventory to approximately $2.8 million due principally to timing and forecasting differences. While we made significant progress in stabilizing our product distribution during the fourth quarter of 2001 and during 2002, this additional build-up resulted in a greater use of operating cash flows. We anticipate that during the first six months of 2003, built-up inventories will decrease and our inventory turnover and accounts receivable turnover will increase.

         As of March 31, 2003, we had $2.1 million in backlog orders for our products. These orders were due in large part to our Sunrise Series(TM) products. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. The typical duration from receipt of a purchase order or other purchase commitment to shipment of the products ordered to the customer ranges from three to ten weeks depending upon the product mix and the size of the order. However, we cannot assure you that we will be successful in fulfilling such orders and commitments in a timely fashion or that we ultimately will recognize as revenue the amounts reflected as backlog.

         Our backlog as of March 31, 2003 represented approximately nine weeks of sales volume. Our backlog as of that date and for the year ended December 31, 2002 was significantly less than our backlog during the first half of the year 2001. The backlog for the first half of the year 2001 included a substantial amount of pent-up backlog of Sunrise Series(TM) products that resulted from the acquisition of those product lines, including substantially all required pass-through sales to Motorola's Multiservice Networking Division. The subsequent reduction in backlog primarily is due to improvements in our ability to ship Sunrise Series(TM) products to our customers and the completion of $2.6 million in required pass-through sales to Motorola's Multiservice Networking Division. We anticipate that the backlog of orders for products will be consistent with approximately nine weeks of sales volume, subject to possible seasonal fluctuations and our ability to identify and obtain sufficient sources of working capital.

         Net cash used in our investing activities amounted to $11,000 during 2002. This was attributable to our acquisition of delivery equipment.

         Net cash provided by financing activities amounted to $810,000 during 2002. This primarily was attributable to $1,885,000 of proceeds from convertible promissory notes and $300,000 from a bridge loan, which were offset by net repayments of debt in the aggregate amount of $1.1 million and a $235,000 reduction in our bank overdraft. We used the cash proceeds from the convertible promissory notes to repay the $300,000 bridge loan that we obtained from one of the 2002 note investors in January 2002 and for working capital purposes, including a pay down of accounts payable and accrued expenses and the pay off of a mature $100,000 note payable.

         We received the $1,885,000 of proceeds from convertible promissory notes through three private placements of three-year convertible promissory notes, (collectively, the "2002 notes"), that carry a continuing security interest in all of our inventory. The private placements involved the issuance of $2,137,500 in new debt and the replacement of $2,227,500 in outstanding debt. The outstanding debt comprised the $2,115,000 principal balance of a 10% promissory note due January 2, 2003 to Dolphin Offshore Partners, L.P., a beneficial owner of more than 5% of our outstanding common stock, and the $75,000 principal balance of a 6.5% junior convertible subordinated debenture due January 23, 2003 and the $37,500 principal balance of a 10% subordinated unsecured promissory note due 2001, both of which were held by Tag Kent Partners, a partnership of which Michael N. Taglich who subsequently became our chairman in May 2002, is the general partner.

         The 2002 notes initially bear interest at 6% per annum. If the market price, which is the average of the three lowest volume weighted average prices of our common stock during the preceding 25 trading days immediately prior to conversion of a note, is below the conversion price floor, which is $0.10, then the interest rate on the 2002 notes will increase to 16% per annum until the market price exceeds the conversion price floor by 20% for 20 consecutive trading days. The effect of this provision has been waived the holders of substantially all of the principal amount of 2002 notes. The principal balances of the 2002 notes are convertible into common stock at any time or from time to time at the option of the holders. At December 31, 2002, the 2002 notes were convertible into shares of common stock at a price equal to 85% of the market price, subject to a $0.44064 ceiling and a $0.10 floor. During July 2002, an aggregate of $20,000 in principal amount of 2002 notes was converted into common stock at the $0.10 floor. To the extent the principal amounts of the 2002 notes are converted into shares of common stock, we will not have to repay those principal amounts.

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

         We are negotiating modifications of the 2002 notes which will drastically relieve the consequences of such defaults in exchange, among other things, for an increase in the interest rate to 9%. Formal documentation is in its final stages and has been executed by holders of notes representing $3.6 million of the original principal balance of $4.4 million. The effect of the interest rate increase provision has been waived through the execution of the final documents by holders of substantially all of the principal amount of 2002 notes.

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

         The new note to Dolphin Offshore Partners, L.P. also prohibits us from paying cash compensation, other than expense reimbursement, to our directors in consideration for director services rendered on or after May 15, 2002. As a result, accrued but have not yet paid cash compensation due to our directors under a director compensation and equity incentive policy that our board of directors adopted in June 2002. That policy provides for the grant of stock options and the payment of an aggregate of $132,000 in cash to our non-employee directors during their year of service that began on May 15, 2002.

         In addition to the above-described replacements of outstanding debt, effective April 26, 2002, we amended the terms of a convertible subordinated promissory note that is payable to our legal counsel in consideration for services rendered to us. Since its issuance in June 2001, the note has been convertible into shares of our common stock at the option of the holder at a rate of $1.50 per share and has been secured by substantially all of our assets. As amended, the principal of the note includes the sum of the outstanding balance due under the note as of the date of the amendment plus all additional amounts that were due as a result of additional services rendered to us by the holder through the date of the amendment. In addition, the note as amended provides that on each future addition date, which are May 1, 2002 and the first day of each subsequent month before the note is paid in full, any and all amounts of fees and costs that become due from us to the holder in connection with the holder's provision of services to us during the month preceding the future addition date will be added to the principal sum of the note unless the holder elects not to make the addition. The amendment to the note reduced the interest rate of the note from 6% per annum to 3% per annum during periods in which the note is not in default, and extended the due date of the note from January 25, 2003 to January 1, 2004. Monthly principal and interest payments due under the note were increased from $26,261 to a minimum of $30,000. We have agreed to make prepayments of any and all amounts due under the note at the earliest practicable dates. As of December 31, 2002, the principal balance of the note was approximately $605,000.

         In addition to the above-described modifications and replacements of outstanding term indebtedness, during 2002 we renegotiated with key suppliers and trade payable debtors in order to extend the payment terms for over $500,000 in overdue balances.

         Effective March 1, 2003, we entered into modification agreements with the holders of the 2002 secured convertible notes ("2002 notes") representing $3.6 million of the original $4.4 million principal balance of the 2002 notes, and we are in the process of documenting modification agreements with the holders of the remaining $750,000 of the 2002 notes. The amended and restated notes to be issued under these modification agreements will include unpaid principal and accrued interest through June 30, 2003, and will bear interest at 9% per annum commencing March 1, 2003. Interest payments on the amended and restated notes will be paid quarterly in arrears commencing September 30, 2003. We will make principal payments on these new notes quarterly on February 15, May 15, August 15 and November 15 in each year commencing on August 15, 2003. The amount of the quarterly principal payments will be 10% of the then outstanding principal balance for the SDS notes and 5% of the then outstanding principal balance of the Dolphin note. All unpaid principal and accrued interest will be due and payable at maturity on March 1, 2006. Cross default provisions will apply to secured debt only and any indebtedness to Corlund Electronics or its successors will be excluded. All of the outstanding warrants to purchase our common stock held by 2002 note holders will be amended to provide for a fixed exercise price equal to the current exercise price of $0.44064 per share. In addition, for each $1 of principal and accrued interest outstanding on February 28, 2003, the holder will receive 3.5 shares of our common stock. The holders of $3.6 million of 2002 notes that have executed the final modification documentation as of April 14, 2003 will be issued 12,947,239 shares of our common stock along with their amended and restated notes. The holders of the remaining $750,000 of 2002 notes that have not yet executed the final documentation would receive an additional 2,731,424 shares if all of those 2002 note holders execute modification agreements. The shares of common stock issued in connection with the issuance of the amended and restated notes, including the shares of common stock underlying the modified warrants, will carry piggyback registration rights. Under the terms of the modification agreements, the holders of 2002 notes have agreed to waive any and all defaults of the 2002 notes. As to the 2002 note holders that have not executed modification agreements, there are waivers in effect until the execution of the final documents reflecting the proposed amendments.

         The following table outlines payments due under our significant contractual obligations over the next five years, exclusive of interest:

                                                             Payments Due by Period
       Contractual              ------------------------------------------------------------------------------
     Obligations At                                 Less than 1         1 - 3           4 - 5        After 5
   December 31, 2002                  Total             year            Years           Years         Years
--------------------------      ----------------- ---------------- --------------- -------------- ------------
 Long Term Debt                       $7,515,966       $2,562,644      $4,953,322        $    --       $   --

 Capital Lease Obligations                17,051           10,023           7,028             --           --

 Operating Leases                        719,151          316,145         403,006             --           --

 Unconditional Purchase
 Obligations                                  --               --              --             --           --
                                ----------------- ---------------- --------------- -------------- ------------

 Total Contractual Cash
 Obligations                          $8,252,168       $2,888,812      $5,363,356           $ --       $   --
                                ================= ================ =============== ============== ============

         The above table outlines our obligations as of December 31, 2002 and does not reflect the changes in our obligations that occurred after that date, including the modification of the 2002 notes discussed above.

         Our consolidated financial statements as of and for the years ended December 31, 2002 and 2001 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this annual report and in Note 2 to those consolidated financial statements, we have suffered recurring losses from operations and are involved in a dispute with Corlund Electronics, a significant contract manufacturer. These factors, among others, raised substantial doubt about our ability to continue as a going concern and led our independent certified public accountants to include an explanatory paragraph in their reports related to our ability to continue as a going concern. The consolidated financial statements included in this annual report do not include any adjustments that might result from the outcome of this uncertainty.

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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

         In April 2002, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 145, "Rescission of FASB Statements No. 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," to update, clarify and simplify existing accounting pronouncements. FASB Statement No. 4, which required all gains and losses from debt extinguishment to be aggregated and, if material, classified as an extraordinary item, net of related tax effect, was rescinded. Consequently, FASB Statement No. 64, which amended FASB Statement No. 4, was rescinded because it no longer was necessary. Therefore, the financial statements have been retroactively reclassified to include such amount as a component of operating expense for the years ended December 31, 2002 and 2001 respectively.

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

         We have incurred net losses in each fiscal year since our inception, with the exception of the fiscal year ended March 31, 1998, in which we realized nominal net income of $94,000. For the year ended December 31, 2002, we reported a net loss of approximately $2.0 million, as compared to a net loss of $7.1 million for the year ended December 31, 2001. Our accumulated deficit through December 31, 2002 was approximately $36.9 million, and as of that date we had a total shareholders' equity of $199,000, and working capital of $1.8 million. We expect that our losses may continue further into the future. We cannot assure you that we will attain profitable operations in the future.

         Our recurring losses from operations, cash used in operations on a recurring basis, our accumulated deficit and our involvement in a dispute with a significant contract manufacturer, as discussed below, at December 31, 2002, among other factors, raised substantial doubt about our ability to continue as a going concern and led our independent certified public accountants to include an explanatory paragraph related to our ability to continue as a going concern in their report for each of the years ended December 31, 2002 and 2001. Reports of independent auditors questioning a company's ability to continue as a going concern generally are viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing to the extent needed for our continued operations or for planned expansion, particularly if we are unable to attain and maintain profitable operations in the future. Consequently, future losses may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. We urge potential investors to review the report of our independent certified public accountants and our consolidated financial statements before making a decision to invest in Telenetics.

TERMINATION OF MANUFACTURING ARRANGEMENT WITH CORLUND ELECTRONICS, THE CONTRACT MANUFACTURER OF A MAJORITY OF OUR SUNRISE SERIES(TM) PRODUCTS, COULD ADVERSELY IMPACT OUR OPERATIONS.

         We contracted with Corlund Electronics to perform component purchasing, full product assembly, testing and preparation for shipment for the majority of our Sunrise Series(TM) products. The contract had an initial term of three years, expiring December 29, 2003, with three automatic one-year renewals unless Corlund Electronics provided written notice of termination to us at least 180 days prior to the expiration of the then current term or unless we provide written notice of termination to Corlund Electronics at least 180 days prior to the expiration of the second one-year renewal and we meet certain other criteria regarding currentness of our payments to Corlund Electronics. We agreed to purchase from Corlund Electronics a minimum of $900,000 of products per month during the remaining term of the contract.

         Corlund Electronics experienced significant difficulties in producing our Sunrise Series(TM) products in a timely fashion due to what we believe to be problems in assimilating the production of those products and difficulties in sourcing parts. Although Corlund Electronics had been working to resolve these difficulties, they were not able to successfully resolve and/or prevent recurrence of these difficulties and be able to produce our Sunrise Series(TM) products in a timely fashion.

         Production delays at Corlund Electronics interfered with our ability to timely ship orders to our customers, which has caused us to lose orders and customers for our Sunrise Series(TM) products. These losses of orders and customers have adversely impacted our financial condition. These losses of orders and customers could continue because of Corlunds' production delays which adversely impacted our ability to meet our monthly purchase minimums under our contract with Corlund Electronics.

         In February 2003, Corlund Electronics advised us that they would be unable to meet any of its then outstanding delivery commitments, that they were unable to provide any new dates for those deliveries, and was unable to tell us when or if they would be able to provide new delivery dates. As a result, we determined that our manufacturing arrangement with Corlund Electronics has been effectively terminated.

         Since we had concerns over the viability of our manufacturing arrangement with Corlund Electronics, we made arrangements with other qualified contractors during the three months ended December 31, 2002. However, only a limited number of our products are covered by these new arrangements. We will be required to undertake the expensive and time-consuming efforts to transition the contracted services for the remaining products manufactured by Corlund Electronics to other qualified contractors or to our own facilities which could take up to four months or longer. We cannot assure you that we have the resources or ability to successfully accomplish such a transition. While we are in the process of making any such transition, and if we are unable to successfully accomplish such a transition, our ability to continue to sell our Sunrise Series(TM) products could be seriously impaired or completely lost.

DISPUTE WITH CORLUND ELECTRONICS COULD HAVE AN ADVERSE EFFECT ON OUR CASH FLOW AND LIQUIDITY.

         After we commenced litigation against Corlund Electonics (also known as Comtel Electronics), they commenced various actions which we believe are inappropriate, that have complicated the collection of our accounts receivable and has caused one major customer to withhold payment of its account balance. If we are unable to resolve this situation, it could have a serious adverse effect on our cash flow, liquidity and operations.

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

WE DO NOT PRESENTLY HAVE A TRADITIONAL CREDIT FACILITY WITH A FINANCIAL INSTITUTION. THIS ABSENCE MAY CONTINUE TO ADVERSELY IMPACT OUR OPERATIONS.

         We do not presently have a traditional credit facility with a financial institution. In the absence of a tradtional credit facility, we assigned, with full recourse, certain of our accounts receivable to Corlund Electronics in satisfaction of our obligations for product purchases from Corlund Electronics. During the last six months of 2001, we discharged with full recourse approximately $5.3 million of our obligation that resulted from purchases of Sunrise Series(TM) products from Corlund Electronics. During 2002, we discharged with full recourse approximately $8.4 million of our obligation. However, our assignment arrangement with Corlund Electronics terminated in February 2003, and we are presently in litigation with Corlund Electronics.

         The absence of a traditional credit facility with a financial institution could continue to adversely impact our operations. The absence of the arrangement of accepting the assignment of our accounts receivable in satisfaction of our obligations for product purchases could materially and adversely impact our operations. We cannot assure you that we will be able to continue operations if we are unable to obtain an appropriate credit facility.

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

         We currently do not have any commitments for additional financing. Some of our promissory notes contain prior written consent and right of first refusal provisions and the grant of a continuing security interest in all of our inventory, and some of our other outstanding promissory notes and obligations contain the grant of a security interest in substantially all of our assets. All of these provisions restrict our ability to obtain debt and/or equity financing. In addition, deteriorating global economic conditions may cause prolonged declines in investor confidence in and accessibility to capital markets. Further, because our common stock is not listed on a national exchange, the ability of any potential or future investors to achieve liquidity from our common stock is limited, which could inhibit, if not preclude, our ability to raise additional working capital on a timely basis, in sufficient amounts or on terms acceptable to us.

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

IF WE DEFAULT UNDER OUR OUTSTANDING PROMISSORY NOTES, WE COULD FACE SIGNIFICANT ADVERSE CONSEQUENCES.

         As of March 31, 2003, we had outstanding promissory notes in the aggregate principal amount of approximately $5.8 million. Of those, notes with aggregate principal amounts of $2.6 million are due and payable during 2003. The agreements we entered into in connection with our 2002 notes, and the amended and restated notes to be issued pursuant to our modification of the 2002 notes, include extensive customary representations, warranties and covenants, including a cross-default covenant that would be breached if we fail to repay our other outstanding promissory notes. The $750,000 of the 2002 notes that have not yet been modified also provide for an interest rate increase from 6% per annum to 16% per annum if the market price of our common stock falls and remains below $0.10 per share for an extended period. The market price of our common stock has been at and below $0.10 in the recent past. A 10% increase in the interest rate of the 2002 notes would result in substantial increases in our quarterly interest payments due on those notes. If we default under the 2002 notes due to a failure to pay accrued interest, due to a cross-default, or for any other reason, the holders of the 2002 notes could, among other things, require us to pay substantial penalties, require us to repay those notes at a premium and/or foreclose upon their security interest in our inventory. Any of these events could have a material adverse effect on our business, operating results, financial condition, cash flows and ability to service our other indebtedness.

SHARES OF OUR COMMON TO BE ISSUED IN CONNECTION WITH THE MODIFICATION OF THE 2002 NOTE HAVE AND WILL DILUTE YOUR INVESTMENT IN OUR STOCK

Effective March 1, 2003, we entered into modification agreement with the holders of the 2002 secured convertible notes ("2002 notes") representing $3.6 million of the originak $4.4 million principal balance of the 2002 notes. The 43,796,501 of our common stock outstanding on April 14, 2003 includes the 12,947,239 shares being issued under those modification agreements. We are also in the process of documenting the modification agreements with the holders of the remaining $750,000 of the 2002 notes. The 2002 note holders that have not yet executed the final documentation would receive an additional 2,731,424 shares if all of those modification agreements are executed.

TO THE EXTENT OUR RE-EMPHASIS ON MARKETING AND SALES OF OUR DATA TRANSMISSION AND NETWORK ACCESS PRODUCTS IS UNSUCCESSFUL, OUR OPERATING RESULTS MAY CONTINUE TO SIGNIFICANTLY DEPEND UPON THE ACCEPTANCE BY THE UTILITY INDUSTRY OF OUR INDUSTRIAL AUTOMATION PRODUCTS.

         Our management believes that our entry into the license agreement with Motorola together with our efforts to take advantage of the worldwide distribution network developed by Motorola in connection with our licensed commercial analog and digital data transmission and network access products, provide us with a unique opportunity to capitalize on and re-emphasize the expertise we have gained through our years of development, manufacturing and marketing of data transmission and network access products. However, to the extent we are unsuccessful with our efforts toward this re-emphasis, we may need to continue to rely heavily upon sales of our automatic meter reading, or AMR, and other remote monitoring products to utilities, transportation authorities and other such entities.

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

         Historically, we have derived a significant portion of our revenues from a relatively limited number of customers. In fact, during 2002, one customer, Data Connect Enterprises, accounted for approximately 13.2% of our consolidated net sales and during 2001, two customers, Data Connect Enterprises and Motorola's Multiservice Networking Division, accounted for approximately 16.4% and 12.8%, respectively, of our consolidated net sales. During the quarter ended September 30, 2001 we completed our required pass-through sales to Motorola's Multiservice Networking Division and that division subsequently was sold. As a result, we will not be making further sales to that division. Although our current business strategy involves the use of multiple resellers and distributors, such as Data Connect Enterprises, who we anticipate will act as multiple customers for our products, we cannot assure you that a limited number of large customers will not continue to account for the majority of our revenues. If this occurs, the loss of any one or more of our major customers would likely have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

IF WE ARE UNABLE TO FULFILL BACKLOG ORDERS DUE TO CIRCUMSTANCES INVOLVING US OR ONE OR MORE OF OUR CUSTOMERS, OUR ANTICIPATED RESULTS OF OPERATIONS AND CASH FLOWS WILL SUFFER.

         As of March 31, 2003, we had approximately $2.1 million in backlog orders for our products, which represented approximately nine weeks of sales volume. These orders were due in large part to our Sunrise Series(TM) products. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. The typical duration from receipt of a purchase order or other purchase commitment to shipment of the products ordered to the customer ranges from three to ten weeks depending upon the product mix and the size of the order. However, we cannot assure you that we will be successful in fulfilling orders and commitments in a timely fashion or that we will ultimately recognize as revenue the amounts reflected as backlog.

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

WE ARE UNABLE TO PREDICT THE EXTENT TO WHICH THE RESOLUTION OF LITIGATION PENDING AGAINST US COULD ADVERSELY AFFECT OUR BUSINESS.

         On August 2, 2002, Michael A. Armani filed an action against us, our Chairman of the Board and our President and Chief Financial Officer, alleging breach of contract, fraud and deceit, interference with contractual relationship and prospective advantage and inducing breach of contract. Mr. Armani seeks general damages of at least $450,000 and punitive and exemplary damages in excess of $15,000,000. The complaint relates to the terms and effectiveness of documentation relating to his September 2000 separation from employment with us. The complaint also relates to compensation he claims is due for services he allegedly rendered to us following his separation. We believe Mr. Armani's claims are without merit because, among other factors, Mr. Armani alleged the existence of contracts that did not exist between us, Mr. Armani admitted in the complaint that he failed to execute proposed separation documentation prior to the explicit expiration date of the offer described in the documentation, and in anticipation of execution of the documentation, we paid all of the amounts that Mr. Armani was to have received under the proposed separation arrangement. Mr. Armani's complaint has been answered by all defendants, and we have filed a cross-complaint to recover approximately $212,000 of our funds that Mr. Armani loaned to himself for his own personal benefit without prior approval or authorization of our board of directors while he was an executive officer and director of our company. All defendants have made discovery requests, and Mr. Armani has failed to timely respond to the discovery requests or appear for his deposition. All defendants plan to make a motion to compel Mr. Armani's response to discovery or in the alternative dismissal of his complaint. However, we cannot predict the outcome of this matter or the extent to which the resolution of this matter could adversely affect our business and results of operations.

On February 21, 2003 we filed an action against Comtel Electronics, Inc. (also known as Corlund Electronics). The complaint seeks (a) relief based upon rescission of our Manufacturing Agreement with Corlund Electronics including all amendments, assignments and other agreements related thereto, (b) fraud, (c) breach of contract, and (d) payment for goods sold and delivered at an agreed price. We seek general damages of approximately $18,300,000 and punitive and exemplary damages. On April 7, 2003, Corlund Electronics answered the complaint with a general denial and filed a cross complaint. In addition to the amounts that we have recorded for transactions with Corlund Electronics, the Corlund cross complaint seeks to recover approximately $900,000 new charges for minimum order shortfall, interest and excess inventory carrying charges, as well as $1.9 million charges for excess inventory Corlund claims that they are holding. Corlund's cross complaint also alleges that, included within the amounts claimed is approximately $900,000 of proceeds of assigned accounts receivable which we are alleged to have fraudulently collected and converted and is the basis for which Corlund seeks punitive damages. We have propounded discovery as to both our complaint and Corlunds cross complaint. We cannot predict the outcome of this matter or the extent to which the resolution of this matter could adversely affect our business and results of operations.

OUR COMMON STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS AND IN LITIGATION AGAINST US.

         The stock market as a whole and individual stocks historically have experienced extreme price and volume fluctuations, which often have been unrelated to the performance of the related corporations. During the year ended December 31, 2002, the high and low closing sale prices of our common stock were $0.58 and $.06, respectively. The market price of our common stock may exhibit significant fluctuations in the future in response to various factors, many of which are beyond our control and which include:

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

         As of March 31, 2003, we had outstanding 43,796,501 shares of common stock, nearly all of which were unrestricted, were eligible for resale without registration under Rule 144 of the Securities Act of 1933, or were registered for resale or issued with registration rights. Disregarding beneficial ownership cap limitations that apply to some holders of our derivative securities, as of March 31 2003, we also had outstanding options, warrants, promissory notes and preferred stock that were exercisable for or convertible into approximately 26,897,898 shares of common stock, nearly all of which were issued with registration rights. Sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price for our common stock. Any adverse effect on the market price for our common stock could make it difficult for us to sell equity securities at a time and at a price that we deem appropriate.

FUTURE CONVERSIONS OR EXERCISES OF SOME OF OUR OUTSTANDING DERIVATIVE SECURITIES COULD SUBSTANTIALLY DILUTE YOUR INVESTMENT BECAUSE THE CONVERSION AND EXERCISE PRICES OF THOSE SECURITIES AND/OR THE NUMBER OF SHARES OF COMMON STOCK ISSUABLE UPON CONVERSION OR EXERCISE OF THOSE SECURITIES ARE SUBJECT TO ADJUSTMENT.

         We issued various notes, warrants and shares of preferred stock that are convertible or exercisable at prices and/or into or for numbers of shares of common stock that are subject to adjustment due to a variety of factors, including the issuance of securities at an exercise or conversion price less than the then current exercise price of those warrants or conversion price of those notes or shares of preferred stock. On March 31, 2003, the closing price of a share of our common stock on the OTC Bulletin Board was $0.08. Disregarding beneficial ownership cap limitations that apply to some holders of our derivative securities, on March 31, 2003, the notes, warrants and shares of preferred stock with adjustable conversion and/or exercise prices were convertible into or exercisable for approximately 22,516,300 shares of common stock. However, if we were to issue shares of common stock or securities convertible into shares of common stock at the $0.08 price, we would trigger an adjustment of the exercise and conversion prices of these adjustable securities. As a result, an additional approximate 8,998,581 shares of common stock would become issuable upon exercise or conversion of these adjustable securities if we disregarded beneficial ownership cap limitations. The number of shares that these adjustable securities ultimately may be converted into or exercised for could prove to be greater than these estimates if the market price of our common stock declines. You could, therefore, experience substantial dilution of your investment as a result of the conversion or exercise of our outstanding derivative securities.

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

BECAUSE OUR STOCK IS NOT LISTED ON A NATIONAL SECURITIES EXCHANGE, YOU MAY FIND IT DIFFICULT TO DISPOSE OF OR OBTAIN QUOTATIONS FOR OUR COMMON STOCK.

         Our common stock trades under the symbol "TLNT" on the OTC Bulletin Board. Because our stock trades on the OTC Bulletin Board rather than on a national securities exchange, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock.

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

OUR PREFERRED STOCK MAY DELAY OR PREVENT A TAKEOVER OF TELENETICS, POSSIBLY PREVENTING YOU FROM OBTAINING HIGHER STOCK PRICES FOR YOUR SHARES.

         Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights of those shares, without any further vote or action by our shareholders. Of these shares, 400 have been designated as Series A Convertible Preferred, of which 0.19 were outstanding as of March 31, 2003. The rights of the holders of our common stock are subject to the rights of the holders of our outstanding preferred stock and will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we may issue in the future. The issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, which would delay, defer or prevent a change in control of Telenetics. Furthermore, preferred stock may have other rights, including economic rights senior to the common stock, and, as a result, the issuance of preferred stock could adversely affect the market value of our common stock.

ITEM 7. FINANCIAL STATEMENTS.

         Our consolidated financial statements are filed with and begin on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         On November 12, 2002, BDO Seidman, LLP ("BDO"), the independent accounting firm that we engaged as principal accountant to audit our financial statements, advised our audit committee that the client-auditor relationship with BDO had ceased on that date.

         The audit reports of BDO on our consolidated financial statements for the years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except that BDO's report contained a separate paragraph stating:

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

         In connection with the audits of the two years ended December 31, 2001, and during the subsequent interim period through November 12, 2002, there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which disagreements, if not resolved to BDO's satisfaction, would have caused BDO to make reference to the subject matter of the disagreement in connection with its opinion. In addition, there were no reportable events as described in Item 304(a)(1)(iv)(B) of Regulation S-B under the Securities Act of 1933, as amended, except as described in the following paragraph.

         In connection with BDO's review of our results for the quarter ended September 30, 2002, BDO raised certain questions about the accounting for material transactions between us and Corlund Electronics, our subcontract manufacturer. BDO discussed with our audit committee the subject matter of those questions and indicated that because of the significance of those unresolved questions, they were unable to complete their review of the condensed consolidated financial statements prepared for inclusion in our Form 10-QSB for September 30, 2002. BDO indicated that because they believe the matters in question may impact prior quarters in 2002, BDO withdrew their previously issued review reports with respect to the condensed consolidated financial statements included in our Form 10-QSBs for March 31, 2002 and June 30, 2002.

         On November 13, 2002, we engaged Haskell & White LLP ("HW") as our new certifying accountants. Our decision to engage HW was approved by our audit committee. We had not consulted with HW in the past regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on our financial statements or as to any disagreement or reportable event as described in Item 304(a)(1)(iv) of Regulation S-B. We authorized BDO to respond fully to inquiries of HW regarding the reportable event described above and BDO's audit of our consolidated financial statements for the year ended December 31, 2001and BDO's reviews of our condensed consolidated financial statements for the quarters ended March 31, 2002 and June 30, 2002.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The information appearing under the caption "Election of Directors," including the subcaption "Section 16(a) Beneficial Ownership Reporting Compliance," contained in our definitive proxy statement for the 2003 Annual Meeting of Shareholders, or the Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002 is incorporated by reference into this item.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2002.

                                                                                              NUMBER OF SECURITIES
                                                                                             REMAINING AVAILABLE FOR
                                       NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE         FUTURE ISSUANCE UNDER
                                       BE ISSUED UPON EXERCISE       EXERCISE PRICE OF         EQUITY COMPENSATION
                                           OF OUTSTANDING          OUTSTANDING OPTIONS,         PLANS (EXCLUDING
                                          OPTIONS, WARRANTS              WARRANTS             SECURITIES REFLECTED
PLAN CATEGORY                                AND RIGHTS                 AND RIGHTS               IN COLUMN (a))
-------------                                ----------                 ----------               --------------
                                                 (a)                        (b)                        (c)
EQUITY COMPENSATION PLANS APPROVED              3,949,000 (1)              $0.48                     738,000 (2)
  BY SECURITY HOLDERS

EQUITY COMPENSATION PLANS NOT
  APPROVED BY SECURITY HOLDERS                  2,090,000 (3)              $1.73                          --

     TOTAL                                      6,039,000                                            738,000
___________

(1) Represents shares of common stock underlying options that are outstanding under our 2001 Employee Stock Purchase Plan and our 1998, 2000 and 2001 Stock Option Plans.

(2) Represents shares of common stock available for issuance under options that may be issued under our 2001 Employee Stock Purchase Plan and our 1998, 2000 and 2001 Stock Option Plans

(3) Represents shares of common stock underlying non-qualified options that are outstanding.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

         Reference is made to the Index to Exhibits that follows the consolidated financial statements contained in this report.

         (b)      REPORTS ON FORM 8-K.

         During the quarter ended December 31, 2002, the Registrant filed a Form 8-K on November 19, 2002 regarding changes in registrants certified accountants.

ITEM 14. CONTROLS AND PROCEDURES.

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

                             TELENETICS CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Consolidated Financial Statements as of and for the Years Ended
December 31, 2002 and 2001
---------------------------------------------------------------

Report of Haskell & White LLP, Independent Certified Public Accountants......F-2

Report of BDO Seidman, LLP, Independent Certified Public Accountants.........F-3

Consolidated Balance Sheet as of December 31, 2002...........................F-4

Consolidated Statements of Operations for the years ended
   December 31, 2002 and 2001................................................F-6

Consolidated Statements of Shareholders' Equity (Deficit) for the year ended December 31, 2001...................................................F-7

Consolidated Statements of Shareholders' Equity (Deficit) for the year ended December 31, 2002...................................................F-8

Consolidated Statements of Cash Flows for the years ended December 31,
   2002 and 2001.............................................................F-9

Notes to Consolidated Financial Statements for the years ended
   December 31, 2002 and 2001...............................................F-12

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

The Board of Directors
Telenetics Corporation

We have audited the accompanying consolidated balance sheet of Telenetics Corporation and subsidiary as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telenetics Corporation and subsidiary as of December 31, 2002 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has used cash in operations on a recurring basis, has an accumulated deficit, and is involved in a dispute with a significant contract manufacturer that, among other things, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ HASKELL & WHITE LLP
HASKELL & WHITE LLP

Irvine, California
March 31, 2003, except as to the last
  paragraph of Note 18, which is as
  of April 7, 2003

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

The Board of Directors
Telenetics Corporation

We have audited the accompanying consolidated statements of operations, shareholders' equity (deficit) and cash flows of Telenetics Corporation and subsidiary for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the consolidated results of its operations and cash flows of Telenetics Corporation and subsidiary for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

/S/ BDO SEIDMAN LLP
BDO SEIDMAN LLP

Orange County, California
March 17, 2002, except
   as to Notes 7 and 18, of the
   December 31, 2001 financial
   statements which are as of
   April 1, 2002

                             TELENETICS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002

                                     ASSETS

Current assets:
   Cash                                                              $    41,875
   Accounts receivable, net of allowance for doubtful
     accounts of $331,321 (Note 13)                                    3,031,327
   Inventories (Note 4)                                                8,826,607
   Prepaid expenses and other current assets                             122,414
                                                                     -----------

Total current assets                                                  12,022,223

Property, plant and equipment, net (Note 5)                              578,155
Debt offering costs, net of accumulated amortization of
   $1,239,479 (Notes 8, 9 and 10)                                        992,634
Other assets                                                              61,985
                                                                     -----------

                                                                     $13,654,997
                                                                     ===========

                 See accompanying notes to financial statements.


                                TELENETICS CORPORATION
                        CONSOLIDATED BALANCE SHEET (CONTINUED)
                                  DECEMBER 31, 2002

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Bank overdraft                                                      $    110,859
   Current portion of related party debt (Note 7)                           374,931
   Current portion of notes payable (Note 8)                              1,827,415
   Current portion of convertible subordinated debt (Notes 9 and 18)        346,555
   Current portion of obligation under capital leases (Note 13)              11,623
   Accounts payable, including $2,856,206 due to Corlund
      Electronics (Note 13)                                               6,044,157
   Accrued expenses                                                       1,349,172
   Advance payments from customers                                          159,895
                                                                       -------------

Total current liabilities                                                10,224,607

Related party debt less current portion (Note 7)                              8,646
Notes payable, less current portion (Note 8)                                354,815
Convertible subordinated debt, principal amount of $3,212,855,
     less current portion and net of discount (Notes 9 and 18)            2,866,300
                                                                       -------------

Total liabilities                                                        13,454,368
                                                                       -------------

Commitments and contingencies (Notes 7, 13 and 18)
Subsequent events (Notes 9, 13 and 18)

Series A Convertible Preferred Stock; issued and
      outstanding 15 shares (aggregate liquidation of
      preference of $1,895) (Note 10)                                         1,618
                                                                       -------------

 Shareholders' equity (deficit) (Note 10):
   Preferred stock, no par value. Authorized 5,000,000 shares;
      0.19 shares issued and outstanding                                         --
   Common stock, no par value. Authorized 100,000,000 shares;
      issued and outstanding 28,971,687 shares                           37,140,317
   Subscriptions receivable                                                 (38,000)
   Unearned compensation                                                     (3,224)
   Accumulated deficit                                                  (36,900,082)
                                                                       -------------

 Total shareholders' equity                                                 199,011
                                                                       -------------

                                                                       $ 13,654,997
                                                                       =============

                   See accompanying notes to financial statements.

                                    TELENETICS CORPORATION
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                   2002             2001
                                                               -------------   -------------
Net sales (Notes 15 and 17)                                    $ 16,082,628    $ 20,080,644
Cost of sales (Note 15)                                         (11,251,620)    (14,187,262)

Gross profit                                                      4,831,008       5,893,382

Operating expenses:
  Selling, general and administrative                            (4,199,370)     (6,617,963)
  Engineering and product development                            (1,548,533)     (2,020,395)
  Impairment of investments in technology and
     goodwill (Note 3)                                             (268,455)     (2,602,674)
  Gain on debt extinguishment (Note 16)                           1,183,135         415,448
                                                               -------------   -------------

Loss from operations                                                 (2,215)     (4,932,202)

Interest expense (Notes 6, 7, 8, 9 and 10)                       (1,991,788)     (1,873,110)
Gain (loss) on sale of assets (Note 14)                              35,115        (282,219)
                                                               -------------   -------------

Loss before  income taxes                                        (1,958,888)     (7,087,531)

Income taxes (Note 11)                                                 (800)           (800)
                                                               -------------   -------------

Net loss                                                       $ (1,959,688)   $ (7,088,331)
                                                               =============   =============

Loss applicable to common shareholders (Note 12):
      Basic and diluted                                        $ (2,095,098)   $ (9,847,430)
                                                               =============   =============

Basic and diluted loss per common share (Note 12)              $      (0.07)   $      (0.44)
                                                               =============   =============

                       See accompanying notes to financial statements.

                                                       TELENETICS CORPORATION
                                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                    YEAR ENDED DECEMBER 31, 2001

                            Preferred
                              Stock        Common Stock                        Receivable
                          ------------- ----------------------- Subscriptions from Related   Unearned    Accumulated
Notes 7, 9 and 10         Shares Amount   Shares     Amount      Receivable      Party     Compensation    Deficit         Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at
  December 31, 2000          --  $  --  16,434,611 $25,890,832  $   (111,250) $        --  $  (568,275) $(24,957,554)  $    253,753

Stock issued upon
  exercise of warrants       --     --   5,012,959   1,016,127            --           --           --            --      1,016,127
Stock issued upon
  conversion of Series A
  (2000) Preferred Stock     --     --   4,414,295     808,603            --           --           --            --        808,603
Stock issued in
  satisfaction of
  accounts payable and
  upon conversion of debt    --     --     806,558     553,543            --           --           --            --        553,543
Stock issued for
  litigation settlement      --     --     616,000     197,800            --           --           --            --        197,800
Registration costs           --     --          --    (101,350)           --           --           --            --       (101,350)
Compensation for
  non-employee stock
  options and warrant        --     --          --     567,758            --           --           --            --        567,758
Amortization of
  unearned compensation      --     --          --      (3,472)           --           --      284,262            --        280,790
Common stock and
  warrants issued for
  services                   --     --      89,000      18,525            --           --           --            --         18,525
Warrants repriced in
  connection with debt
  transactions               --     --          --     719,279            --           --           --            --        719,279
Subscriptions receivable
  for note payable           --     --          --          --        35,750           --           --            --         35,750
Subscriptions receivable
  for accrued expenses       --     --          --          --        36,000           --           --            --         36,000
Related party receivable
 secured by common stock     --     --          --          --            --     (139,000)          --            --       (139,000)
Beneficial conversion
  feature of convertible
  subordinated debt          --     --          --   1,126,529            --           --           --            --      1,126,529
Warrants issued in
  connection with
  subordinated debt
  transactions               --     --          --     285,278            --           --           --            --        285,278
Beneficial conversion
  feature of convertible
  preferred stock            --     --          --     806,779            --           --           --      (806,779)            --
Warrants repriced in
  connection with
  conversion of preferred
  stock                      --     --          --   2,333,584            --           --           --    (1,952,320)       381,264
Net loss                     --     --          --          --            --           --           --    (7,088,331)    (7,088,331)
------------------------------------------------------------------------------------------------------------------------------------
Balance at
  December 31, 2001          --  $  --  27,373,423 $34,219,815  $    (39,500) $  (139,000) $  (284,013) $(34,804,984)  $ (1,047,682)
====================================================================================================================================

                                           See accompanying notes to financial statements.

                                                       TELENETICS CORPORATION
                                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                    YEAR ENDED DECEMBER 31, 2002
                            Preferred
                              Stock        Common Stock                        Receivable
                          ------------- ----------------------- Subscriptions from Related   Unearned    Accumulated
Notes 7, 9 and 10         Shares Amount   Shares     Amount      Receivable      Party     Compensation    Deficit         Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at
  December 31, 2001          --  $  --  27,373,423 $34,219,815  $    (39,500) $  (139,000) $  (284,013) $(34,804,984)  $ (1,047,682)
Stock issued upon
  conversion of 2000
  Series A Preferred
  Stock                      --     --   1,152,365     128,779            --           --           --            --        128,779
Stock issued in
  satisfaction of
  accounts payable           --     --      70,899      30,725            --           --           --            --         30,725
Stock issued upon
  conversion of debt         --     --     200,000      20,000            --           --           --            --         20,000
Amortization of non-
  employee stock
  options and warrants       --     --          --     210,262            --           --           --            --        210,262
Amortization of unearned
  compensation               --     --          --          --            --           --      280,789            --        280,789
Subscription receivable
  for accrued expenses       --     --          --          --         1,500           --           --            --          1,500
Warrants repriced in
  connection with debt
  conversion                 --     --          --     329,024            --           --           --      (135,410)       193,614
Beneficial conversion
  feature of convertible
  subordinated debt          --     --          --     907,535            --           --           --            --        907,535
Stock and warrants issued
  in connection with
  legal settlement           --     --     175,000      13,515            --           --           --            --         13,515
Warrants issued in
  connection with
  subordinated debt
  transaction                --     --          --   1,265,248            --           --           --            --      1,265,248
Warrants issued in
  connection with
  Corlund contract
  amendment                  --     --          --      15,414            --           --           --            --         15,414
Provision for
  uncollectable related
  party receivable
  (Note 7)                   --     --          --          --            --      133,450           --            --        133,450
Apply directors fees
  to related party
  receivable (Note 7)        --     --          --          --            --        5,550                                     5,550
Net loss                     --     --          --          --            --           --           --    (1,959,688)    (1,959,688)
------------------------------------------------------------------------------------------------------------------------------------
Balance at
  December 31, 2002          --  $  --  28,971,687 $37,140,317  $    (38,000) $        --  $    (3,224) $(36,900,082)  $    199,011
====================================================================================================================================

                                           See accompanying notes to financial statements.

                                  TELENETICS CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                          YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                              December 31,   December 31,
                                                                 2002            2001
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $(1,959,688)   $(7,088,331)
   Adjustments to reconcile net loss to cash used in
     operating activities:
       Depreciation and amortization                            1,840,376      1,742,452
       Compensation for non-employee stock options                210,262        567,758
       Amortization of unearned compensation for
         employee options                                         280,789        280,790
       Provision for inventory obsolescence                       470,352        392,300
       Provision for doubtful accounts                             22,281         93,264
       Provision for sales returns & allowances                    17,331             --
       Gain on debt extinguishment                             (1,183,135)      (415,448)
       Write-off of receivable from related party                 133,450         72,946
       Common stock and warrants issued for services                   --         18,525
       Impairment of investments in technology and goodwill       268,455      2,602,674
       (Gain) loss on sale of assets                              (35,115)       282,219
       Litigation settlements                                      38,238        157,800
       Warrants issued in connection with debt to equity
         conversion                                                    --         59,269
       Changes in operating assets and liabilities:
           Accounts receivable                                    266,699     (5,400,732)
           Inventories                                         (2,824,973)    (4,379,598)
           Prepaid expenses and other current assets               42,486        (64,642)
           Other assets                                            (2,470)         2,853
           Accounts payable                                     1,670,978      9,068,854
           Accrued expenses                                      (144,931)      (222,344)
           Advance payments from customers                         47,139         64,743
                                                              ------------   ------------

Net cash used in operating activities                            (841,476)    (2,164,648)
                                                              ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                     (10,695)      (662,259)
   Sale of property, plant and equipment                               --        385,000
   Amounts advanced to related parties                                 --         11,000
   Patent and trademark costs                                          --        (11,218)
                                                              ------------   ------------

Net cash used in investing activities                             (10,695)      (277,477)
                                                              ------------   ------------

                      See accompanying notes to financial statements.





                                  TELENETICS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                          YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                              December 31,   December 31,
                                                                 2002            2001
                                                              ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank overdraft                                                (234,947)       326,456
   Net payments on revolving line of credit                            --       (700,235)
   Repayments of notes payable issued in connection
     with business acquisitions                                        --       (200,000)
   Repayments of related party debt, net                         (121,644)       (40,063)
   Proceeds from notes payable                                    300,000        325,000
   Repayments of notes payable                                   (973,779)      (117,033)
   Proceeds from convertible subordinated debt                  1,885,040      2,190,000
   Repayments of convertible subordinated debt                         --       (106,264)
   Convertible subordinated debt issuance costs                        --       (249,000)
   Repayment of obligation under capital leases                   (44,278)       (36,399)
   Proceeds from exercise of stock options and warrants                --        988,627
                                                              ------------   ------------

Net cash provided by financing activities                         810,392      2,381,089
                                                              ------------   ------------

NET DECREASE IN CASH                                              (41,779)       (61,036)

Cash, beginning of period                                          83,654        144,690
                                                              ------------   ------------

Cash, end of period                                           $    41,875    $    83,654
                                                              ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
   Interest                                                   $   537,266    $   438,205
                                                              ============   ============

   Income taxes                                               $       800    $       800
                                                              ============   ============

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
   Issuance of common stock upon conversion of 2000
     Series A preferred stock:                                $   128,779    $   808,603
                                                              ============   ============

                      See accompanying notes to financial statements.

                                  TELENETICS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                          YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                              December 31,   December 31,
                                                                 2002            2001
                                                              ------------   ------------
Issuance of common stock upon conversion of debt              $    20,000    $        --
                                                              ============   ============
Issuance of common stock for litigation settlements           $    13,515    $   197,800
                                                              ============   ============
Warrants issued in connection with Corlund contract
  amendment                                                   $    15,414    $        --
                                                              ============   ============
Warrants repriced in connection with note conversion to
  equity                                                      $   329,024    $        --
                                                              ============   ============
Issuance of common stock in satisfaction of accounts
  payable and upon conversion of notes payable                $    30,725    $   505,043
                                                              ============   ============
Issuance of common stock in satisfaction of accrued
  directors compensation                                      $        --    $    48,500
                                                              ============   ============
Reinvestment of notes payable into convertible
  subordinated debt                                           $   112,500    $        --
                                                              ============   ============
Promissory note issued in satisfaction of accounts payable    $        --    $   203,094
                                                              ============   ============
Convertible subordinated debt issued in satisfaction of
  accounts payable                                            $   516,960    $   474,852
                                                              ============   ============
Valuation of warrants issued in connection with
  subordinated debt transactions                              $ 1,265,248    $   226,010
                                                              ============   ============
Property, plant and equipment acquired under capital leases   $        --    $    12,376
                                                              ============   ============
Beneficial conversion feature of preferred stock              $        --    $   806,779
                                                              ============   ============
Beneficial conversion feature of convertible subordinated
  debt                                                        $   907,535    $ 1,126,529
                                                              ============   ============
Note payable to Corlund Electronics in satisfaction of
  accounts payable                                              1,500,000             --
                                                              ============   ============
Subscriptions receivable for note payable                     $        --    $    35,750
                                                              ============   ============
Issuance of common stock and options to employees             $        --    $     1,500
                                                              ============   ============
Taglich warrants repriced in connection with debt
  transactions and conversions of preferred stock             $        --    $ 1,100,543
                                                              ============   ============
Imputed dividend in connection with conversions of Series
  A  Preferred Stock                                          $   135,410    $ 1,952,320
                                                              ============   ============
Accounts receivable transferred to Corlund Electronics  in
  satisfaction of obligations incurred for acquisition of
  finished goods inventory                                    $        --    $ 5,277,231
                                                              ============   ============
Reduction in subscriptions receivable in satisfaction of
  accrued expenses                                            $     1,500    $    36,000
                                                              ============   ============
Exercise of warrants for relief of accounts payable           $        --    $    27,500
                                                              ============   ============

                      See accompanying notes to financial statements.

                             TELENETICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

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

     REVENUE RECOGNITION

     Revenue is recognized upon shipment, or receipt of the product by the customer, pursuant to the terms of the respective contractual arrangement, the revenue is fixed and determinable and collection is of the resulting receivable is reasonably collectible. Cash received in advance of the delivery of products has been recorded as advance payments from customers in the accompanying consolidated balance sheet. Sales are made with the right of return. Provisions for estimated returns are made in the period in which the related revenues are recorded.

     SHIPPING AND HANDLING COSTS

     Amounts billed to customers for shipping and handling fees are included in revenues for financial reporting purposes. Shipping and handling costs are included in cost of sales.

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

     DEBT ISSUANCE COSTS

     Costs related to the issuance of debt are capitalized and amortized over the term of the related debt.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     LONG-LIVED ASSETS

     The Company reviews the carrying amount of its long-lived assets and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. For the year ended December 31, 2002, the Company determined that certain Racon and Sierra Digital technology and patents had been impaired. For the year ended December 31, 2001, the Company determined that certain goodwill and investments in certain technology had been impaired. Accordingly, an aggregate of $268,455 and $2,602,674 was included in the loss from operations in the accompanying consolidated statements of operations for the years ended December 31, 2002 and 2001, respectively.

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

     STOCK-BASED COMPENSATION

     The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for its employee stock option plans, unless the exercise price of options granted is less than fair market value on the date of grant. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FASB 123"). Additionally, non-employee stock options are accounted for under FASB 123.

     If the Company had elected the fair value method of accounting for stock-based compensation, compensation cost would be accrued at the estimated fair value of all stock option grants over the service period, regardless of later changes in stock prices and price volatility. The fair value at date of grant for options granted during the years ended December 31, 2002 and 2001 has been estimated

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     based on a modified Black-Scholes valuation model with the following assumptions: no dividend yield; expected volatility of 73.9% to 116.83% in 2002 and 69% to 133% in 2001, based on historical results; risk-free interest rates of 3.93% to 4.29% in 2002 and 3.85% to 4.8% in 2001; and average expected lives of 5 years in 2002 and 4.1 years in 2001.

     The weighted average fair value of the options granted during the years was $0.09 per share in 2002 and $0.19 per share in 2001.

     The following table sets forth the net loss and loss per share amounts for the periods presented as if the Company had elected the fair value method of accounting for employee stock options.

                                                  YEAR ENDED       YEAR ENDED
                                                 DECEMBER 31,      DECEMBER 31,
                                                     2002              2001
                                                 -------------    --------------
       NET LOSS
             As reported                         $ (1,959,688)    $  (7,088,331)
             Deduct: Total stock-based
               employee compensation expense
               determined under fair value
               based method for all awards           (189,258)         (559,210)
                                                 -------------    --------------
             Pro forma                           $ (2,148,946)    $  (7,647,541)
                                                 =============    ==============

       BASIC AND DILUTED LOSS PER SHARE
             As reported                         $      (0.07)    $       (0.44)
                                                 =============    ==============
             Pro forma                           $      (0.08)    $      (0.46)
                                                 =============    ==============

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

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. This statement defines fair value of a financial instrument as the amount for which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2002, the fair value of all financial instruments approximated carrying value.

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

     NEW ACCOUNTING PRONOUNCEMENTS

     In April 2002, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 145, "Rescission of FASB Statements No. 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," to update, clarify and simplify existing accounting pronouncements. FASB Statement No. 4, which required all gains and losses from debt extinguishment to be aggregated and, if material, classified as an extraordinary item, net of related tax effect, was rescinded. Consequently, FASB Statement No. 64, which amended FASB Statement No. 4, was rescinded because it no longer was necessary. Therefore, the financial statements have been retroactively reclassified to include such amount as a component of operating expense for the years ended December 31, 2002 and 2001 respectively.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For the periods presented, management made significant estimates in the valuation of reserves in connection with accounts receivable, inventory and debt discounts. Actual results could differ materially from those estimates.

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

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     in the consolidated financial statements and consistently have been within management's expectations.

     RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year consolidated financial statements to be consistent with the 2002 presentation.

2.   LIQUIDITY AND GOING CONCERN

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2002, the Company had working capital of $1.8 million, an accumulated deficit of $36.9 million, a $2.6 million portion of long-term debt obligations due in less than a year. The Company used $841,000 of cash in operations during the year ended December 31, 2002. The Company has suffered recurring losses and recorded a loss from operations of $2,000 and a net loss of $2.0 million during the year ended December 31, 2002. There is a substantial likelihood that the Company will be required to obtain equity and/or debt financing in order to continue to operate. In addition, the Company is involved in a dispute with a significant contract manufacturer (see Note 13). These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

     The Company has taken actions in an effort to become profitable and improve cash flow from operations in the future. Since the change in management in May 2002 (see Note 7), the Company has announced six new products to round out its line of commercial and industrial modems in the low to mid price range. Initial shipments of some of these products commenced in November 2002 and the Company expects that it will be shipping all of these products by the end of the second quarter of 2003. The Company also is in the final stages of development of a DS-3 model to round out the features capability of its microwave product line, which model the Company expects to introduce by the end of the first quarter of 2003. Further, the Company plans to enter the computer network market by introducing new Ethernet products in the first quarter of 2003. All of these products will be marketed through the Company's existing distribution channels. The Company has also taken action to expand its distribution channels into China. While there can be no assurance of the success of these actions, the Company expects they will provide new revenue opportunities commencing during 2003. The Company anticipates that the incremental operating expenses, other than cost of goods sold, will represent only a small portion of the amount of incremental sales from these new revenue opportunities.

     In addition, since May 2002, the Company has taken action to reduce its salary and wage expenses and other operating costs, which has had a positive effect on the Company's cash flow. During the six months ended December 31, 2002, the Company decreased the year-to-date cash used in operations by $552,000. The Company has also commenced actions to restructure its debt obligations. In that regard, through December 31, 2002, the Company had entered into modification agreements with

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

2.   LIQUIDITY AND GOING CONCERN (continued)

     holders of $3.5 million of its term debt, which modification agreements included extensions (see Notes 7, 8 and 9). Through December 31, 2002, the Company had negotiated settlements of $1.7 million of its trade accounts payable ($1.3 million in 2002) resulting in net discounts of $1.2 million ($944,000 in 2002), and negotiated term payment arrangements with $1.1 million of its trade accounts payable ($905,000 in 2002). The Company also reached a settlement with Motorola in October 2002. The results of the settlement were included in the settlement of trade accounts payable and related discounts described in this paragraph for the year ending December 31, 2002 (see Note 13). The Company expects that these term debt extensions and reductions in accounts payable will improve its ability to attract a senior lender. The Company has also entered into negotiations with holders of its 2002 secured convertible promissory notes to modify that arrangement in order to avoid the default rate of interest of 16% and to make the Company more attractive to equity investors. While there can be no assurance of the success of these actions, the Company expects they will improve its ability to secure needed financing.

     Management believes that these plans can be effectively implemented resulting in increased revenue, reduced cost structures and improved operating efficiencies. If the Company is successful in implementing these plans, management believes that the cash requirements needed to support the Company's operations will be satisfied through 2003. However, there can be no assurance that management will be successful in the implementation of its plans.

3.   ACQUISTIONS

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

     Racon was a competitor of Sierra Digital Communications, Inc., an entity whose assets the Company acquired in July 1999. The acquisition of Racon was accounted for using the purchase method of accounting, with assets acquired and liabilities assumed recorded at their fair market values at the date of acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed of $53,863 represents goodwill and was amortized on a straight-line basis over the estimated useful life of five years through December 31, 2001. During 2002, in accordance with FASB 142, there was no further amortization of goodwill. After the 2003 introduction of the new DS-3 model product, the Company expects the sale of products acquired from Racon will be limited to replacements for or expansion of existing installations. Therefore, the Company determined that there no longer existed sufficient evidence to support any carrying value for this asset. Accordingly, as of December 31, 2002, the Company expensed the $31,033 unamortized value of this intangible.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

3.   ACQUISTIONS (continued)

     On June 27, 2000, Racon, Inc. and Daniel A. Blattman initiated an action in the King County Superior Court in the State of Washington (Case No. 00-2-17912-OSEA) against the Company alleging, among other things, breach of contract and default on a promissory note arising out of the Asset Purchase Agreement dated April 21, 2000 between the Company and Racon. The complaint sought damages according to proof at trial in an amount not less than $50,000 with respect to Racon, and not less than $325,000 with respect to Mr. Blattman, plus an award of prejudgment and/or default interest and attorneys' fees. The Company recorded the liability for the $375,000 due under the Asset Purchase Agreement, but defended this action based on Racon's failure to deliver all of the assets acquired under the contract. The parties attempted to settle the matter in January 2001 by Racon delivering the remaining assets and the Company affirming its obligations under the contract. In May 2001, Mr. Blattman obtained a judgment against the Company in King County Superior Court (Case No. 00-2-17912) in the amount of $349,617 and later domesticated that judgment in Orange County, California. In September 2001, the parties entered into a settlement agreement under which Mr. Blattman released the Company from any further obligation on the judgment in exchange for payment by the Company to Mr. Blattman of $200,000 cash and 100,000 shares of common stock with a fair market value of $10,000, resulting in a $139,617 gain on debt extinguishment on the consolidated statement of operations for 2001 (see
     Note 16). Such settlement did not trigger an adjustment to the conversion price of the convertible subordinated debentures (see Note 9).

4.   INVENTORIES

     Inventories consist of the following:

                                                          December 31, 2002
                                                          -----------------

     Raw materials                                        $      4,855,270
     Work-in-process                                               392,573
     Finished goods                                              3,578,764
                                                          -----------------
                                                          $      8,826,607
                                                          =================

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                               December 31, 2002
                                                               -----------------

     Furniture and fixtures                                    $        129,467
     Equipment                                                          935,663
     Leasehold improvements                                             421,731
     Assets held under capital lease obligations                        192,338
                                                               -----------------

                                                                      1,679,199
     Accumulated depreciation and amortization                       (1,101,044)
                                                               -----------------

                                                               $        578,155
                                                               =================

     Included in accumulated depreciation and amortization is $177,134 and $131,364 of amortization related to assets held under capital lease obligations at December 31, 2002 and 2001, respectively.

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

7.   RELATED PARTY TRANSACTIONS

     RELATED PARTY DEBT

     A summary of related party debt follows:

                                                               December 31, 2002
                                                               -----------------

     Payable to SMC                                            $        275,000
     Payable to Terry Parker                                            108,577
                                                               -----------------

                                                                        383,577
     Current portion                                                   (374,931)
                                                               -----------------

                                                               $          8,646
                                                               =================

     PAYABLE TO SHALA SHASHANI LUTZ / SMC GROUP

     Shala Shashani Lutz served as a member of the Company's board of directors from September 1996 to May 2002, and as the Company's Secretary from September 1996 until April 1999. Ms. Lutz assumed the position of Chairman of the Board of the Company in September 2000 and the positions of President and Chief Executive Officer on March 20, 2001. She held those positions until May 15,

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

7.   RELATED PARTY TRANSACTIONS (continued)

     2002 when she resigned. Ms. Lutz was the founder and has been the owner of SMC Group, a consulting and human resources firm, since 1986. In 1992, Ms. Lutz and Michael A. Armani acquired from SMC Group what was then a majority controlling interest in the Company. From time to time between 1993 and 2000, Ms. Lutz, SMC Group and SMC Communications Group, Inc., ("SMC") a company owned and operated by Ms. Lutz, advanced funds and provided various products, services and facilities to the Company.

     In June 2001, the Company entered into an agreement with Ms. Lutz regarding the extension of a $250,000 note dated December 30, 1997 that the Company owed to her. Under the agreement, the maturity date of the note was extended to January 2, 2003, and the interest rate was increased by 2% per annum to 12% per annum. Also, the note became fully transferable and is secured by the Company's receivables, inventories and other assets pursuant to a security agreement. In addition, Ms. Lutz received a three-year warrant to purchase 50,000 shares of common stock at an exercise price of $1.00 per share. The Company ascribed an estimated fair value of $22,325 to these warrants based on a Black Scholes valuation model. The Company determined the value of the beneficial conversion feature of the note to be $61,611. Accordingly, the Company discounted this note as of the date of extension and will amortize the discount amount aggregating $83,936 from the extension date to the extended maturity date of January 2, 2003. During the years ended December 31, 2002 and 2001, the Company accreted $55,957 and $27,979, respectively, of the discount to interest expense.

     At December 31, 2002, the Company was also indebted to Ms. Lutz and/or her affiliates under an obligation in the principal amount of $75,000. This $75,000 obligation resulted from a reinvestment in October 2000 of a $75,000 10% subordinated unsecured promissory note that the Company had sold to SMC Group in October 1998. Based on representations made by Ms. Lutz to the Company, the Company previously reported that the October 2000 obligation was an unsecured promissory note that bore interest at the rate of 8% per annum and was due June 30, 2002. However, the Company recently discovered that the obligation was not evidenced by a note. In June 2002, Ms. Lutz asserted that the October 2000 obligation was fully secured by the Company's assets and was in default.

     In November 2002, the Company entered into a modification agreement with Ms. Lutz for the 8% obligation in the principal amount of $75,000 and for the $250,000 12% note dated December 30, 1997 (See below). The principal balance of the 8% obligation is payable in three equal installments of $25,000 due on November 22, 2002, December 15, 2002 and December 31, 2002. An interest payment in the amount of $1,195.38 shall be payable on January 2, 2003. Upon payment of the three monthly installments and one interest payment, the 8% obligation will be satisfied in full.

     Principal and accrued interest on the $250,000 12% note shall be payable in twelve monthly installments commencing on January 15, 2003 through maturity of December 15, 2003. The first payment shall be $25,000 and the second through the eleventh payments shall be in an amount that represents $20,000 principal plus accrued and unpaid interest for the previous month. The final payment shall be in the amount of the then remaining principal balance plus accrued and unpaid interest for the previous month.

     The parties also agree that the Company shall have 30 calendar days to cure a default for both notes that would otherwise result from the failure of the Company to make payments when due under the agreement. Both the 8% and 12% notes shall be subordinated to Senior Indebtedness after the $150,000 payment of the principal amount of the notes, provided that the Company shall have cured

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

7.   RELATED PARTY TRANSACTIONS (continued)

     any payment defaults occurring prior to that date. Senior Indebtedness shall mean the principal of and unpaid interest on all indebtedness of the Company incurred after the date of this agreement for money borrowed from the bank, savings and loan or other financial institution that is in the business of making accounts receivable, inventory and other asset-based loans and Ms. Lutz shall promptly execute any and all documentation requested by the holder of the Senior Indebtedness to evidence and perfect the subordination provided for in this paragraph. Nevertheless, this subordination shall be effective only in the event that the Company is in full compliance with this agreement and the note documentation and that the Company is generally paying its indebtedness to third parties as it becomes due and is not otherwise insolvent from a balance sheet perspective.

     Loans from and obligations to SMC are secured by the receivables, inventories and other assets of the Company pursuant to a properly perfected security interest of a first priority senior to all other consensual liens. During the years ended December 31, 2002 and 2001, the Company incurred interest of $35,695 and $38,773, respectively, on the loans from and obligations to SMC.

     PAYABLE TO TERRY PARKER

     In 2000, Terry Parker, who was then a director and the President and Chief Executive Officer of the Company, advanced to the Company $150,000. The advance was evidenced by an 8% unsecured promissory note dated as of November 16, 2000. Effective June 30, 2002, the Company and Mr. Parker entered into a note modification agreement. Under the agreement, the maturity date of the note was extended from June 30, 2002 to July 15, 2002, and the due dates of all remaining payments due or to become due under the note were extended to July 15, 2002. Under the agreement, effective as of July 15, 2002, Mr. Parker surrendered for cancellation the $150,000 note, and the Company paid to Mr. Parker the sum of $7,800 plus interest accrued on the note from July 1, 2002 through July 14, 2002 and issued to Mr. Parker a 7% subordinated unsecured promissory note due January 15, 2004 in the principal amount of $148,200. The note is payable in 18 monthly installments beginning August 15, 2002, with each of the first 17 monthly payments to represent at least $7,800 in principal amount plus accrued interest for the previous month, and the final payment to be in the amount of the unpaid principal balance plus all accrued and unpaid interest and any other amounts payable under the note. The note accrues interest at a rate of 7% per annum, except that if a minimum monthly installment is not paid by its due date, then interest on the unpaid principal portion of the note accrues at a rate of 10% per annum until the installment is paid. The note provides that if at any time three minimum monthly installments remain due and unpaid, then the note immediately becomes due and payable. Also, for so long as the note remains outstanding, the note prohibits the Company from making common stock dividends and repurchases and engaging in recapitalizations involving the payment of cash, notes or other debt instruments in exchange for shares of the Company's common stock. The Company incurred interest of $10,180 on this note during 2002.

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

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

7.   RELATED PARTY TRANSACTIONS (continued)

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

     In connection with the May 15, 2002 annual shareholders meeting, the Company discovered that certificates representing the shares of the Company's common stock that would have served as collateral for the $139,000 note had been transferred out of Mr. Armani's name. In June 2002, Mr. Armani refused to provide shares as collateral for the $139,000 note, or to otherwise secure the note, which made it impossible for the Company to perfect its intended security interest or to otherwise secure the $139,000 note. As a result, the Company notified Mr. Armani that he was in default under the security agreement and that, therefore, he was in default under the note and that the $72,946 reduction in his indebtedness to the Company that was proposed to take effect on the effective date of the separation agreement was void. The Company demanded that Mr. Armani repay in full all of his

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

7.   RELATED PARTY TRANSACTIONS (continued)

     indebtedness to the Company, in the amount of $222,946 plus accrued interest on the amount covered by the note, on or before June 14, 2002. As of June 30, 2002, Mr. Armani had not repaid his indebtedness to the Company. The Company's management believed that these facts, among others, raised substantial doubt as to Mr. Armani's intention and ability to repay the note, and thus substantial doubt as to the collectability of the note. Consequently, the Company applied $5,550 of directors fees owed to Mr. Armani and wrote off the remaining $133,450 principal balance of the note during 2002.

     On August 2, 2002, Mr. Armani filed an action against the Company, Michael Taglich and David Stone. The action relates to the terms and effectiveness of documentation relating to his separation from employment with the Company and also relates to compensation he claims is due for services he allegedly rendered to the Company following his separation (see Note 13). The Company believes Mr. Armani's claims are without merit and is vigorously defending itself and pursuing appropriate counterclaims and remedies available to it under the law to recover the amounts due and owing from Mr. Armani. Any future recoveries of those amounts will not be recognized by the Company unless, and until, the Company fully realizes those recoveries.

     OTHER RELATED PARTY TRANSACTIONS

     Between November 2000 and November 2001, Blue Line Communications Warehouse, Inc., a company of which William C. Kosoff is the sole remaining director and a major shareholder, resold approximately $250,000 of the Company's products. Blue Line ceased operations in December 2001. Mr. Kosoff is a founder and long-time employee of the Company who became a director of the Company on May 15, 2002 after having served as a director and executive officer of the Company during various prior periods. As of December 31, 2002, Blue Line was in the process of accounting for its debts, which included approximately $40,000 due to the Company.

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

     The Company was served with a Notice of Claim and Conference dated July 22, 2002 in the matter of Shala Shashani Lutz vs. Telenetics Corporation, case number 18-50224 BB. The claim alleged non-payment of $40,000 in wages for the period from April 1, 2001 to May 12, 2002. The Company believes the claim actually represented the portion of Ms. Lutz's compensation for services as the Company's President and Chief Executive Officer for the twelve months ended March 31, 2002 that was to be deferred and to be payable to Ms. Lutz only as the Company's financial condition permitted. As of December 31, 2002, the obligation was satisfied and paid in full, and no penalties were assessed.

     On October 25, 2002, the Company was served with a new Notice of Claim and Conference in the matter of Shala Shashani Lutz vs. Telenetics Corporation, case number 18-51507 BB. The claim alleged non-payment of $53,333 of severance pay. However, the Company had not entered into a severance arrangement with Ms. Lutz. A conference on this matter was heard on November 20, 2002. The hearing officer for the Labor Board indicated that he agreed with the Company's position

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

7.   RELATED PARTY TRANSACTIONS (continued)

     and allowed Ms. Lutz to withdraw her petition before rendering a decision. Ms. Lutz states that she intends to file a civil action on the same facts.

     In May 1995, SMC established a credit card merchant account for the exclusive benefit of Telenetics. The Company deposited into this account revenue received in the form of credit card charges. Funds deposited into this account were either transferred to the Company's other bank accounts or otherwise expended for the Company's benefit. As of December 31, 2002 the Company has no interest in such account and has established its own merchant account.

     Effective as of August 1, 2001, the Company entered into a purchase agreement with Mr. Armani and Telewave Corporation, a company that is controlled by Mr. Armani. Under the agreement, Mr. Armani and Telewave Corporation purchased a patent application relating to an experimental product for the remote monitoring, flow management and diagnostics of certain equipment used in oil and gas fields. The purchase price for the patent application was equal to $1.00 plus a royalty equal to 2% of the gross revenues received by Mr. Armani, Telewave Corporation or any affiliate of Telewave Corporation or any person to whom Mr. Armani and/or Telewave Corporation transfers or licenses the patent application or the technology relating to the patent application during the period from August 1, 2001 to July 31, 2003. At any time on or before August 1, 2002, Mr. Armani or Telewave Corporation may pay the sum of $250,000 in lieu of any and all royalty payments. The Company has not recorded any sales or other consideration relating to this transaction.

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

8.   SUBORDINATED UNSECURED PROMISSORY NOTES

     A summary of subordinated unsecured promissory notes follows:

                                                               December 31, 2002
                                                               -----------------

     (a)  10% Subordinated Unsecured Promissory Notes          $         15,000
     (b)  Note payable to Knobbe Martens Olson & Bear LLP                    --
     (c)  Note payable to Dolphin Offshore Partners, L.P.               425,000
     (d)  8% Subordinated Unsecured Promissory Notes                    250,000
     (e)  Note payable to Corlund Electronics                         1,467,507
     (f)  Note payable to Saunders & Parker                              24,723
                                                               -----------------

                                                                      2,182,230
     Current portion                                                 (1,827,415)
                                                               -----------------

                                                               $        354,815
                                                               =================

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

8.   SUBORDINATED UNSECURED PROMISSORY NOTES (continued)

     (a)  10% SUBORDINATED UNSECURED PROMISSORY NOTES

     During 1998, the Company issued 10% Subordinated Unsecured Promissory Notes due in 2000 in the aggregate principal amount of $1,129,050, of which an aggregate principal balance of $107,700 was outstanding at December 31, 2000. In addition, between November 1999 and January 2000, the Company issued 10% Subordinated Unsecured Promissory Notes due in 2001 in the aggregate principal amount of $1,250,000, of which an aggregate principal balance of $687,500, before unamortized warrant valuation of $1,772, was outstanding at December 31, 2000.

     In June 2001, the Company made an offer to the 15 holders of 10% Subordinated Unsecured Promissory Notes due in 2000 and 2001 aggregating $795,200, which notes were in default as to repayment of principal. The offer provided the holders with the option either to convert the balances of their notes into common stock and warrants or to extend the due date of their notes in exchange for the issuance of warrants to purchase common stock. Eleven holders of notes aggregating $342,700 converted the balances of their notes into an aggregate of 489,572 shares of common stock and received three-year warrants to purchase an aggregate of 68,540 shares of common stock at an exercise price of $0.70 per share and three-year warrants to purchase an aggregate of 68,540 shares of common stock at an exercise price of $1.00 per share. The Company ascribed an estimated fair value of these warrants in the aggregate amount of $49,456 based on a Black Scholes valuation model and, accordingly, expensed this amount. One other holder of a note with a principal balance of $15,000 agreed to extend the due date of his note from September 30, 2000 to January 2, 2003 in exchange for a 2% increase from 10% to 12% per annum in the interest rate of the note and the issuance of a three-year warrant to purchase up to 3,000 shares of common stock at an exercise price of $1.00. The Company ascribed an estimated fair value of this warrant in the amount of $1,005 based on a Black Scholes valuation model and, accordingly, discounted the balance of the extended note as of the date of extension and is amortizing the discount amount as interest expense from that date to the extended due date of January 2, 2003. As of March 31, 2003, such amount has not been paid and the note is in default. During the years ended December 31, 2002 and 2001, the Company accreted to interest expense $670 and $2,107, respectively, of the $2,777 aggregate discount.

     Effective January 23, 2002, $37,500 of the principal balance was reinvested in the 2002 Secured Convertible Promissory note offering (See Note 9). In addition, effective June 30, 2002, the Company entered into a note modification agreement with Dolphin for $250,000 of the principal balance (See (c) below).

     (b)  NOTE PAYABLE TO KNOBBE MARTENS OLSON & BEAR LLP

     In June 2001, the Company converted $203,094 of accounts payable into a note, bearing interest at 6% per annum, payable in bi-monthly installments of $10,000 each, commencing August 1, 2001 until paid in full. The note is secured by patents that may emanate from certain patent applications. At December 31, 2001, the Company was in default in the repayment of the note. However, in March 2002, the remaining principal balance of $115,578 was reinvested in a new promissory note bearing interest at 6% per annum and payable in monthly installments of $12,000, commencing March 25, 2002 until paid in full. In September 2002, the Company reached an agreement with Knobbe Martens Olson & Bear LLP to extinguish the unpaid balance of the note in exchange for a payment of $45,000, which resulted in a gain on extinguishment of debt of $61,300 (see Note 16).

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

8. SUBORDINATED UNSECURED PROMISSORY NOTES (continued)

     (c)  NOTE PAYABLE TO DOLPHIN OFFSHORE PARTNERS, L.P.

     On January 22, 2001, the Company issued a note in the principal amount of $325,000 in a private offering to Dolphin Offshore Partners, L.P., a limited partnership that beneficially owns more than 5% of the outstanding shares of the Company's common stock ("Dolphin"). The note's original and current interest rate is 12.0% per annum. Principal and all accrued interest under the note originally were due April 22, 2001 or upon any earlier demand by Dolphin.

     Effective June 30, 2002, the Company entered into a note modification agreement with Dolphin. Under the agreement, the maturity dates of the $325,000 note and the $250,000 10% note (See (a) above) were extended from July 2, 2002 to July 15, 2002, and the due dates of all remaining payments due or to become due under each of those notes were extended to July 15, 2002. Under the agreement, effective as of July 15, 2002, Dolphin surrendered for cancellation the $325,000 note and the $250,000 note, and the Company paid to Dolphin the sum of $25,000 plus all accrued and unpaid interest on each of those notes through July 15, 2002, with each of the first 17 monthly payments to represent at least $25,000 in principal amount plus accrued interest for the previous month, and the final payment to be in the amount of the unpaid principal balance plus all accrued and unpaid interest and any other amounts payable under the note. The note accrues interest at a rate of 12% per annum, except that if a minimum monthly installment is not paid by its due date, then interest on the unpaid principal portion of the note accrues at a rate of 18% per annum until the installment is paid. The note provides that if at any time three minimum monthly installments remain due and unpaid, then the note immediately becomes due and payable. Also, for so long as the note remains outstanding, the note prohibits the Company from paying cash compensation, other than expense reimbursement, to its directors in consideration for director services rendered on or after May 15, 2002, and prohibits the Company from making common stock dividends and repurchases and engaging in recapitalizations involving the payment of cash, notes or other debt instruments in exchange for shares of the Company's common stock.

     (d)  8% SUBORDINATED UNSECURED PROMISSORY NOTES

     During September and October 2000, the Company issued 8% Subordinated Unsecured Promissory Notes due in 2001 in the aggregate principal amount of $260,000. At April 1, 2001, the Company was in default in the repayment of the outstanding principal of $260,000, before the unamortized warrant valuation of $12,960. In June 2001, the Company made an offer to the four accredited investors who held the notes to extend the due date of the notes from March 15, 2001 to January 2, 2003 in exchange for a 2% increase in the interest rate of the notes and the issuance to each investor of a three-year warrant to purchase shares of common stock at an exercise price of $1.00. The Company repaid one of the notes, and the remaining three holders of notes aggregating $250,000 accepted the offer and received warrants for the purchase of an aggregate of 50,000 shares of common stock. The Company ascribed an estimated fair value of these warrants in the aggregate amount of $22,325 based on a Black Scholes valuation model, which value was recorded as a discount to the notes.

     Also, the notes became fully transferable. The shares of common stock underlying the notes and the warrants bear piggyback registration rights. The conversion feature of the notes, which expired March 31, 2002, is normally characterized as a beneficial conversion feature. The Company determined the value of the beneficial conversion feature of the notes to be $61,611. Accordingly, the Company discounted the subordinated unsecured promissory notes balance as of the date of the extension and is

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

8.  SUBORDINATED UNSECURED PROMISSORY NOTES (continued)

     amortizing the discount amount aggregating $96,896 from the extension date to the extended maturity date of January 2, 2003. During the years ended December 31, 2002 and 2001, the Company accreted $55,957 and $40,939 of the aggregate discount to interest expense.

     Effective March 31, 2003, the Company entered into a note modification agreement with the holders of the 8% notes. The replacement notes will include unpaid principal and accrued interest through June 30, 2003 and will bear interest at 10% per annum. Interest payments will be paid quarterly in arrears commencing September 30, 2003. Principal payments will be paid in 18 equal monthly installments on the 15th of each month commencing on July 15, 2003. In addition, for each $1 of principal and accrued interest as of March 31, 2003, the holder will receive 1.5 shares of the Company's common stock. The holders agree to waive any and all defaults in connection with the replaced notes. The term of the waiver shall extend until the earlier of the execution of the final documents reflecting the proposed amendments or until April 15, 2003.

     (e)  NOTE PAYABLE TO CORLUND ELECTRONICS

     On August 30, 2002, the Company executed a repayment agreement with Corlund Electonics, a contract manufacturer for the Company, in the principal amount of $1.2 million. This obligation bears interest at the rate of 9% per annum and is repayable in thirteen installments, with the first installment of $60,000 due on November 30, 2002 and the remaining balance of principal and interest is due in twelve equal monthly installments of approximately $104,000 on the last day of each calendar month beginning February 28, 2003 which have not been made pending the outcome of the litigation with Corlund Electronics. Corlund Electronics is to apply amounts paid under this obligation against accounts receivable due to Corlund Electronics from the Company pursuant to the Corlund Electronics Agreement.

     On December 31, 2002, the Company executed an additional repayment agreement to Corlund Electronics in the principal amount of $300,000. The note bears interest at 9% per annum payable in one installment of $15,000 on March 31, 2003 and the remaining balance of principal and interest is due in monthly installments of approximately $25,903 through maturity of May 31, 2004. There have been no payments on this note pending the outcome of the litigation with Corlund Electronics.

     On February 21, 2003, the Company filed an action against Comtel Electronics, Inc. (Corlund Electronics) in the Superior Court of California (See Note 13 "Litigation").

     (f)  NOTE PAYABLE TO SAUNDERS & PARKER

     On September 27, 2002, in connection with a Settlement Agreement and Mutual Release, the Company executed a promissory note in favor of Saunders & Parker in the principal amount of $24,723, bearing interest at 8% per annum (See Note 13). Principal and all accrued interest are due at maturity on February 1, 2003. Such amount is being repaid at a rate of $10,000 per month until paid in full based on an oral agreement.

     The notes include non-financial covenants and also restrict the Company's ability to declare and pay dividends and redeem or repurchase any of its common stock. The Company was in compliance with all covenants at December 31, 2002.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

9.   CONVERTIBLE SUBORDINATED DEBT

     A summary of convertible subordinated debt follows:

                                                               December 31, 2002
                                                               -----------------

     2002 Secured Convertible Subordinated Promissory Notes,
        net of discount of $1,737,305                          $      2,607,695
     6% Convertible Subordinated Secured Promissory Note                605,160
                                                               -----------------

                                                                      3,212,855
     Current portion                                                   (346,555)
                                                               -----------------

                                                               $      2,866,300
                                                               =================

     2002 SECURED CONVERTIBLE PROMISSORY NOTE OFFERINGS

     Effective January 23, 2002, the Company issued $2,087,500 in principal amount of senior secured convertible promissory notes due January 23, 2005 to thirteen accredited investors in exchange for $1,975,000 cash (before commissions and expenses totaling $236,210), the cancellation of the $75,000 principal balance of the 6.5% Debenture and the cancellation of the $37,500 principal balance of another outstanding promissory note (see Note
     8). Effective March 1, 2002, the Company issued $162,500 in principal amount of secured convertible promissory notes due March 1, 2005 to five accredited investors (before commissions totaling $16,250). Effective April 1, 2002, the Company issued a secured convertible promissory note due April 1, 2005 in the principal amount of $2,115,000 to Dolphin Offshore Partners, L.P., a beneficial owner of more than 5% of the Company's outstanding shares of common stock ("Dolphin"), in consideration for the cancellation of the principal balance of that entity's convertible subordinated debenture due January 2, 2003. The Company granted the holders of the January 23, 2002 notes, the March 1, 2002 notes and the April 1, 2002 note (collectively, the "2002 notes") a continuing security interest in all of the Company's inventory.

     The 2002 notes initially bear interest at 6% per annum. If the market price, which is the average of the three lowest volume weighted average prices of the Company's common stock during the 25 trading days immediately prior to conversion of a note, is below the conversion price floor, which is $0.10, then the interest rate on the 2002 notes will increase to 16% per annum until the market price exceeds the conversion price floor by 20% for 20 consecutive trading days. The effect of this provision has been waived by the holders of the 2002 notes.

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

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

9.   CONVERTIBLE SUBORDINATED DEBT (continued)

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

     If the market price is below the conversion price floor for 90 consecutive days, then the 2002 note investors may require the Company to repay the outstanding principal balance of the 2002 notes plus accrued but unpaid interest upon 90 days notice. If a 2002 note investor seeks to convert a 2002 note at a price below $0.23 per share, then the Company can redeem in whole or in part the principal amount presented for conversion at a substantial premium as defined in the 2002 notes. The 2002 note investors may require the Company to redeem the notes at a substantial premium under some circumstances, which circumstances include the Company's failure to timely register the shares of common stock issuable upon conversion of the 2002 notes and upon exercise of the related investor warrants, the occurrence of a major transaction (as defined in the 2002 notes) and the occurrence of a triggering event (as defined in the 2002 notes).

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

     The 2002 notes were accompanied by immediately vested and exercisable five-year warrants ("investor warrants") to purchase up to an aggregate of 7,429,543 shares of common stock at an initial exercise price of $0.44064 per share. The exercise price and the number of shares of common stock underlying the investor warrants are subject to anti-dilution adjustments in connection with mergers, acquisitions, stock splits, dividends and the like and in connection with future offerings of common stock or securities that are exercisable for or convertible into shares of common stock at a price per share below the then exercise price. During the first year after their issuance, the warrants are exercisable for cash. After that date and through their expiration, the warrants will be exercisable either for cash or through a reduction in the shares received upon exercise under a cashless exercise provision. The Company ascribed an estimated fair value of the investor warrants in the aggregate

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

9.   CONVERTIBLE SUBORDINATED DEBT (continued)

     amount of $1,149,645 based on a Black Scholes valuation model and, accordingly, discounted the balance of the 2002 notes as of the date of issuance, which discount the Company is recognizing as additional interest expense from the date of issuance to the maturity date, of which the Company amortized $327,248 to interest expense during 2002.

     Based on Emerging Issues Task Force Issue No. 00-27, the conversion feature of the 2002 notes normally is characterized as a beneficial conversion feature. The Company determined the value of the beneficial conversion feature of the 2002 notes to be $907,535 and, accordingly, discounted the balance of the 2002 notes as of the date of issuance. The beneficial conversion feature is being amortized from the date of issuance to the maturity date, of which the Company amortized $273,203 to interest expense during 2002.

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

     Two noteholders agreed to reinvest their existing notes aggregating $2,227,500 in the January 23, 2002 and April 1, 2002 secured convertible promissory note offerings. The reinvestments resulted in, among other changes, a lower interest rate, an extended due date and the issuance of warrants to purchase up to an aggregate of 3,791,361 shares of common stock. The Company ascribed an estimated fair value of these warrants in the amount of $402,796 based on a Black Scholes valuation model. Because the transaction is recorded as a modification of existing debt for accounting purposes and the original unamortized beneficial conversion feature of the notes exceeded the beneficial conversion feature of the replacement notes, the Company did not record an additional valuation discount. However, the Company is amortizing the remaining unamortized balance of the original beneficial conversion feature of $383,671 to interest expense over the term of the replacement notes, of which the Company amortized $96,979 to interest expense during 2002.

     In connection with the January 23, 2002 and March 1, 2002 note offerings, the Company issued to seven principals and employees of NASD-registered broker-dealer Taglich Brothers, Inc., which employees included Robert Schroeder, a director of the Company, and Michael N. Taglich, who subsequently became a director and Chairman of the Board of the Company, immediately vested and exercisable five-year warrants to purchase up to an aggregate of 510,621 shares of common stock at an initial exercise price of $0.52877 per share. The exercise price and the number of shares of common stock underlying the warrants are subject to adjustment in connection with mergers, acquisitions, stock splits, dividends and the like and in connection with future offerings of common stock or securities that are exercisable for or convertible into shares of common stock at a price per share below the then exercise price. The Company ascribed an estimated fair value to the placement warrants in the aggregate amount of $115,603 based on a Black Scholes valuation model and, accordingly, capitalized this amount as part of debt offering costs as of the date of issuance.

     Debt offering costs are recognized as additional interest expense over the life of the 6% notes, $697,626 of which was amortized to interest expense during 2002. As of September 30, 2002, the exercise price of the placement warrants had been adjusted to $0.12 per share and the aggregate number of shares of common stock underlying the placement warrants increased from 510,621 to

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

9.   CONVERTIBLE SUBORDINATED DEBT (continued)

     2,250,000 following the Company's issuance ("Dilutive Issuance") in July 2002 of shares of common stock at a price of $0.10 per share upon conversion of a portion of the principal balance of a note issued in the January 23, 2002 note offering. The Company ascribed an estimated fair value to the repricing of the placement warrants in the aggregate amount of $107,671 based on a Black Scholes valuation model and, accordingly, capitalized the additional valuation as debt offering costs as the date of repricing, of which $20,840 was amortized to interest expense during 2002.

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

     In July 2002, the Company received notices for the conversion of an aggregate of $20,000 of principal amount of 2002 secured convertible promissory notes. The notices were for conversion at the conversion price floor of $0.10 per share and resulted in the Dilutive Issuance. The Dilutive Issuance caused the repricing of placement warrants in connection with various debt offerings. The aggregate value of those repricings amounted to $193,614, which has been capitalized as deferred debt offering costs and is being recognized as additional interest expense over the remaining life of the related debt investments.

     Effective March 1, 2003, the Company entered into a modification agreements with the holders of the 2002 secured convertible notes representing $3,615,000 of the original $4,365,000 principal balance of the 2002 notes, and the Company is in the process of documenting modification agreements with the holders of the remaining $750,000 of the 2002 notes. The amended and restated notes will include unpaid principal and accrued interest through June 30, 2003. The notes to be issued pursuant to the modification agreements will bear interest at 9% per annum commencing March 1, 2003. Interest payments will be paid quarterly in arrears commencing September 30 2003. Principal payments will be paid quarterly on February 15, May 15, August 15 and November 15 in each year commencing on August 15, 2003. The amount of the quarterly principal payments will be 10% of the then outstanding principal balance for the SDS notes and 5% of the then outstanding principal balance of the Dolphin note. All unpaid principal and accrued interest will be due and payable at maturity on March 1, 2006. Cross default provisions will apply to secured debt only and any indebtedness to Corlund Electronics or its successors will be excluded. All outstanding warrants to purchase the Company's common stock held by the 2002 note holders will be amended to provide for a fixed exercise price equal to the current exercise price of $0.44064. In addition, for each $1 of principal and accrued interest outstanding on February 28, 2003, the holder will receive 3.5 shares of the Company's common stock. The holders of the $3,615,000 of 2002 notes that have executed the final modification documentation as of April 14, 2003 will be issued 12,947,239 shares of the Company's common stock along with their amended and restated notes. The holders of the remaining $750,000 of the 2002 notes that have not yet executed the final documentation would receive an additional 2,731,424 shares if all of those 2002 note holders execute modification agreements. The shares of common stock issued in connection with the issuance of the replacement notes, including the shares of common stock underlying the modified warrants,

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

9.   CONVERTIBLE SUBORDINATED DEBT (continued)

     will carry piggy-back registration rights. The March 1, 2002 investors in the SDS notes will be treated PARI PASSU with the January 23, 2002 investors as to security for the repayment of the replacement notes. Under the terms of the modification agreements, the holders of the 2002 notes have agreed to waive any and all defaults of the 2002 notes. As to the 2002 note holders that have not executed modification agreements there are waivers in effect until the execution of the final documents reflecting the proposed amendments.

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

     Effective as of April 26, 2002, the Company amended its 6% convertible subordinated secured promissory note due January 25, 2003. The outstanding balance of the note totaled $255,525 at March 31, 2002. The April 26, 2002 amendment provides for the principal of the note to include the sum of the outstanding balance due under the note as of the date of the amendment plus all additional amounts that were due as a result of additional services rendered to the Company by the holder through the date of the amendment. In addition, the amended note provides that on each future addition date, which are May 1, 2002 and the first day of each subsequent month before the note is paid in full, any and all amounts of fees and costs that become due from the Company to the holder in connection with the holder's provision of services to the Company during the month preceding the future addition date will be added to the principal sum of the note unless the holder elects not to make the addition. Also, the amendment to the note reduced the interest rate to 3% per annum for interest accruing on or after that date, except that interest will accrue at a rate of 6% per annum during periods when an event of default has occurred and is continuing. In addition, the due date of the note was extended to January 1, 2004, and the monthly principal and interest payment amount was adjusted to be a minimum of $30,000. The Company has agreed to make prepayments of any and all amounts due under the note at the earliest practicable dates. Although the Company is in default of its payment arrangement, the increase to the 6% interest rate has been waived.

     7% CONVERTIBLE SUBORDINATED DEBENTURE

     On January 2, 2001, the Company issued a 7% Convertible Subordinated Debenture due January 2, 2003 in the principal amount of $2,115,000 ("Dolphin Debenture") in a private offering to Dolphin. Effective April 1, 2002, Dolphin reinvested the principal balance of the Dolphin Debenture in the Company's April 1, 2002 secured convertible promissory note offering.

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

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

9.   CONVERTIBLE SUBORDINATED DEBT (continued)

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

     The conversion feature of the Dolphin Debenture was characterized as a beneficial conversion feature. Pursuant to Emerging Issues Task Force Issue No. 00-27, the Company determined that the value of the beneficial conversion feature of the Dolphin Debenture was $943,858. Accordingly, the Company discounted the balance of the Dolphin Debenture as of the date of issuance. The beneficial conversion feature was being amortized from the date of issuance to the maturity date of January 2, 2003, of which $117,982 was amortized to interest expense during the three months ended March 31, 2002 when the note was reinvested in April 2002 (see 2002 secured convertible promissory notes above).

     In connection with the Dolphin Debenture offering, the Company issued five-year placement agent warrants ("Dolphin Placement Warrants") to purchase up to 350,000 shares of the Company's common stock at an initial exercise price of $0.80 per share to Michael N. Taglich, who subsequently transferred 257,450 of those warrants to 14 other principals and employees of Taglich Brothers, Inc. The Company ascribed an estimated fair value to the Dolphin Placement Warrants in the aggregate amount of $172,262 based on a Black Scholes valuation model and, accordingly, capitalized this amount as part of debt offering costs as of the date of issuance. Debt offering cost was being recognized as additional interest expense over the life of the Dolphin Debenture, of which the Company amortized $137,099 to interest expense during the three months ended March 31, 2002. The Company also granted Taglich Brothers the right, until January 2, 2004, to include one nominee in the slate of nominees recommended by the Company's board of directors for election by the Company's shareholders. Taglich Brothers named Robert Schroeder as its nominee. Mr. Schroeder was elected to the Company's board of directors at the Company's 2001 and 2002 annual shareholders' meetings. Mr. Taglich also was elected to the Company's board of directors at the Company's 2002 annual shareholders' meeting and subsequently was appointed as Chairman of the Board.

     The Dolphin Placement Warrants contain anti-dilution provisions under which their exercise price and number of underlying shares of common stock are adjusted upon a stock split, stock dividend, recapitalization or similar transaction, or upon issuance by the Company of common stock or securities convertible into or exchangeable for common stock at a price lower than the exercise price of the Dolphin Placement Warrants. In cases where the Company issues securities convertible into or exchangeable for common stock at a price per share that is lower than the exercise price of the Dolphin Placement Warrants, the exercise price of the Dolphin Placement Warrants is to be adjusted downward to 120% of the lower price, and the number of shares underlying the Dolphin Placement Warrants is to be adjusted upward by multiplying the number of shares underlying the Dolphin Placement Warrants prior to the adjustment by the exercise price of the Dolphin Placement Warrants prior to the adjustment, and then dividing that product by the exercise price that results from the adjustment. The Dolphin Placement Warrants had previously been adjusted based upon earlier issuance of securities at offering or exercise prices that were below the exercise price of the Dolphin

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

9.   CONVERTIBLE SUBORDINATED DEBT (continued)

     Placement Warrants. As a result of the conversion of an aggregate amount of $20,000 of principal amount of 2002 secured convertible promissory notes at a conversion price of $0.10, the exercise price of the Dolphin Placement Warrants was adjusted downward to $0.12 per share, which was 120% of the conversion price. As a result, the aggregate number of shares of common stock underlying the Dolphin Placement Warrants increased from 1,151,316 to 2,333,333 shares. The Company determined the incremental fair value of the repriced Dolphin Placement Warrants attributable to the Dilutive Issuance to be $83,299 based on a Black Scholes valuation model and, accordingly, capitalized the additional valuation as debt offering costs as of the date of repricing. That additional debt offering cost is recognized as additional interest expense over the remaining life of the reinvested Dolphin Debenture, of which the Company amortized $15,619 to interest expense during 2002.

     Prior to the reinvestment of the Dolphin Debenture that occurred in April 2002 (see 2002 secured convertible subordinated promissory notes above), the Company entered into a note modification agreement with Dolphin effective as of June 29, 2001. Under the agreement, Dolphin waived any default by the Company under the Dolphin Debenture that had or may have occurred through September 30, 2001. In addition, interest rates and payment dates on the Dolphin Debenture and the two outstanding notes due to Dolphin were revised.

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

     Effective June 30, 2002, the Company entered into a note modification agreement with Dolphin. Under the agreement, the maturity dates of the $325,000 note and the $250,000 note were extended from July 2, 2002 to July 15, 2002, and the due dates of all remaining payments due or to become due under each of those notes were extended to July 15, 2002. Under the agreement, effective as of July 15, 2002, Dolphin surrendered for cancellation the $325,000 note and the $250,000 note, and the Company paid to Dolphin the sum of $25,000 plus all accrued and unpaid interest on each of those notes through July 15, 2002 and issued to Dolphin a 12% subordinated unsecured promissory note due January 15, 2004 in the principal amount of $550,000 (See Note 8).

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

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

9.   CONVERTIBLE SUBORDINATED DEBT (continued)

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

     The Company determined the value of the beneficial conversion feature of the 6.5% Debenture to be $59,449 and, accordingly, discounted the balance of the 6.5% Debenture as of the date of issuance. The beneficial conversion feature was being amortized from the date of issuance to the maturity date of January 23, 2003, of which $4,573 was amortized to interest expense during 2002. The 6.5% Debenture was reinvested in the Company's January 23, 2002 secured convertible promissory note offering.

     In connection with the offering of the 6.5% Debenture, the Company issued to Taglich Brothers, the placement agent, five-year warrants to purchase up to 11,209 shares of the Company common stock at an initial exercise price of $0.81 per share (the "Taglich Warrants"). The Taglich Warrants were divided equally between Michael N. Taglich and another principal of Taglich Brothers. The Company ascribed an estimated fair value to the Taglich Warrants in the aggregate amount of $8,094 based on a Black Scholes valuation model and, accordingly, capitalized this amount as part of debt offering costs as of the date of issuance. Debt offering cost is recognized as additional interest expense over the life of the 6.5% Debenture, of which the Company amortized $1,200 to interest expense during 2002.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

9.   CONVERTIBLE SUBORDINATED DEBT (continued)

     The Taglich Warrants contain anti-dilution provisions under which their exercise price and number of underlying shares of common stock are adjusted upon a stock split, stock dividend, recapitalization or similar transaction, or upon issuance by the Company of common stock or securities convertible into or exchangeable for common stock at a price lower than the exercise price of the Taglich Warrants. In cases where the Company issues securities convertible into or exchangeable for common stock at a price per share that is lower than the exercise price of the Taglich Warrants, the exercise price of the Taglich Warrants is to be adjusted downward to 120% of the lower price, and the number of shares underlying the Taglich Warrants is to be adjusted upward by multiplying the number of shares underlying the Taglich Warrants prior to the adjustment by the exercise price of the Taglich Warrants prior to the adjustment, and then dividing that product by the exercise price that results from the adjustment. As a result of the Dilutive Issuance, the exercise price of the Taglich Warrants was adjusted downward to $0.12 per share and the aggregate number of shares of common stock underlying the Taglich Warrants increased from 36,727 to 74,446 shares. The Company ascribed an estimated fair value to this repricing of the Taglich Warrants in the aggregate amount of $2,643 based on a Black Scholes valuation model and, accordingly, capitalized the additional valuation as debt offering costs as the date of repricing, of which $512 was amortized to interest expense during 2002. The Company was recognizing the additional debt offering cost as additional interest expense over the remaining life of the 6.5% Debenture and amortized $1,268 of the additional deferred cost to interest expense during 2002.

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

     In October and November 2000, the Company issued in a private offering a total of 110 shares of 2000 Series A Preferred Stock to 21 accredited investors in exchange for cash in the amount of $10,000 per share, for aggregate net proceeds of $939,000. Through December 31, 2002, holders of
     109.81 shares have converted their preferred shares into common stock leaving one shareholder with 0.19 shares. In connection with this offering, the Company issued five-year warrants to purchase 265,000 shares of common stock at an exercise price of $3.00 per share to the placement agent. The Company has ascribed an estimated fair value to the warrants issued in connection with this offering in the aggregate amount of $231,656.

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

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

10.  SHAREHOLDERS' EQUITY (DEFICIT) (continued)

     PREFERRED STOCK (continued)

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

     The conversion feature normally is characterized as a beneficial conversion feature. Pursuant to Emerging Issues Task Force No. 00-27, the Company determined the value of the beneficial conversion feature of the 2000 Series A Preferred Stock to be $834,612, of which the remaining balance of $806,779 was accreted to retained earnings during 2001. These amounts have increased the net loss applicable to common shareholders in the calculations of basic and diluted loss per share.

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

     During 2002, holders of shares of 2000 Series A Preferred Stock converted
     12.21 shares of 2000 Series A Preferred Stock into an aggregate of 602,365 shares of common stock at a conversion price of $0.2027 per common share and 2.88 shares of 2000 Series A Preferred Stock into an aggregate of 550,000 shares of common stock at a conversion price of $0.0523.

     The preferred stock conversion at $0.0523 triggered the repricing of warrants issued to investors in the Company's offering of Series A (1999) Convertible Preferred Stock (the "Taglich Investor Warrants") and the repricing of placement agent warrants issued in connection with that offering (the "Taglich Placement Warrants"). The Taglich Investor Warrants and Taglich Placement Warrants had previously been adjusted based upon earlier issuances of securities at offering or exercise prices that were below the exercise prices of the Taglich Investor Warrants and the Taglich Placement Warrants. As a result of the preferred stock conversion, the number of shares of the Company's common stock issuable upon exercise of outstanding Taglich Investor Warrants and Taglich Placement Warrants was increased to an aggregate of 2,902,660 shares, and the exercise price of those warrants was adjusted downward to $0.0523 per share. The Company determined the incremental fair value of the repriced warrants attributable to the preferred stock conversion to be $135,410 based on a Black Scholes valuation model. The Company has recorded this incremental valuation as a dividend attributed to preferred shareholders and has accreted it to retained earnings, which further increased the net loss applicable to common shareholders in the calculation of basic and diluted loss per share for the year ended December 31, 2002. As of December 31, 2002, 0.19 shares of Series A Preferred Stock remained outstanding.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

10.  SHAREHOLDERS' EQUITY (DEFICIT) (continued)

     PREFERRED STOCK (continued)

     During 2001, holders of 95 shares of 2000 Series A Preferred Stock converted their shares of preferred stock into an aggregate of 4,414,295 shares of common stock at prices ranging from $0.355 per common share to $0.2027 per common share ("Dilutive Issuance").

     The Dilutive Issuance triggered the repricing of the Taglich Investor Warrants and the Taglich Placement Warrants issued to investors in the Company's offering of 1999 Series A Preferred Stock (see Private Equity Offerings of Common Stock below in Note 10). The Taglich Investor Warrants and Taglich Placement Warrants had previously been adjusted based upon earlier issuances of securities at offering or exercise prices that were below the exercise prices of the Taglich Investor Warrants and the Taglich Placement Warrants. As a result of the Dilutive Issuance, the number of shares of the Company's common stock issuable upon exercise of outstanding Taglich Investor Warrants and Taglich Placement Warrants was increased from an aggregate of 1,890,391 shares to an aggregate of 5,958,462 shares, all at an exercise price of $0.2027, of which 5,012,959 had been exercised as of December 31, 2001. The Company determined the incremental fair value of the repriced warrants attributable to the Dilutive Issuance to be $1,952,320 based on a Black Scholes valuation model. The Company recorded this incremental valuation as a dividend attributed to preferred shareholders and accreted it to retained earnings during 2001, which further increased the net loss applicable to common shareholders in the calculation of basic and diluted loss per common share. The aggregate dividend attributed to preferred shareholders during 2001 as a consequence of the conversion of 2000 Series A Preferred Stock amounted to $1,952,320.

     In addition to the dividend impact, the conversion also caused the repricing of certain placement warrants in connection with debt offerings. The aggregate value of those repricings amounted to $381,264, which has been capitalized as additional debt offering costs to recognize additional interest expense over the remaining life of the related debt instruments (see Note 9).

     PRIVATE EQUITY OFFERINGS OF COMMON STOCK

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

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

10. SHAREHOLDERS' EQUITY (DEFICIT) (continued)

     PREFERRED STOCK (continued)

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

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

10.  SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

     STOCK OPTIONS AND WARRANTS

     The Company's 2001 Stock Option Plan, which was adopted by the Company's board of directors effective as of July 17, 2001 and approved by the Company's shareholders on August 8, 2001, was amended and restated by the Company's board of directors effective as of September 18, 2001. The Amended and Restated 2001 Stock Option Plan ("2001 Plan") is designed to enable the Company to offer an incentive-based compensation system to employees, officers and directors of the Company and to consultants who do business with the Company. The 2001 Plan provides for the grant of incentive stock options and nonqualified stock options to purchase up to an aggregate of 3,000,000 shares of common stock. As of December 31, 2002, options to purchase a total of 2,890,000 shares of common stock were outstanding under the 2001 Plan and options to purchase a total of 110,000 shares were available for issuance under the 2001 Plan.

     The Company also has a 2000 Stock Option Plan ("2000 Plan") and a 1998 Stock Option Plan ("1998 Plan"), each of which plans was approved by the Company's board of directors and shareholders. The terms of the 2000 Plan and the 1998 Plan are substantially similar to the terms of the 2001 Plan. Options to purchase 1,000,000 shares of common stock were authorized for issuance under the 1998 Plan and, as of December 31, 2002, options to purchase a total of 682,000 shares of common stock were outstanding under the 1998 Plan and options to purchase a total of 78,000 shares of common stock were available for issuance under the 1998 Plan. Options to purchase 427,000 shares of common stock were authorized for issuance under the 2000 Plan, and as of December 31, 2002, options to purchase a total of 377,000 shares of common stock were outstanding under the 2000 Plan and options to purchase up to 50,000 shares of common stock were available for issuance under the 2000 Plan.

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

     The Company accounts for stock-based compensation for employees under the "intrinsic value" method. Under this method, no compensation expense is recorded for these plans and arrangements for current employees whose grants provide for exercise prices at or above the market price on the date of grant. Compensation expense for employees is recorded based on intrinsic value (excess of market price over exercise price on measurement date) which is accounted for as unearned compensation and is reflected as a separate component of shareholders' equity until earned. Unearned employee compensation is amortized to expense over the vesting period and the expense recognized amounted to $280,789 and $280,790 during 2002 and 2001, respectively.

     Effective June 13, 2002, the Company's board of directors approved the issuance under the Company's stock option plans of options to purchase an aggregate of 1,585,000 shares of common stock at an initial exercise price of $0.115 per share, which was the fair market value of a share of

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

10.  SHAREHOLDERS' EQUITY (DEFICIT) (continued)

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

     The Company accounts for stock-based compensation for non-employees using the fair value of the option award on the measurement date. Compensation for non-employee stock options are recorded in the period earned. The fair value of non-employee stock options and warrants granted in 2002 and 2001 totaled 15,414 and zero dollars, respectively. During 2002 and 2001, respectively, $52,099 and $567,758 was earned and recorded for current and previous employee grants. A summary of stock option activity is as follows:

                                        NUMBER OF        PRICE PER        AGGREGATE      WEIGHTED AVERAGE
                                          SHARES           SHARE            PRICE         EXERCISE PRICE
-------------------------------------------------------------------------------------------------------------
  Balance, December 31, 2000              3,186,000   $  0.71 - 6.00    $   6,576,369           2.06

  Options granted                         2,880,000      0.21 - 4.56        2,840,550           0.99
  Options forfeited/cancelled              (661,600)     0.21 - 4.56       (1,908,124)          2.88
-------------------------------------------------------------------------------------------------------------

  Balance, December 31, 2001              5,404,400      0.21 - 6.00        7,508,795           1.38

  Options granted                         2,165,000      0.11 - 0.45          301,525           0.14
  Options forfeited/cancelled            (1,530,400)     .106 - 6.00       (2,230,815)          1.46
-------------------------------------------------------------------------------------------------------------
  Balance, December 31, 2002              6,039,000   $  0.11 - 5.00     $   5,579,505        $ 0.91
=============================================================================================================

     The following table summarizes information with respect to stock options outstanding at December 31, 2002:

                           OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                           -------------------                                -------------------
                                         WEIGHTED
                                          AVERAGE         WEIGHTED          NUMBER          WEIGHTED
                        NUMBER           REMAINING        AVERAGE       EXERCISABLE AT       AVERAGE
    RANGE OF        OUTSTANDING AT      CONTRACTUAL       EXERCISE       DECEMBER 31,       EXERCISE
EXERCISE PRICES   DECEMBER 31, 2002    LIFE (YEARS)        PRICE             2002             PRICE
------------------------------------------------------------------------------------------------------------------
  0.11 - 0.719        3,760,000             9.2          $  0.19          1,776,500        $    0.22
  1.031 - 1.75        1,367,000             6.9             1.38          1,152,400             1.39
  2.18 - 2.594          330,000             6.9             2.47            356,000             2.50
  3.00 - 3.813          532,000             7.6             3.43            523,200             3.42
      5.00               50,000             6.0             5.00             50,000             5.00
------------------------------------------------------------------------------------------------------------------
  0.11 - 5.00         6,039,000             7.3          $  0.91          3,858,100        $    1.27
==================================================================================================================

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

10.  SHAREHOLDERS' EQUITY (DEFICIT) (continued)

     A summary of the activity of common stock purchase warrants is as follows:

                                                                                          WARRANT PRICE
                                                                                 ---------------------------------
                                                                NUMBER OF            PER SHARE         TOTAL
                                                                 SHARES
       Balance outstanding, December 31, 2000                      2,391,117        1.35 - 5.000       7,185,390
       Warrants issued                                             6,739,986        0.20 - 2.000         780,840
       Warrants exercised                                         (5,012,959)          0.203          (1,016,127)
                                                              -----------------------------------   --------------

       Balance outstanding, December 31, 2001                      4,118,144        0.20 - 5.00        6,950,103
       Warrants issued                                            13,730,829        0.44 - 1.00        3,806,360
       Warrants exercised                                           (151,258)       1.88 - 3.25         (382,912)
                                                              -----------------------------------   --------------

       Balance outstanding, December 31, 2002                     17,697,715    $   0.20 - 5.00     $  10,373,551
                                                              ===============   =================   ==============

     At December 31, 2002, the Company had 100,000,000 shares of common stock authorized for issuance under its articles of incorporation. At that date, 28,971,687 shares of common stock were issued and outstanding, approximately 67,616,474 shares of common stock were issuable upon the exercise of outstanding stock options and warrants and upon conversion of convertible preferred stock and promissory notes, and 738,000 shares of common stock were reserved for future issuances under the Company's employee stock purchase plan and three stock option plans.

     EMPLOYEE STOCK PURCHASE PLAN

     In July 1999, the Company's board of directors and shareholders adopted the 1999 Employee Stock Purchase Plan. No shares were issued under that plan. Effective December 28, 2000, the Company terminated that plan.

     The Company's 2001 Employee Stock Purchase Plan ("Purchase Plan"), was adopted by the Company's board of directors effective as of July 17, 2001 and approved by the Company's shareholders on August 8, 2001. The Purchase Plan was adopted to provide eligible employees of the Company and its affiliates with an incentive to advance the best interests of the Company by providing a method whereby they may voluntarily purchase common stock of the Company upon terms described in the Purchase Plan. The Purchase Plan is designed to be operated on the basis of six consecutive month offering periods commencing January 1 and July 1 of each year during the term of the Purchase Plan. The 2001 Purchase Plan terminates on July 1, 2011. The Purchase Plan provides that eligible employees may authorize payroll deductions of up to 10% of their salary to purchase shares of the Company's common stock at 85% of the fair market value of common stock on the first or last day of the applicable purchase period. A total of 500,000 shares of common stock are authorized for issuance under the Purchase Plan, and as of December 31, 2002, no shares had been issued under the Purchase Plan.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

10.  SHAREHOLDERS' EQUITY (DEFICIT) (continued)

     RESTRICTIONS ON DIVIDENDS

     The Company has never paid cash dividends on its common stock. The Company is restricted from paying dividends on its common stock under California state law as a result of its accumulated deficit as of December 31, 2002. The Company is also restricted from paying dividends on its common stock under the certificate of determination for the Company's Series A Convertible Preferred Stock, the terms of the Company's 10% Subordinated Unsecured Promissory Notes due 2000 and the terms of the Company's secured convertible promissory notes.

11.  INCOME TAXES

     The provision for income taxes for the years ended December 31, 2002 and 2001 is comprised of the minimum current state income tax. Differences between the statutory and effective tax rates are primarily due to valuation allowances recorded to offset deferred tax benefits associated with net operating losses.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Components of the Company's deferred tax assets of approximately $7,400,000 are comprised primarily of the future tax benefit of the Company's net operating loss carryforward of approximately $6,500,000 at December 31, 2002. Such deferred tax asset is offset by a valuation allowance equal to the total net deferred tax asset balance.

     As of December 31, 2002, the Company has a federal net operating loss carryforward of approximately $18,200,000 that expires at various dates between 2007 and 2022, and a state net operating loss carryforward of approximately $6,200,000 that expires at various dates between 2004 and 2012. Utilization of such California net operating losses have been suspended by the State of California until 2004.

     The utilization of the net operating loss carryforwards could be substantially limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of deferred tax assets is not more likely than not. Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of December 31, 2002.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

12.  LOSS PER SHARE

     The following table illustrates the computation of basic and diluted loss per share:

                                                                 YEAR ENDED     YEAR ENDED
                                                                DECEMBER 31,   DECEMBER 31,
                                                                   2002           2001
                                                                ------------   ------------
         NUMERATOR:
         Net loss                                               $(1,959,688)   $(7,088,331)

         Less:   Preferred stock beneficial conversion
                          feature (Note 10)                              --       (806,779)
                 Warrants repriced                                 (135,410)    (1,952,320)
                                                                ------------   ------------

         Loss applicable to common shareholders                 $(2,095,098)   $(9,847,430)
                                                                ============   ============

         DENOMINATOR:
         Weighted average number of common shares
            outstanding during the period                        28,263,365     22,403,778
                                                                ============   ============

            Basic and diluted loss per share:                   $     (0.07)   $     (0.44)
                                                                ============   ============

     The computation of diluted loss per share excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants and the potential conversion of convertible debt and preferred stock because their effect was antidilutive due to losses incurred by the Company during the periods presented. See summary of outstanding stock options and warrants and discussion of convertible preferred stock in Note 10. The common stock equivalents excluded from weighted average shares for 2002 and 2001 total 67,616,474 and 14,895,039, respectively (see Note 10).

13.  COMMITMENTS AND CONTINGENCIES

     LEASES

     During 1999, the Company entered into an agreement with an unrelated party to lease a new corporate and manufacturing facility. The lease has an initial term of five years and one five-year option to extend. In connection with the lease, Mr. Armani, a former director and former Chief Executive Officer of the Company, executed a performance guarantee of the Company's obligations under the lease. If the Company were to default under the lease, Mr. Armani could be held liable for payment of the $175,000 tenant improvement allowance, all tenant improvement amounts in excess of $450,000, two years of base rent under the lease plus the landlord's brokerage commission expenses and costs of enforcing the guarantee.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

13.  COMMITMENTS AND CONTINGENCIES (continued)

     LEASES (continued)

     The Company has acquired certain furniture, fixtures and equipment under capital leases that are payable in various scheduled monthly installments through August 2005.

     Future minimum lease payments are as follows:

                                                       Operating       Capital
      YEARS ENDING DECEMBER 31,                          Leases         Leases
     -------------------------------------------       -----------   -----------

     2003                                              $  316,145    $   10,023
     2004                                                 322,405         4,217
     2005                                                  80,601         2,811
                                                       -----------   -----------

     Total minimum lease payments                      $  719,151        17,051
                                                       ===========

     Amount representing interest ranging from
          6.6% to 18.4%                                                  (5,428)
                                                                     -----------

     Present value of future minimum capital
          lease obligations                                              11,623
     Current portion                                                    (11,623)
                                                                     -----------

                                                                     $       --
                                                                     ===========

     Total rent expense for the years ended December 31, 2002 and 2001 was approximately $398,885 and $461,500, respectively.

     ACCOUNTS PAYABLE

     At December 31, 2002, the Company had approximately $1.3 million of accounts payable, excluding accounts payable due to Corlund Electronics, Inc., that were delinquent and had not been paid in accordance with the payment terms of the Company's vendors. However, at March 31, 2003, such amount approximated $1 million (unaudited). The loss of any major vendors could have a material adverse effect on the Company's results of operations.

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

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

13.  COMMITMENTS AND CONTINGENCIES (continued)

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

     Pursuant to the Strategic Agreement, the Company is obligated to pay certain royalties to Duquesne in connection with sales generated through Duquesne's effort. The Company incurred obligations for royalties due under the agreement of approximately zero dollars and $23,000 in 2002 and 2001, respectively.

     MOTOROLA 202T MODEM AGREEMENT

     On June 1, 2000, the Company entered into a two-year Manufacturing License and Distribution Agreement with Motorola, Inc. through Motorola's Multiservice Networks division. The agreement establishes the terms and conditions under which Motorola gives the Company the non-exclusive right to manufacture and sell a Telenetics brand version of the Motorola Bell 202T modem. The Company is obligated to pay certain royalties to Motorola in connection with the sale of such products. The Company incurred obligations for royalties under the agreement of approximately $27,000 during 2001, which obligations were included in the Motorola settlement agreement in October 2002 (see below). The Company commenced production and sales of a modified version of the Motorola Bell 202T modem during 2000, and incurred an obligation for royalties due under the agreement of $37,000 which was also included in the Motorola settlement agreement in October 2002. Based on the successful performance of this agreement, the Company and Motorola entered into the Manufacturing License and Distribution Agreement described below under the heading "Motorola Sunrise Series Agreement."

     MOTOROLA SUNRISE SERIES AGREEMENT

     On December 29, 2000, the Company entered into a Manufacturing License and Distribution Agreement ("Motorola Agreement") with Motorola, Inc. through Motorola's Multiservice Networking Division. Under the terms of the Motorola Agreement, the Company obtained from Motorola a ten-year non-exclusive license to manufacture, market and further develop a series of Motorola commercial-grade analog and digital data transmission and network access products. The Company distributes these products under the name Sunrise Series(TM) through a worldwide network of certified resellers, system integrators, partners, original equipment manufacturers and other distribution channels, many of which are part of a worldwide distribution network developed by Motorola in connection with sales of its products, including the commercial-grade analog and digital transmission and network access products that were licensed to the Company through the Motorola Agreement. In exchange for the license relating to the Sunrise Series(TM) products, the Company has agreed, among other things, to make royalty payments to Motorola on sales of the licensed products

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

13.  COMMITMENTS AND CONTINGENCIES (continued)

     during the two-year period that began on December 29, 2000. The Company incurred obligations for royalties under the agreement of approximately $133,000 during the nine months ended September 30, 2002, which obligations were accrued but not paid as of September 30, 2002 pursuant to the payment terms of the Motorola Agreement. The Company acquired inventories with an approximate value of $5 million and property and equipment with an approximate value of $543,000 pursuant to the Motorola Agreement. The Company took delivery of these assets during the three months ended March 31, 2001. As of December 31, 2001, the Company had paid by cash and product amounts sufficient to fulfill its obligations to acquire inventory in accordance with the terms of the Motorola Agreement. However, in October 2002, the Company determined that Motorola had applied $400,000 of these payments to the $1.8 million of inventory discussed below that the Company received outside the Motorola Agreement. The Company entered into the manufacturing agreement with Corlund Electronics described below under the heading "Corlund Electronics Agreement" to facilitate the manufacture of certain of the products covered by the Motorola Agreement. Of the $5 million of inventories acquired from Motorola under the Motorola Agreement, $4.5 million relates to the Corlund Electronics Agreement.

     During 2002, the Company received inventories relating to the products covered by the Motorola Agreement having an approximate value of $1,836,000. This inventory is not covered by the Motorola Agreement. As of September 30, 2002, the Company had not recorded the acquisition of this additional inventory because the Company was holding this inventory on a consignment basis. At September 30, 2002, the Company had consumed approximately $80,000 of this inventory. Effective October 31, 2002, the Company entered into a settlement agreement with Motorola covering the acquisition of this inventory, expedite and cancellation fees and costs, and the Motorola Agreement. Under the terms of the settlement, the Company and Motorola each agreed that the other party was paid in full on all issues related to these three matters through the effective date of the settlement. Amounts due under the Motorola Agreement, offset by product claims, resulted in an extinguishment of debt of approximately $253,000 during the three months ended September 30, 2002. In addition, the carrying value of the consigned inventory was recorded at approximately $830,000 during the fourth quarter of 2002.

     CORLUND ELECTRONICS AGREEMENT

     On December 29, 2000, the Company entered into a Manufacturing Agreement ("Corlund Electronics Agreement") with Corlund Electronics, Inc. (formerly Comtel Electronics, Inc.), a privately-held manufacturer based in Tustin, California. Under the Corlund Electronics Agreement, Corlund Electronics agreed to act as a turnkey contract manufacturer of the majority of the Sunrise Series(TM) commercial-grade data transmission and network access products that the Company licenses from Motorola. As part of this arrangement, Corlund Electronics has agreed to perform component purchasing, full product assembly, testing and preparation for shipment of both base products, which are of a generic type and are identical, and final products, which are specially configured or modified to fill a particular customer order or need. The Company sold to Corlund Electronics $385,000 of the equipment that the Company purchased from Motorola for the purpose of manufacturing the Sunrise Series(TM) products. In addition, the Company is loaning to Corlund Electronics testing equipment needed in the manufacturing process. In addition to the $4.5 million in inventory acquired from Motorola relating to the Corlund Electronics Agreement, the Company acquired $1 million of inventory from various other vendors to support the manufacture of Sunrise Series(TM) products under the Corlund Electronics Agreement. Through December 31, 2002, the Company had sold, at cost, to

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

13.  COMMITMENTS AND CONTINGENCIES (continued)

     Corlund Electronics a net of approximately $4,760,000 of the $5,500,000 of inventory and components that the Company purchased from Motorola and others. Such sales of inventory and components are not recognized as revenue. As discussed below, the Company has repurchased $2.6 million of the inventory sold to Corlund Electronics. As of December 31, 2002, the Company held $2.3 million of inventory in support of the manufacture of Sunrise Series(TM) products. As of December 31, 2002, the Company had a balance of approximately $856,000, before reserves, due from Corlund Electronics in connection with these sales, which balance is included in accounts receivable.

     The Corlund Electronics Agreement provides that if Corlund Electronics purchases or orders component parts in order to meet the Company's forecast for Sunrise Series(TM) products, the Company is required to purchase the unused and excess portion of those parts from Corlund Electronics upon request if (i) the Company fails to purchase Sunrise Series(TM) products in accordance with its forecast(s), and (ii) Corlund Electronics cannot reasonably return, cancel the order, or otherwise use the component parts. The Corlund Electronics Agreement also provides that if the Company cancels all or a portion of a purchase order for Sunrise Series(TM) products that have become obsolete and unusable for any other purpose other than as originally contemplated by the cancelled purchase order, then the Company is required to purchase all of Corlund Electronics' inventory related to the obsolete products, including finished goods, work-in-process and component parts. Through September 30, 2002, the Company had purchased all of the Sunrise Series(TM) products in accordance with its forecasts, and had not cancelled any purchase orders for obsolete products. Accordingly, as of that date, the Company had no repurchase obligation under the Corlund Electronics Agreement. However, for business reasons the Company repurchased $2.6 million of Corlund Electronics surplus inventory relating to the Sunrise Series(TM) products and, as of December 31, 2002, had tentatively agreed to purchase an additional $162,000. In addition, the Company has from time to time agreed to be obligated under non-cancel / non-return commitments made by Corlund Electronics to various of its vendors in connection with purchases for the manufacture of the Sunrise Series(TM) products. To the extent Corlund Electronics does not use those materials in the manufacture of the Sunrise Series(TM) products, the Company is obligated to acquire that inventory. At December 31, 2002, there were no materials that the Company would have been committed to purchase from Corlund Electronics under the non-cancel/non-return obligations if Corlund Electronics had been unable to use those materials. . However, in Corlund's cross complaint served April 7, 2003, they allege $200,000 for excess raw materials inventory pursuant to the non-cancel/non-return obligations.

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

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

13.  COMMITMENTS AND CONTINGENCIES (continued)

     As of December 31, 2002, the Company owed $2,856,206 to Corlund Electronics as a result of product purchases under the Corlund Electronics Agreement. In September 2001, the Company entered into an arrangement with Corlund Electronics regarding the assignment of accounts receivable to Corlund Electronics, the collection of those accounts receivable and the grant of security interests in those accounts receivable. Under this arrangement, Corlund Electronics gave the Company immediate credit for the assigned receivables against amounts owed for product purchases the same as if the payment had been made in cash, and in turn Corlund Electronics pledged those assigned receivables as security for loans from its senior lender. Although under this arrangement the assignment of the accounts receivable was with recourse, the Company determined that the probability of having to repurchase the assigned accounts was remote in light of the quality of the assigned accounts and the credit insurance maintained on foreign accounts. During 2002, the Company granted to Corlund Electronics a continuing security interest in certain of the Company's assets as an inducement to Corlund Electronics to continue this arrangement. The assets encumbered are all accounts, accounts receivable, inventory, contract rights, instruments, investment property, chattel paper and general intangibles in the nature of payment obligations owing to the Company, including, without limitation, all rights of the Company to payment for goods sold or leased, or to be sold or to be leased, or for services rendered or to be rendered, howsoever evidenced or incurred, together with all returned or repossessed goods and all books, records, computer tapes, programs and ledger books arising therefrom or relating thereto, all whether now owned or hereafter acquired and howsoever arising.

     During 2002, the Company discharged with full recourse under its accounts receivable assignment arrangement with Corlund Electronics approximately $8.4 million of the Company's obligation for product purchases from Corlund Electronics. Through January 2003, the Company has continued to satisfy this obligation by further assignments to Corlund Electronics and Corlund Electronics' secured lender of certain of the Company's accounts receivable. At December 31, 2002 and 2001, resepectively, Corlund Electronics had not collected $1.8 million and $2.0 million, respectively, of accounts receivable that the Company had assigned to them. The uncollected amount at December 31, 2001 was reflected as a decrease to accounts receivable and to the related accounts payable due to Corlund Electronics based on the September 2001 original arrangement with Corlund Electronics.

     The August 31, 2002 amendment to the Corlund Electronics Agreement provides that subject to restrictions or limitations imposed by Corlund Electronics' secured lender, the Company has the right during the remainder of the term of the manufacturing agreement to pay any invoice remaining unpaid for more than 60 days by assigning to Corlund Electronics the Company's current, collectable accounts receivable, which shall be applied to amounts due to Corlund Electronics upon collection by Corlund Electronics. Based on the terms of the August 31, 2002 amendment, the assigned accounts receivable and the corresponding accounts payable obligations are presented on the Company's balance sheet as of December 31, 2002 at their gross amounts until collection of the accounts receivable.

     Based on the provisions of the August 31, 2002 amendment, as of December 31, 2002 the accounts receivable assigned to Corlund Electronics, which had not been collected, did not reduce total accounts receivable and payable. Through December 31, 2002, the Company had repurchased

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

13.  COMMITMENTS AND CONTINGENCIES (continued)

     approximately $891,000 of the assigned receivables primarily as a result of customers having paid the Company on assigned invoices rather than having paid Corlund Electronics directly. Repurchases of doubtful accounts under the recourse obligation have not been material.

     In connection with the August 31, 2002 amendment to the Corlund Electronics Agreement, the Company issued to Corlund Electronics a three-year warrant to purchase up to 600,000 shares of common stock at an exercise price of $0.14 per share. In addition, on August 30, 2002, the Company executed a repayment agreement in the principal amount of $1.2 million. This obligation bears interest at the rate of 9.0% per annum and is repayable in thirteen installments, with the first installment of $60,000 due on November 30, 2002 and the remaining balance of principal and interest due in twelve equal monthly installments of approximately $104,000 on the last day of each calendar month beginning February 28, 2003. Corlund Electronics is to apply amounts paid under this obligation against accounts receivable due to Corlund Electronics from the Company pursuant to the Corlund Electronics Agreement.

     Subsequent to December 31, 2002, the Company determined that there was substantial doubt as to the ability or intent of Corlund Electronics to perform its obligation under the agreement or to appropriately resolve pricing differences. As a result, the Company filed a legal action against Corlund Electronics in February 2003 (See "Litigation" below).

     INGRAM MICRO AGREEMENT

     In March 2001, the Company entered into a stocking/distribution agreement with Ingram Micro Inc. Ingram Micro Inc., a leading wholesale provider of technology products and services, previously served as a stocking distributor for Motorola in connection with the products the Company has begun marketing under the Sunrise Series(TM) name. The agreement provides Ingram and its affiliates with the non-exclusive worldwide right to purchase, sell and ship to any reseller all computer products produced and/or offered by the Company during the term of the agreement. The agreement had an initial term of one year and automatically renews for successive one-year terms unless earlier terminated by either party upon 30 days' prior written notice or immediately upon written notice in other limited circumstances. Although the agreement does not require Ingram to purchase any minimum amount or quantity of the Company's products, Ingram has agreed under the agreement to list the Company's products in Ingram's catalog, promote the products in a commercially reasonable manner, assist in product training and support and provide reasonable general product technical assistance to customers who purchase the products. The agreement provides that Ingram Micro can return to the Company for credit or refund, up to 180 days after termination or expiration of the agreement, unused products in their original packaging. To make provision for returns, the Company reviews the amount of inventory on hand at Ingram Micro at each reporting date. Historically, such amounts have been nominal.

     EMPLOYMENT AGREEMENTS

     The Company has employment agreements with certain executives that provide for specified base salaries plus incentive compensation and other benefits.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

13.  COMMITMENTS AND CONTINGENCIES (continued)

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

          o Each non-employee director shall be entitled to reimbursement for reasonable and necessary expenses incurred in connection with attendance at meetings of the board or committees of the board; and

          o Each of the five non-employee members of the board received effective as of June 13, 2002 a non-qualified stock option outside of the Company's stock option plans to purchase up to 50,000 shares of common stock, with such options (a) to have an initial exercise price of $0.115 per share, which is the closing price of a share of the Company's common stock on the day immediately preceding the date of grant, and (b) subject to continued service requirements and other terms of the applicable option agreement, are to vest and become exercisable in four equal quarterly installments beginning September 11, 2002 and to expire on June 12, 2012.

     The cash compensation was to be earned and payable quarterly in arrears unless deferred at the discretion of the Company's President, with the first installment coming due August 15, 2002 to cover the period from May 15, 2002 through August 15, 2002. However, the June 30, 2002 note modification agreement that the Company entered into with Dolphin provides that during the period that the 12% Subordinated Unsecured Promissory Note in the principal amount of $550,000 due to Dolphin on January 15, 2004 is outstanding, the Company may not pay cash compensation other than expense reimbursement to its directors for services rendered on or after May 15, 2002.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

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

     On August 2, 2002, Michael A. Armani filed an action against the Company, Michael Taglich and David Stone in the Superior Court of California, County of Orange Central Justice Center (Case No. 02CC12884). Mr. Armani is a former executive officer and former director of the Company. Mr. Taglich is the Chairman of the Board and a director of the Company, and Mr. Stone is the Company's President and Chief Financial Officer. The complaint alleges breach of contract, fraud and deceit, interference with contractual relationship and prospective advantage and inducing breach of contract. Mr. Armani seeks general damages of at least $450,000 and punitive and exemplary damages in excess of $15,000,000. The complaint relates to the terms and effectiveness of documentation relating to his September 2000 separation from employment with the Company. The complaint also relates to compensation he claims is due for services he allegedly rendered to the Company following his separation. The Company believes Mr. Armani's claims are without merit because, among other factors, Mr. Armani alleged the existence of contracts that did not exist between the Company and himself, Mr. Armani admitted in the complaint that he failed to execute proposed separation documentation prior to the explicit expiration date of the offer described in the documentation, and in anticipation of execution of the documentation, the Company paid all of the amounts that Mr. Armani was to have received under that proposed separation arrangement. Mr. Armani's complaint has been answered by all defendants, and the Company filed a cross-complaint to recover approximately $212,000 of the Company's funds that Mr. Armani loaned to himself for his own personal benefit without prior approval or authorization of the Company's board of directors while he was an executive officer and director of the Company. All defendants have made discovery requests, and Mr. Armani has failed to timely respond to any of the discovery requests or to appear for his deposition. All defendants plan to make a motion to compel Mr. Armani's response to discovery or in the alternative dismissal of his complaint.

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

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

13.  COMMITMENTS AND CONTINGENCIES (continued)

     $24,723, bearing interest at 8% per annum. Principal and all accrued but unpaid interest are due at maturity on February 1, 2003 (see Note 8).

     On February 21, 2003 the Company filed an action against Comtel Electronics, Inc. (Corlund Electronics) in the Superior Court of California, County of Orange Central Justice Center (Case No. 03CC03611). The complaint seeks (a) relief based upon rescission of the Manufacturing Agreement (See Note 13 - "Corlund Electronics Agreement") including all amendments, assignments and other agreements related thereto, (b) fraud,
     (c) breach of contract, and (d) payment for goods sold and delivered at an agreed price. The Company seeks damages of (a) approximately $5,000,000 in charges for the manufacture of Sunrise products in excess of the prices agreed to when the Company entered into the Manufacturing Agreement, (b) approximately $12,000,000 in profits on customers and contracts lost do to Corlund's failure to deliver products per schedule, and (c) approximately $1,300,000 for inventories sold and delivered to Corlund, which it has failed to pay for. On April 7, 2003, Corlund answered the complaint with a general denial of all allegations and filed a cross complaint. In addition to the amounts that the Company has recorded for transactions with Corlund, the Corlund cross complaint seeks to recover approximately $900,000 as an aggregate of (a) interest on late payments, excess inventory carrying charges, and minimum order shortfall charges, none of which have been submitted to the Company prior to filing the cross complaint (b) $200,000 for excess raw material allegedly purchased but never delivered to the Company and (c) approximately $1.7 million for raw material and work in process inventory never delivered to the Company. The Company believes the $900,000 in new charges alleged in Corlund's cross complaints are without merit in that they amount to Corlund penalizing the Company for Corlunds failure to perform under the manufacturing agreement. As to the aggregate of $1.9 million in inventory charges, the Company believes that, to the extent there is any merit in these claims, the Company would receive a corresponding amount of additional inventory. Corlunds cross complaint also alleges that, included within the amounts claimed is approximately $900,000 of proceeds of assigned accounts receivable which the Company is alleged to have fraudulently collected and converted and is the basis for which Corlund seeks punitive damages. The Company has propounded discovery as to both its complaint and Corlunds cross complaint.

     EMPLOYEE BENEFIT PLAN

     On January 3, 2001, the Company adopted an elective retirement 401(k) plan for eligible employees. All employees who meet certain service requirements are eligible to participate. Matching contributions are at the discretion of the Company. There was no matching contribution to the plan in 2002 or 2001.

14.  GAIN/LOSS ON SALE OF ASSETS

     In April 2002, the Company sold certain test equipment for a gain of $35,000. Effective as of August 31, 2001, the Company sold all of the assets of its Traffic Management Systems Division, which assets it had purchased from Sunnyvale General Devices and Instruments, Inc. ("GDI"), to a former employee in exchange for the assumption of $700,000 of selected liabilities of the division. In connection with and as part of the sale, the Company also settled the termination of an employment agreement, received indemnification for a legal issue and paid certain operating expenses of the division through September 2001. The transaction resulted in a $282,219 loss on sale of assets during 2001.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

15.  MAJOR CUSTOMER AND SUPPLIER INFORMATION

     During 2002, one customer, Data Connect Enterprises, accounted for approximately 13.2% of the Company's consolidated net sales. Although the Company's current business strategy involves the use of multiple resellers and distributors who the Company anticipates will act as multiple customers for the Company's products, a limited number of large customers could continue to account for the majority of the Company's revenues. In that event, a loss of the Company's most significant customers could have a material adverse effect on the Company's results of operations and financial condition.

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

     During 2002 and 2001, Corlund Electronics accounted for approximately 70.3% and 52.5%, respectively, of the Company's purchases. If the Company continues to depend upon Corlund Electronics to manufacture a major portion of the Company's purchases, a loss of the Company's relationship with Corlund Electronics could have a material adverse effect on the Company's results of operations and financial condition because the Company could be required to undertake expensive and time-consuming efforts that could take up to four months or longer to transition the contracted services to other qualified contractors or to the Company's own facilities.

16.  GAIN ON DEBT EXTINGUISHMENT

     The Company recorded a gain on debt extinguishment of $1,183,135 and $415,000 in 2002 and 2001, respectively. In January 2002, the Company settled an account payable of approximately $905,000 for $150,000, which resulted in a gain of $695,000, net of commission. Additionally, during 2002, the Company recorded gains for the Motorola settlement, the settlement of accounts payable obligations and Knobbe Martin note payable, for less than the carrying value of those obligations. During 2001, the gains were attributable to the settlements of accounts payable obligations aggregating approximately $236,000 and various litigation matters aggregating approximately $179,000, primarily the Blattman (Racon) matter and the Coleman matter, for less than the carrying value of those obligations.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

17.  REVENUES BY GEOGRAPHIC LOCATION

     The following sets forth a summary of the Company's revenues attributed to its country of domicile and to all foreign countries in total, and revenues attributable to each individual foreign country from which the Company derived material revenues:

                                                       2002            2001
                                                   -------------   -------------

        United States                              $  8,497,000    $ 11,653,000
                                                   -------------   -------------

        Foreign countries:
                Canada                                1,280,000       2,044,000
                France                                  826,000         531,000
                Germany                                 478,000       1,376,000
                All other countries                   5,002,000       4,477,000
                                                   -------------   -------------

        Total Foreign                                 7,586,000       8,428,000
                                                   -------------   -------------

                                                   $ 16,083,000    $ 20,081,000
                                                   =============   =============

     The following sets forth a summary of the Company's revenues attributed to the geographic regions:

                                                       2002           2001
                                                   -------------   -------------

        United States and Canada                   $  9,777,000    $ 13,697,000
        Western, Central, Eastern Europe,
                 Middle East, and Africa              4,806,000       4,384,000
        Asia Pacific, including mainland China,
                 Australia, New Zealand, and India    1,184,000       1,705,000
        Latin, Central and South America,
                 Mexico and the Caribbean               316,000         295,000
                                                   -------------   -------------

                                                   $ 16,083,000    $ 20,081,000
                                                   =============   =============

     Net sales by geographic area have been determined based on the country of domicile of the customer to which the revenue is attributed.

18.  SUBSEQUENT EVENTS

     MODIFICATION OF 2002 SENIOR SECURED CONVERTIBLE PROMISSORY NOTES

     In March 2003, the Company renegotiated its obligations under the 2002 Senior Secured Convertible Promissory Notes. As of April 14, 2003 holders of 2002 notes representing $3,615,000 of the original $4,365,000 principal balance of the 2002 notes had executed modification agreements. The Company is in the process of documenting the modification agreements with the holders of the remaining $750,000 of the 2002 notes. (See Note 9).

     MODIFICATION OF 8% SUBORDINATED UNSECURED PROMISSORY NOTES

     In March 2003, the Company renegotiated its obligation under the 8% Subordinated Unsecured Promissory Notes (See Note 8).

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

18.  SUBSEQUENT EVENTS (continued)

     STOCK ISSUED FOR SERVICES

     In February 2003, the Company issued an aggregate of 1,877,575 shares of common stock, with a fair market value of $140,818, as a bonus to seven employees which was accrued at December 31, 2002.

     On February 14, 2003, the board of directors approved the issuance of shares of common stock at a rate of $0.075 per share, which was the fair market value, to all directors in lieu of payment to them of amounts accrued and outstanding under the compensation plan adopted in May 2002. An aggregate of 637,666 shares of common stock will be issued to Michael Taglich, Brad Jacobs and Robert Schroeder in lieu of payment to them of an aggregate of $47,825 in outstanding compensation.

     COMTEL LAWSUIT

     On February 21, 2003 the Company filed an action against Comtel Electronics, Inc. (Corlund Electronics) in the Superior Court of California. On April 7, 2003 Corlund Electronics answered the complaint and filed a cross complaint (See Note 13 "Litigation").

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

2.5 Bill of Sale, Assignment and General Conveyance dated April 28, 2000 made by Racon, Inc. for the benefit of the Registrant (6)

2.6 Settlement Agreement and Release dated as of January 18, 2001 between the Registrant, Daniel A. Blattman and Racon Incorporated (6)

2.7 Asset Purchase Agreement effective as of August 31, 2001 between the Registrant, Frank Ribelin and GDI Communications, LLC (19)

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

3.8 Amendment to Article III, Section 2 of the Restated and Amended Bylaws of the Registrant effective as of June 6, 2000 (18)

3.9 Amendment to add Section 16 to Article III of the Restated and Amended Bylaws of the Registrant effective as of September 8, 2000 (7)

3.10 Amendment to Article III, Section 2 of the Restated and Amended Bylaws of the Registrant on August 8, 2001 (19)

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

10.23    Telenetics Corporation 2001 Employee Stock Purchase Plan (#) (16)

10.24    Telenetics Corporation Amended and Restated 2001 Stock Option Plan (#)
         (17)

10.25 Secured Promissory Note in the principal amount of $139,000 dated as of March 21, 2002 made by Michael A. Armani in favor of the Registrant
         (19)

10.26 Stock Pledge Agreement dated as of March 21, 2002 between Michael A. Armani and the Registrant (19)

10.27 Note and Warrant Purchase Agreement dated as of April 1, 2002 by and between the Registrant and Dolphin Offshore Partners, L.P. (19)

10.28 Secured convertible promissory note due April 1, 2005 in the principal amount of $2,115,000 made by the Registrant in favor of Dolphin Offshore Partners, L.P. (19)

10.29 Registration Rights Agreement dated as of April 1, 2002 by and between the Registrant and Dolphin Offshore Partners, L.P. (19)

10.30 Security Agreement dated as of April 1, 2002 relating to the security interest granted by the Registrant for the benefit of Dolphin Offshore Partners, L.P. (19)

10.31 Common Stock Purchase Warrant dated as of April 1, 2002 issued by the Registrant in favor of Dolphin Offshore Partners, L.P. (19)

10.32 Note and Warrant Purchase Agreement dated as of March 1, 2002 by and between the Registrant and the investors named therein (19)

10.33 Form of secured convertible promissory note due March 1, 2005 made by the Registrant in favor of the investors in the Registrant's March 1, 2002 private placement (19)

10.34 Registration Rights Agreement dated as of March 1, 2002 by and among the Registrant and the investors named therein (19)

10.35 Security Agreement dated as of March 1, 2002 relating to the security interest granted by the Registrant for the benefit of the secured parties named therein (19)

10.36 Form of common stock purchase warrant issued by the Registrant in favor of the investors in the Registrant's March 1, 2002 private placement
         (19)

10.37 Form of common stock purchase warrant issued by the Registrant in favor of the placement agent in the Registrant's March 1, 2002 private placement (19)

10.38 Note and Warrant Purchase Agreement dated as of January 23, 2002 by and between the Registrant and the investors named therein (19)

10.39 Form of senior secured convertible promissory note due January 23, 2005 made by the Registrant in favor of the investors in the Registrant's January 23, 2002 private placement (19)

10.40 Registration Rights Agreement dated as of January 23, 2002 by and among the Registrant and the investors named therein (19)

10.41 Security Agreement dated as of January 23, 2002 relating to the security interest granted by the Registrant for the benefit of the secured parties named therein (19)

10.42 Form of common stock purchase warrant issued by the Registrant in favor of the investors in the Registrant's January 23, 2002 private placement
         (19)

10.43 Form of common stock purchase warrant issued by the Registrant in favor of the placement agent in the Registrant's January 23, 2002 private placement (19)

10.44 Agreement dated as of February 11, 2002 between the Registrant and EGN B.V. (19)

10.45 Telenetics Corporation Stock Purchase Warrant between the Registrant and SMC Communications Group, Inc. (1)

10.46 Letter Agreement dated as of April 1, 2002 between the Registrant and Peter E. Salas as General Partner of Dolphin Offshore Partners, L.P.
         (19)

10.47 Note Modification Agreement dated as of June 30, 2002 between Telenetics Corporation and Dolphin Offshore Partners, L.P. (20)

10.48 12% Subordinated Unsecured Promissory Note due January 15, 2004 made by Telenetics Corporation in favor of Dolphin Offshore Partners, L.P. (20)

10.49 Note Modification Agreement dated as of June 30, 2002 between Telenetics Corporation and Terry S. Parker (20)

10.50 7% Subordinated Unsecured Promissory Note due January 15, 2004 made by Telenetics Corporation in favor of Terry S. Parker (20)

10.51 Repayment Agreement dated August 30, 2002 in the principal amount of $1.2 million made by Telenetics Corporation in favor of Corlund Electronics, Inc. (21)

10.52 Settlement Agreement and Mutual Release effective August 20, 2002 by and between Telenetics Corporation and Peter C. Rosen, William A. Shea, Jr. and Larry Kars (21)

10.53 Settlement Agreement and Mutual Release effective August 1, 2002, by and among Telenetics Corporation and John D. McLean, William C. Saunders, Terry S. Parker and Saunders & Parker, Inc. (21)

10.54 Second Amendment to Stock Purchase Agreement dated September 27, 2002 by and between Telenetics Corporation and John D. McLean, William C. Saunders and Terry S. Parker, with reference to that certain Stock Purchase Agreement dated January 7, 2000 and that certain First Amendment to Stock Purchase Agreement dated as of May 31, 2000 (21)

10.55 Security Agreement dated as of June 25, 2001 by and between Telenetics Corporation and Rutan & Tucker, LLP (24)

10.56 Agreement dated as of June 25, 2001 by and between Telenetics Corporation and Rutan & Tucker, LLP (24)

10.57 Security Agreement dated as of June 25, 2001 by and between Telenetics Corporation and Rutan & Tucker, LLP (24)

10.59 Amendment to Manufacturing Agreement dated as of August 31, 2002 by and between Telenetics Corporation and Corlund Electronics, Inc. (23)

10.60 Security Agreement dated as of August 31, 2002 by and between Telenetics Corporation and Corlund Electronics, Inc. (23)

10.61 Telenetics Corporation Director Compensation and Equity Incentive Policy adopted June 13, 2002 (23)

10.62 6% Convertible Subordinated Secured Promissory Note dated as of June 25, 2001 from the Registrant in favor of Rutan & Tucker (22)

10.63 Financial Public Relations Consulting Agreement dated May 31, 2001 between the Registrant and Alliance Corporation Services Inc. (22)

10.64 Non-Qualified Stock Option dated as of February 11, 2002 issued by the Registrant to John D. McLean (22)

10.65 Amended and Restated Employment Agreement dated as of January 7, 2000 between the Registrant and John D. McLean (22)

10.66 Certificate of Amendment of Restated and Amended Articles of Incorporation of Telenetics Corporation dated May 16, 2002 (23)

10.67 Security Agreement dated as of May 21, 2002 between the Registrant and Corlund Electronics, Inc. (23)

10.68 8% Subordinated Unsecured Promissory Note due February 1, 2003 in the principal amount of $24,723 made by Telenetics Corporation in favor of Saunders & Parker, Inc. (21)

10.69 Amendment to Manufacturing Agreement dated as of August 31, 2002 by and between Telenetics Corporation and Corlund Electronics, Inc. (24)

10.70 Security Agreement dated as of August 30, 2002 by and between Telenetics Corporation and Corlund Electronics, Inc. (24)

10.71 Debt Modification Agreement dated November 22, 2002 by and between Telenetics Corporation and Shala Shashani Lutz D.B.A. SMC Group.*

10.72 Repayment Agreement dated December 31, 2002 in the principal amount of $300,000 made by Telenetics Corporation in favor of Corlund Electronics, Inc.*

10.73 Amended and Restated Note and Warrant Purchase Agreement dated as of March 1, 2003 by and among the Registrant and the purchasers named therein *

10.74 Amended and Restated Security Agreement dated as of March 1, 2003 by and among the Registrant and the secured parties named therein *

10.75 Amended and Restated Registration Rights Agreement dated as of March 1, 2003 by and among the Registrant and the purchasers named therein *

10.76 Form of Amended and Restated Warrant to Purchase Shares of Common Stock dated as of March 1, 2003 issued by the Registrant in favor of the purchasers under the Amended and Restated Note and Warrant Purchase Agreement dated as of March 1, 2003 *

10.77 Form of Amended and Restated Secured Promissory Note due March 1, 2006 dated as of March 1, 2003 issued by the Registrant in favor of the purchasers (other than Dolphin Offshore Partners, L.P.) under the Amended and Restated Note and Warrant Purchase Agreement dated as of March 1, 2003 *

10.78 Amended and Restated Security Agreement dated as of March 1, 2003 between the Registrant and Dolphin Offshore Partners, L.P. *

10.79 Amended and Restated Secured Promissory Noted due March 1, 2006 dated as of March 1, 2003 issued by the Registrant in favor of Dolphin Offshore Partners, L.P. *

21.1     Subsidiaries of the Registrant (8)

99.1 Certifications of President and Chief Financial Officer Pursuant to 18 U.S.C. section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________

(#) Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.

(*)      To be filed by amendment

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

(19) Filed as an exhibit to Registrant's Form 10-KSB for the year ended December 31, 2001 and incorporated by reference.

(20) Filed as an exhibit to Registrant's Form 10-QSB for the quarter ended June 30, 2002, and incorporated by reference.

(21) Filed as an exhibit to Registrant's Form 10-QSB for the quarter ended September 30, 2002, and incorporated by reference

(22) Filed as an exhibit to Registrant's Registration Statement on Form SB-2 (Registration No. 333-86662) on April 19, 2002 and incorporated by reference

(23) Filed as an exhibit to the Registrant's Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2 Filed with the Commission on May 31, 2002 (Registration No. 333-86662) and incorporated by reference

(24) Filed as an exhibit to our Post-Effective Amendment No. 1 to Registration Statement on Form SB-2 filed with the Commission on October 4, 2002 (Registration No. 333-86662) and incorporated by reference

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 15th day of April, 2003.

                                      TELENETICS CORPORATION

                                      By: /s/ David L. Stone
                                          ------------------------------------
                                          David L. Stone, President and
                                          Chief Financial Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

    Name                                      Title                                Date
--------------------------        --------------------------------            --------------
/S/ DAVID L. STONE                President and Chief Financial Officer       April 15, 2003
--------------------------        (principal executive officer and
David L. Stone                    principal accounting officer)

/S/MICHAEL N.TAGLICH               Chairman of the Board and Director         April 15, 2003
--------------------------
Michael N. Taglich

                                   Director                                   April 15, 2003
--------------------------
David B. Parshall

/S/ BRADLEY L. JACOBS              Director                                   April 15, 2003
--------------------------
Bradley L. Jacobs

/S/ ROBERT SCHROEDER               Director                                   April 15, 2003
--------------------------
Robert Schroeder

                                   Director                                   April 15, 2003
--------------------------
H. George Levy, M.D.

/S/ WILLIAM C. KOSOFF              Director                                   April 15, 2003
--------------------------
William C. Kosoff


                                CERTIFICATIONS OF
           PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER

         I, David L. Stone, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Telenetics Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: April 15, 2003

         /s/ DAVID L. STONE
         -----------------------------------
         David L. Stone, President
         (principal executive officer)

         I, David L. Stone, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Telenetics Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: April 15, 2003

         /s/ DAVID  L. STONE
         -------------------------------------------
         David L. Stone, Chief Financial Officer
         (principal financial officer)