Form 10QSB
period 2003-03-31
TELENETICS CORP
filed 2003-05-15
CIK 810018

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended MARCH 31, 2003

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

         As of May 14, 2003, there were 47,549,965 shares of Telenetics Corporation common stock outstanding.

         Transitional Small Business Disclosure Format: Yes | | No |X|

================================================================================


                         PART I - FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS.

                             TELENETICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)


                                     ASSETS
                                     ------

Current assets:
   Cash                                                                 $    23,546
   Accounts receivable, net of allowance for doubtful
     accounts of $331,321                                                 2,605,900
   Inventories                                                            8,615,630
   Prepaid expenses and other current assets                                192,688
                                                                        ------------

Total current assets                                                     11,437,764

Property, plant and equipment, net                                          505,667
Debt offering costs, net of accumulated amortization of $1,354,328          877,785
Other assets                                                                 61,194
                                                                        ------------

                                                                        $12,882,410
                                                                        ============

     See accompanying notes to condensed consolidated financial statements.


                             TELENETICS CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

 Current liabilities:
   Bank overdraft                                                         $   183,639
   Current portion of related party debt                                      297,555
   Current portion of notes payable, net of discount of $167,427              858,107
   Convertible subordinated debt                                              553,331
   Current portion of obligation under capital leases                           8,022
   Accounts payable, including $3,365,994 due to Corlund Electronics        5,852,793
   Accrued expenses                                                         1,072,041
   Advance payments from customers                                            273,748
                                                                          ------------

 Total current liabilities                                                  9,099,236

 Notes payable, total principal amount of $5,151,296, less current
     portion and net of discount of $2,761,940                              2,800,579
                                                                          ------------

 Total liabilities                                                         11,899,815
                                                                          ------------

 Commitments and contingencies
 Subsequent events

Series A Convertible Preferred Stock; issued and
      outstanding 0.19 shares (aggregate liquidation of preference
      of $1,895)                                                                1,618
                                                                          ------------

 Shareholders' equity:
   Preferred stock, no par value. Authorized 5,000,000 shares;
      0.19 shares issued and outstanding                                           --
   Common stock, no par value. Authorized 100,000,000 shares;
      issued and outstanding 47,549,965 shares                             38,783,720
   Subscriptions receivable                                                   (38,000)
   Unearned compensation                                                       (2,418)
   Accumulated deficit                                                    (37,762,325)
                                                                          ------------

 Total shareholders' equity                                                   980,977
                                                                          ------------

                                                                          $12,882,410
                                                                          ============

     See accompanying notes to condensed consolidated financial statements.


                                  TELENETICS CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                        (UNAUDITED)


                                                    Three Months Ended  Three Months Ended
                                                      March 31, 2003       March 31, 2002
                                                       -------------       -------------

Net sales                                              $  2,360,601        $  4,241,167
Cost of sales                                             1,687,529           2,862,165
                                                       -------------       -------------

Gross profit                                                673,073           1,379,002
Operating expenses:
   Selling, general and administrative                     (776,658)         (1,100,347)
   Engineering and product development                     (279,381)           (420,490)
   Gain on debt extinguishment                                  656             713,279
                                                       -------------       -------------

Gain (loss) from operations                                (382,311)            571,444

Interest expense                                           (479,132)           (597,561)
                                                       -------------       -------------

Loss before income taxes                                   (861,443)            (26,117)

Income taxes                                                    800                 800
                                                       -------------       -------------

Net loss                                               $   (862,243)       $    (26,917)
                                                       =============       =============

   Basic and diluted loss per common share:            $       (.02)       $       (.00)
                                                       =============       =============

   Weighted average shares outstanding during the
   period:                                               35,995,745          27,592,099
                                                       =============       =============

          See accompanying notes to condensed consolidated financial statements.


                                                      TELENETICS CORPORATION
                                CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                 THREE MONTHS ENDED MARCH 31, 2003
                                                            (UNAUDITED)


                                    Preferred Stock           Common Stock
                                 --------------------- ------------------------- Subscriptions   Unearned   Accumulated
                                  Shares       Amount     Shares       Amount      Receivable  Compensation   Deficit       Total
                                ----------  ---------  ----------- -------------  ------------  ---------- ------------- -----------
Balance at December  31, 2002           --  $      --   28,971,687 $  37,140,317  $   (38,000)  $  (3,224) $(36,900,082) $  199,011

Compensation for non-employee
   stock options and warrants           --         --           --        12,930           --          --            --      12,930
Amortization of unearned
   compensation                         --         --           --            --           --         806            --         806
Common stock issued to
   directors in satisfaction of
   accounts payable                     --         --      637,666        47,825           --          --            --      47,825
Common stock issued as bonus            --         --    1,877,575       140,818           --          --            --     140,818
Common stock issued in
   connection with modification
   of 2002 notes                        --         --   15,678,662     1,411,080           --          --            --   1,411,080
Common stock issued in
   connection with modification
   of 10% notes                         --         --      384,375        30,750           --          --            --      30,750
Net loss                                --         --           --            --           --          --      (862,243)   (862,243)
                                ----------  ---------  ----------- -------------  ------------  ---------- ------------- -----------

Balance at March 31, 2003              --   $      --   47,549,965 $  38,783,720  $   (38,000)  $  (2,418) $(37,762,325) $  980,977
                                ==========  =========  =========== =============  ============  ========== ============= ===========

                              See accompanying notes to condensed consolidated financial statements.


                                  TELENETICS CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      MARCH 31, 2003
                                        (UNAUDITED)

                                                              Three Months     Three Months
                                                                 Ended            Ended
                                                             March 31, 2003   March 31, 2002
                                                             --------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $  (862,243)     $   (26,917)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
       Depreciation and amortization                              406,355          589,528
       Compensation for non-employee stock options                 12,930           87,982
       Amortization of unearned compensation for employee
         options                                                      806           70,197
       Gain on debt extinguishment                                   (656)        (713,279)
   Changes in operating assets and liabilities:
       Accounts receivable                                        425,427       (2,684,984)
       Inventories                                                210,977         (370,013)
       Prepaid expenses and other current assets                  (70,274)           2,347
       Other assets                                                   791               (2)
       Accounts payable                                          (190,708)       1,215,076
       Accrued expenses                                           125,383          301,387
       Advance payments from customers                            113,853          (25,725)
                                                              ------------     ------------

Net cash provided by (used in) operating activities               172,641       (1,554,403)
                                                              ------------     ------------


                                  TELENETICS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                      MARCH 31, 2003
                                        (UNAUDITED)

                                                         Three Months     Three Months
                                                            Ended             Ended
                                                        March 31, 2003    March 31, 2002
                                                        --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                            --            (8,600)
                                                         ------------      ------------
Net cash used in investing activities                             --            (8,600)
                                                         ------------      ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank overdraft                                             72,780          (104,115)
   Repayments of obligation under capital leases              (3,601)           (8,738)
   Repayments of notes payable                               (84,127)         (554,914)
   Proceeds of convertible promissory notes, net                  --         1,885,040
   Repayments of convertible promissory notes                (90,000)               --
   Proceeds of notes payable                                      --           300,000
   Net repayments of related party debt                      (82,022)          (20,905)
                                                         ------------      ------------

Net cash (used in) provided by financing activities         (190,970)        1,496,368
                                                         ------------      ------------

NET DECREASE IN CASH                                         (18,329)          (66,635)
   Cash, beginning of period                                  41,875            83,654
                                                         ------------      ------------
   Cash, end of period                                   $    23,546       $    17,019
                                                         ============      ============

          See accompanying notes to condensed consolidated financial statements.


                                  TELENETICS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                      MARCH 31, 2003
                                        (UNAUDITED)

                                                                  Three Months   Three Months
                                                                     Ended           Ended
                                                                 March 31, 2003  March 31, 2002
                                                                 --------------  --------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
   Interest                                                       $   39,954      $  217,606
                                                                  ===========     ===========

   Income taxes                                                   $      800      $      800
                                                                  ===========     ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
   Issuance of common stock upon conversion of 2000 Series A
     Preferred Stock                                              $       --      $  102,436
                                                                  ===========     ===========
   Warrants issued in connection with issuance of promissory
     notes                                                        $       --      $  903,291
                                                                  ===========     ===========
   Issuance of common stock in satisfaction of accrued
     directors compensation                                       $   47,825      $    8,500
                                                                  ===========     ===========
   Issuance of common stock in satisfaction of accrued bonus      $  140,818      $       --
                                                                  ===========     ===========
   Issuance of common stock in connection with 2002 notes
     modification                                                 $1,411,080      $       --
                                                                  ===========     ===========
   Issuance of common stock in connection with 10% notes
     modification                                                 $   30,750      $       --
                                                                  ===========     ===========
   Beneficial conversion feature of convertible subordinated
     debt                                                         $       --      $  787,688
                                                                  ===========     ===========
   Accrued interest transferred to 2002 notes                     $  169,449      $       --
                                                                  ===========     ===========
   Accrued interest transferred to 10% notes                      $    6,250      $       --
                                                                  ===========     ===========
   Accounts payable transferred to convertible notes              $   38,172      $       --
                                                                  ===========     ===========
   Accounts receivable assigned to Corlund Electronics in
     satisfaction of accounts payable                             $       --      $2,103,945
                                                                  ===========     ===========
   Reinvestment of notes payable into convertible
     subordinated debt offering                                   $       --      $  112,500
                                                                  ===========     ===========
   Convertible notes transferred to notes payable                 $1,585,082      $       --
                                                                  ===========     ===========
   Reduction in subscriptions receivable in satisfaction of
     accrued expenses                                             $       --      $    1,500
                                                                  ===========     ===========

          See accompanying notes to condensed consolidated financial statements.

1.       BASIS OF PRESENTATION AND BUSINESS

         The accompanying condensed consolidated financial statements have been prepared by Telenetics Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included in these notes and the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary to fairly state the financial position as of March 31, 2003 and the results of operations and cash flows for the related interim periods ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or for any other period.

         Basic earnings (loss) per common share are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted from the dilutive potential effect of common stock instruments. Basic and diluted loss per share are the same for both periods presented because the effects of all common stock equivalents are anti-dilutive.

         The computation of diluted loss per share excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants and the potential conversion of convertible debt and preferred stock because their effect was antidilutive due to losses incurred by the Company during the periods presented.

         The accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed on April 15, 2003 as part of the Company's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

         Certain reclassifications have been made to the March 31, 2002 financial statements to be consistent with the March 31, 2003 presentation.

2.       LIQUIDITY

         As of March 31, 2003, the Company had working capital of $2,338,528 and an accumulated deficit of $37,762,325. The Company generated $172,641 of cash in operations during the three months ended March 31, 2003. The Company incurred a loss from operations of $382,311 during the three months ended March 31, 2003. There is a substantial likelihood that the Company will be required to obtain equity and/or debt financing in order to continue to operate. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

         The Company has taken actions in an effort to become profitable and improve cash flow from operations in the future. Since the change in management in May 2002, the Company has announced six new products to round out its line of commercial and industrial modems in the low to mid price range. Initial shipments of some of these products commenced in November 2002 and the Company expects that it will be shipping all of these products by the end of the second quarter of 2003. The Company also is in the final stages of development of a DS-3 model to round out the features capability of its microwave product line, which model the Company expects to introduce in the second quarter of 2003. Further, the Company plans to enter the computer network market by introducing new Ethernet products in the second quarter of 2003. All of these products will be marketed through the Company's existing distribution channels. The Company has also taken action to expand its distribution channels into China. While there can be no assurance of the success of these actions, the Company expects they will provide new revenue opportunities commencing during 2003.

         The Company anticipates that the incremental operating expenses, other than cost of goods sold, will represent only a small portion of the amount of incremental sales from these new revenue opportunities. In addition, since May 2002, the Company has taken action to reduce its salary and wage expenses and other operating costs, which has had a positive effect on the Company's cash flow. During the six months ended December 31, 2002, the Company decreased the year-to-date cash used in operations by $552,000. Operating cash flow for the three months ended March 31, 2003 improved by $1.7 million over the three months ended March 31, 2002. The Company has also commenced actions to restructure its debt obligations. Through December 31, 2002, the Company had negotiated settlements of $1.7 million of its trade accounts payable resulting in net discounts of $1.2 million, and negotiated term payment arrangements with $1.1 million of its trade accounts payable. The Company has negotiated with holders of an aggregate of $4.8 million of its notes to extend and modify the terms. The Company expects that these term debt extensions and reductions in accounts payable will improve its ability to attract a senior lender.

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

3.       DEBT MODIFICATIONS

      2002 SECURED CONVERTIBLE PROMISSORY NOTES

         During 2002, the Company issued $4,365,000 in principal amount of senior secured convertible promissory notes due in 2005 to nineteen accredited investors in exchange for $2,137,500 cash (before commissions and expenses totaling $252,460) from seventeen of the investors representing new debt, and the cancellation of existing debt in the form of $2,227,500 in the principal balance of other outstanding promissory notes due to two investors, including $2,115,000 due to Dolphin Offshore Partners, L.P., a beneficial owner of more than 5% of the Company's outstanding shares of common stock ("Dolphin"). The Company granted the holders of the 2002 notes a continuing security interest in all of the Company's inventory. The Company entered into a modification agreement with the holders of the 2002 notes effective March 1, 2003. Pursuant to the modification agreement the Company issued amended and restated replacement notes ("2003 replacement notes") and amended and restated warrants to purchase the Company's common stock ("2003 restructuring warrants").

         The 2002 notes initially bore interest at 6% per annum. However, the 2002 notes provided that if the market price, which is the average of the three lowest volume weighted average prices of the Company's common stock during 25 trading days was below the conversion price floor, which was $0.10 as of the date of modification, then the interest rate on the 2002 notes will increase to 16% per annum until the market price exceeds the conversion price floor by 20% for 20 consecutive trading days. Under the terms of the modification agreement the Company is relieved from the effect of this provision and the 2003 replacement notes do not have such provisions.

         The principal balances of the 2002 notes were convertible into common stock at any time at the option of the holders. The initial conversion price of the 2002 notes was $0.44064. However, the 2002 notes also provided for an alternate conversion price equal to the market price multiplied by the discount percentage of 85% (subject to a market price ceiling equal to the initial conversion price of $0.44064 and a conversion price floor of $0.10 per share), and subject to anti-dilution adjustments in connection with future offerings of common stock or securities that are exercisable for or convertible into shares of common stock at a price per share below the then conversion price of the 2002 notes. As of February 28, 2003 the dilutive effect of the conversion provisions of the 2002 notes represented 43,450,000 shares of the Company's common stock. The 2003 replacement notes issued pursuant to the modification agreement are not convertible.

         The 2002 notes provided that if the market price of the Company's common stock was below the conversion price floor for 90 consecutive days, then the 2002 note investors could require the Company to repay the outstanding principal balance of the 2002 notes plus accrued but unpaid interest upon 90 days notice. The 2002 note investors could also require the Company to redeem the notes at a substantial premium under some circumstances, which circumstances include the Company's failure to timely register the shares of common stock issuable upon conversion of the 2002 notes and upon exercise of the related investor warrants, the occurrence of a major transaction or the occurrence of a triggering event as defined in the 2002 notes. The 2003 replacement notes do not have such a provision.

         The 2002 notes were accompanied by immediately vested and exercisable five-year warrants ("2002 note warrants") to purchase up to an aggregate of 7,429,543 shares of common stock at an initial exercise price of $0.44064 per share. The exercise price and the number of shares of common stock underlying the investor warrants are subject to anti-dilution adjustments in connection with mergers, acquisitions, stock splits, dividends and the like and in connection with future offerings of common stock or securities that are exercisable for or convertible into shares of common stock at a price per share below the then exercise price. During the first year after their issuance, the warrants were exercisable for cash. After that date and through their expiration, the warrants were exercisable either for cash or through a reduction in the shares received upon exercise under a cashless exercise provision. The Company ascribed an estimated fair value of the 2002 note warrants in the aggregate amount of $1,149,645 based on a Black Scholes valuation model and, accordingly, discounted the balance of the 2002 notes as of the date of issuance, which discount the Company is recognizing as additional interest expense from the date of issuance to the maturity date. As of March 1, 2003, the effective date of the modification agreement, the unamortized value of the 2002 note warrants was $735,269, which is amortized over the 36 month term of the 2003 replacement notes. For the three months ended March 31, 2003 the Company amortized $84,334 of this discount to interest expense.

         Effective March 1, 2003, the Company entered into a modification agreement with holders of the 2002 notes held by SDS Merchant Fund, L.P., Dolphin Offshore Partners, L.P. and seventeen others. Pursuant to the modification agreement the Company issued 2003 replacement notes that included unpaid principal and accrued interest through June 30, 2003. The notes bear interest at 9% per annum commencing March 1, 2003. Interest payments will be paid quarterly in arrears commencing September 30, 2003. Principal payments will be paid quarterly on February 15, May 15, August 15 and November 15 in each year commencing on August 15, 2003. The amount of the quarterly principal payments will be 10% of the then outstanding principal balance for the 2002 notes with the exception of the Dolphin Offshore Partners, L.P. note, which will be 5% of the then outstanding principal balance. All unpaid principal and accrued interest will be due and payable at maturity on March 1, 2006. Cross default provisions apply to secured debt only and any indebtedness to Corlund Electronics or its successors is excluded. The 2003 replacement notes are not convertible. All outstanding warrants to purchase our common stock held by the 2002 noteholders have been amended to provide for a fixed exercise price equal to the current exercise price of $0.44064. In addition, for each $1 of principal and accrued interest outstanding on February 28, 2003, the holder received 3.5 shares of our common stock aggregating 15,678,662 shares of common stock with a fair market value of $1,411,080. The shares of common stock issued in connection with the issuance of the 2003 replacement notes, including the shares of common stock underlying the 2003 restructuring warrants, carry piggy-back registration rights. The March 1, 2002 investors in the 2002 notes will be treated PARI PASSU with the January 23, 2002 investors as to security for the repayment of the 2003 replacement notes, which security consists of the Company's inventory. The holders agreed to waive any and all defaults in connection with the replaced notes.

         Based on Emerging Issues Task Force Issue No. 96-19 the Company is recording the 2003 replacement notes as a modification of debt for accounting purposes. The fair market value of $1,411,080 ascribed to the 15,678,662 shares of common stock pursuant to the modification agreement discounted the balance of the 2003 replacement notes as of the date of issuance, and is being amortized from the date of issuance to the maturity date. For the three months ended March 31, 2003 the Company amortized $39,197 to interest expense.

         Based on Emerging Issues Task Force Issue No. 00-27, the conversion feature of the 2002 notes normally is characterized as a beneficial conversion feature. The aggregate value ascribed to the beneficial conversion feature of the 2002 note of $1,291,206 was being amortized from the date of issuance of the 2002 notes to their maturity date. As of March 1, 2003 ,the effective date of the modification agreement, the unamortized balance of the beneficial conversion feature of the 2002 notes was $845,705. Since, based on Emerging Issues Task Force Issue No. 96-19 the Company recorded the 2003 replacement notes as a modification for accounting purposes, the unamortized balance of the beneficial conversion feature of the 2002 notes will be amortized to interest expense over the thirty-six month term of 2003 replacement notes. For the three months ended March 31, 2003 the Company amortized an aggregate of $95,487 to interest expense.

         Debt offering costs of $2,232,113 attributed to the 2002 note were recognized as additional interest expense over the life of those notes. As of March 1, 2003, the effective date of the modification agreement, the unamortized balance of the debt offering costs attributed to the 2002 notes was $916,068. Since the Company recorded the 2003 replacement notes as a modification of debt for accounting purposes, the unamortized balance of the debt offering costs attributed to the 2002 notes will be amortized to interest expense over the 36 month term of the 2003 replacement notes. For the three months ended March 31, 2003 the Company amortized an aggregate of $114,848 to interest expense.

         The modifications agreements the Company entered into in connection with the 2002 replacement notes include extensive customary representations, warranties and covenants. If the Company breaches its representations, warranties or covenants or defaults under the 2003 replacement notes for any other reason, the holders of the 2003 replacement notes could, among other things, require the Company to pay penalties, require the Company to repay the 2003 replacement notes and/or foreclose upon their security interest in the Company's inventory.

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

         Effective March 31, 2003, the Company entered into a note modification agreement with the holders of the 8% notes. The replacement notes include unpaid principal and accrued interest through June 30, 2003 and bear interest at 10% per annum. Interest payments will be paid quarterly in arrears commencing September 30, 2003. Principal payments will be paid in 18 equal monthly installments on the 15th of each month commencing on July 15, 2003. In addition, for each $1 of principal and accrued interest as of March 31, 2003, the holder received 1.5 shares of the Company's common stock aggregating 384,375 shares of common stock with a fair market value of $30,750.

4.       INVENTORIES

         Inventories consist of the following:

                                                             March 31, 2003
                                                          ----------------------

         Raw materials                                    $        5,329,017
         Work-in-process                                             392,573
         Finished goods                                            2,894,040
                                                          ----------------------
                                                          $        8,615,630
                                                          ======================
5.       COMMITMENTS

MOTOROLA SUNRISE SERIES(TM) AGREEMENT

         On December 29, 2000, the Company entered into a Manufacturing License and Distribution Agreement ("Motorola Agreement"), with Motorola, Inc., through Motorola's Multiservice Networks Division. Under the terms of the Motorola Agreement, the Company obtained from Motorola a ten-year non-exclusive license to manufacture, market and further develop a series of Motorola commercial-grade analog and digital data transmission and network access products. The Company has chosen to distribute these products under the name Sunrise Series(TM) through a worldwide network of certified resellers, system integrators, partners, original equipment manufacturers and other distribution channels, many of which are part of a worldwide distribution network developed by Motorola in connection with sales of its products, including the commercial-grade analog and digital transmission and network access products that were licensed to the Company through the Motorola Agreement. As of March 31, 2003, the Company had fulfilled its obligations under the terms of the Motorola Agreement. Concurrent with the entering into the Motorola Agreement, the Company entered in the Manufacturing Agreement with Corlund Electronics described below under the heading "Corlund Electronics Agreement" to facilitate the manufacture of certain of the products covered by the Motorola Agreement.

CORLUND ELECTRONICS AGREEMENT

         On December 29, 2000, the Company entered into a Manufacturing Agreement ("Corlund Electronics Agreement") with Corlund Electronics, Inc. (formerly Comtel Electronics, Inc.), a privately-held manufacturer based in Tustin, California. Under the Corlund Electronics Agreement, Corlund Electronics agreed to act as a turnkey contract manufacturer of the majority of the Sunrise Series(TM) commercial-grade data transmission and network access products that the Company licenses from Motorola. As part of this arrangement, Corlund Electronics had agreed to perform component purchasing, full product assembly, testing and preparation for shipment of both base products, which are of a generic type and are identical, and final products, which are specially configured or modified to fill a particular customer order or need.

         From the beginning Corlund Electronics experienced significant difficulties in producing the Sunrise Series(TM) products in a timely fashion, which has caused the Company to loose orders and customers. In June 2001 Corlund Electronics unilaterally increased the prices of the products under the Manufacturing Agreement by an aggregate of approximately 50% over the originally represented by Corlund Electronics, and made the increase retroactive to the beginning of the contract. Faced with the loss of everything it had obligated itself for under the Motorola Agreement, the Company acquiesced to the price increases and other concessions dictated by Corlund Electronics. Corlund Electronics continually represented improvements in pricing and delivery, which never materialized in any material degree. In February 2003 Corlund Electronics informed the Company that it was unable to meet its product delivery commitments and was unable to provide a date when it could make new delivery commitments. At that time the Corlund Electronics Agreement was effectively ended and is presently the subject of litigation.

         The Corlund Electronics Agreement provided that if Corlund Electronics purchases or orders component parts in order to meet the Company's forecast for Sunrise Series(TM) products, the Company was required to purchase the unused and excess portion of those parts from Corlund Electronics upon request if (i) the Company failed to purchase Sunrise Series(TM) products in accordance with its forecast(s), and (ii) Corlund Electronics cannot reasonably return, cancel the order, or otherwise use the component parts. The Corlund Electronics Agreement also provided that if the Company canceled all or a portion of a purchase order for Sunrise Series(TM) products that became obsolete and unusable for any other purpose other than as originally contemplated by the cancelled purchase order, then the Company was required to purchase all of Corlund Electronics' inventory related to the obsolete products, including finished goods, work-in-process and component parts. Through February 2003, the Company had purchased all of the Sunrise Series(TM) products in accordance with its forecasts as amended that Corlund Electronics was able to produce, and had not cancelled any purchase orders for obsolete products. Accordingly, the Company had no inventory repurchase obligation under the Corlund Electronics Agreement. However, in an attempt to preserve the relationship with Corlund Electronics, the Company agreed to repurchase $2.7 million of Corlund Electronics surplus inventory relating to the Sunrise Series(TM) products with the understanding that Corlund Electronics would also appropriately resolve product pricing differences and various other long outstanding issues, which were never addressed. The legal action filed by the Company seeks to rescind these transactions. In addition, the Company has from time to time agreed to be obligated under non-cancel/non-return commitments made by Corlund Electronics to various of its vendors in connection with purchases for the manufacture of the Sunrise Series(TM) products. To the extent Corlund Electronics does not use those materials in the manufacture of the Sunrise Series(TM) products, the Company is obligated to acquire that inventory. As of February 2003, there were no materials that the Company would have been committed to purchase from Corlund Electronics under the non-cancel/non-return obligations if Corlund Electronics had been unable to use those materials. However, in Corlund's cross complaint served April 7, 2003, they allege $200,000 for excess raw materials inventory pursuant to the non-cancel/non-return obligations.

         As of March 31, 2003, the Company had recorded a liability of $4,423,632 due to Corlund Electronics as a result of product purchases under the Corlund Electronics Agreement. Such amount includes the overcharges for product for product which are sought in the Company's legal action against Corlund Electronics. In September 2001, the Company entered into an arrangement with Corlund Electronics regarding the assignment of accounts receivable to Corlund Electronics, the collection of those accounts receivable and the grant of security interests in those accounts receivable. Under this arrangement, Corlund Electronics gave the Company immediate credit for the assigned receivables against amounts owed for product purchases the same as if the payment had been made in cash, and in turn Corlund Electronics pledged those assigned receivables as security for loans from its senior lender. Although under this arrangement the assignment of the accounts receivable was with recourse, the Company determined that the probability of having to repurchase the assigned accounts was remote in light of the quality of the assigned accounts and the credit insurance maintained on foreign accounts. During 2002, the Company granted to Corlund Electronics a continuing security interest in certain of the Company's assets as an inducement to Corlund Electronics to continue this arrangement. The assets encumbered are all accounts, accounts receivable, inventory, contract rights, instruments, investment property, chattel paper and general intangibles in the nature of payment obligations owing to the Company, including, without limitation, all rights of the Company to payment for goods sold or leased, or to be sold or to be leased, or for services rendered or to be rendered, howsoever evidenced or incurred, together with all returned or repossessed goods and all books, records, computer tapes, programs and ledger books arising therefrom or relating thereto, all whether now owned or hereafter acquired and howsoever arising.

         During 2002, the Company discharged with full recourse under its accounts receivable assignment arrangement with Corlund Electronics approximately $8.4 million of the Company's obligation for product purchases from Corlund Electronics. This assignment arrangement terminated in January 2003. At March 31, 2003, the Company believes that approximately $211,000 of accounts receivable that the Company had assigned to Corlund Electronics had not been collected, however Corlund Electronics has not disclosed the collections it has made since December 2002.

         In connection with the August 31, 2002 amendment to the Corlund Electronics Agreement, the Company issued to Corlund Electronics a three-year warrant to purchase up to 600,000 shares of common stock at an exercise price of $0.14 per share. In addition, on August 30, 2002, the Company executed a repayment agreement in the principal amount of $1.2 million. This obligation bears interest at the rate of 9.0% per annum and is repayable in thirteen installments, with the first installment of $60,000 due on November 30, 2002 and the remaining balance of principal and interest due in twelve equal monthly installments of approximately $104,000 on the last day of each calendar month beginning February 28, 2003. As of March 31, 2003, such amounts have not been paid during the pendency of the Company's legal action against Corlund Electronics. Corlund Electronics is to apply amounts paid under this obligation against accounts receivable due to Corlund Electronics from the Company pursuant to the Corlund Electronics Agreement.

         During the three months ended March 31, 2003, the Company determined that there was substantial doubt as to the ability or intent of Corlund Electronics to perform its obligation under the agreement or to appropriately resolve pricing differences. As a result, the Company filed a legal action against Corlund Electronics in February 2003 (See Note 6).

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

         On February 21, 2003 the Company filed an action against Comtel Electronics, Inc. (Corlund Electronics) in the Superior Court of California, County of Orange Central Justice Center (Case No. 03CC03611). The complaint seeks (a) relief based upon rescission of the Manufacturing Agreement (See Note 13 - "Corlund Electronics Agreement") including all amendments, assignments and other agreements related thereto, (b) fraud, (c) breach of contract, and (d) payment for goods sold and delivered at an agreed price. The Company seeks damages of (a) approximately $5,000,000 in charges for the manufacture of Sunrise products in excess of the prices agreed to when the Company entered into the Manufacturing Agreement, (b) approximately $12,000,000 in profits on customers and contracts lost do to Corlund's failure to deliver products per schedule, and (c) approximately $1,300,000 for inventories sold and delivered to Corlund, which it has failed to pay for. On April 7, 2003, Corlund answered the complaint with a general denial of all allegations and filed a cross complaint. In addition to the amounts that the Company has recorded for transactions with Corlund, the Corlund cross complaint seeks to recover approximately $900,000 as an aggregate of (a) interest on late payments, excess inventory carrying charges, and minimum order shortfall charges, none of which have been submitted to the Company prior to filing the cross complaint (b) $200,000 for excess raw material allegedly purchased but never delivered to the Company and (c) approximately $1.7 million for raw material and work in process inventory never delivered to the Company. The Company believes the $900,000 in new charges alleged in Corlund's cross complaints are without merit in that they amount to Corlund penalizing the Company for Corlund's failure to perform under the manufacturing agreement. As to the aggregate of $1.9 million in inventory charges, the Company believes that, to the extent there is any merit in these claims, the Company would receive a corresponding amount of additional inventory. Corlund's cross complaint also alleges that, included within the amounts claimed is approximately $900,000 of proceeds of assigned accounts receivable which the Company is alleged to have fraudulently collected and converted and is the basis for which Corlund seeks punitive damages. The Company has propounded discovery as to both its complaint and Corlund's cross complaint, to which there has been no response. After the commencement of this action, Corlund Electronics began contacting the Company's customers in an attempt to collect on all of the Company's accounts receivable, whether or not assigned to them. The Company believes that the actions of Corlund Electronics to collect all of the Company's accounts receivable is an attempt to take the collateral of those that have a senior security interest. On April 29, 2003, the Company filed an application with the Court for a temporary restraining order and an order to show cause why Corlund Electronics should not be enjoined and restrained during the pendency of this action from communicating with the Company's customers. The Court granted the application, issued the temporary restraining order and set the order to show cause for a hearing on May 16, 2003.

7.       STOCK ISSUED FOR SERVICES

         In February 2003, the Company issued an aggregate of 1,877,575 shares of common stock, with a fair market value of $140,818, as a bonus to seven employees which was accrued at December 31, 2002.

         On February 14, 2003, the board of directors approved the issuance of shares of common stock at a rate of $0.075 per share, which was the fair market value, to all directors in lieu of payment to them of certain amounts accrued and outstanding under the compensation plan adopted in May 2002. An aggregate of 637,666 shares of common stock has been issued to Michael Taglich, Brad Jacobs and Robert Schroeder in lieu of payment to them of an aggregate of $47,825 in outstanding compensation.

8.       REVENUES BY GEOGRAPHIC LOCATION

         The following sets forth a summary of the Company's revenues attributed to its country of domicile and to all foreign countries in total, and revenues attributable to each individual foreign country from which the Company derived material revenues:

                                       Three Months Ended     Three Months Ended
                                         March 31, 2003         March 31, 2002
                                         --------------         --------------

United States                             $1,525,143             $1,976,198
                                          -----------            -----------

Foreign countries:
        Canada                               167,862                632,814
        France                                35,044                423,393
        Germany                              104,770                 63,431
        All other foreign countries          527,782              1,145,331
                                          -----------            -----------

Total Foreign                                835,458              2,264,969
                                          -----------            -----------

Total United States and Foreign           $2,360,601             $4,241,167
                                          ===========            ===========

         The following sets forth a summary of the Company's revenues attributed to the geographic regions by which the Company manages its marketing and sales activity:

                                       Three Months Ended    Three Months Ended
                                         March 31, 2003        March 31, 2002
                                         --------------        --------------

North America, including United
       States, Canada and Puerto Rico       $1,706,206            $2,367,157
Western, Central, Eastern Europe,
     Middle East and Africa                    537,534            1, 447,433
Asia Pacific,  including  mainland  China,
Australia, New Zealand
     and India                                  99,765               296,226
Latin and Central America,
    Mexico and the Caribbean                    17,096               130,351
                                            -----------           -----------

Total                                       $2,360,601            $4,241,167
                                            ===========           ===========

         Net sales by geographic area have been reported based on the financial information that was used to produce its financial statements and have been determined based on the country of domicile of the customer to which the revenue is attributed.


9.       STOCK BASED COMPENSATION

         The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for its employee stock option plans, unless the exercise price of options granted is less than fair market value on the date of grant. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FASB 123") as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure " ("FASB 148"). Additionally, non-employee stock options are accounted for under FASB 123.

         If the Company had elected the fair value method of accounting for stock-based compensation, compensation cost would be accrued at the estimated fair value of all stock option grants over the service period, regardless of later changes in stock prices and price volatility. The fair value at date of grant for options granted during the years ended December 31, 2002 has been estimated based on a modified Black-Scholes valuation model with the following assumptions: no dividend yield; expected volatility of 116.83% in 2002, based on historical results; risk-free interest rate of 29% in 2002; and average expected lives of 5 years in 2002.

         The weighted average fair value of the options granted during the quarter ended March 31 was $0.30 per share in 2002.

         The following table sets forth the net loss and loss per share amounts for the periods presented as if the Company had elected the fair value method of accounting for employee stock options.


                                                       QUARTER ENDED    QUARTER ENDED
                                                         MARCH 31,         MARCH 31,
                                                           2003              2002
                                                        ----------        ----------
NET LOSS
      As reported                                       $(862,243)        $ (26,917)
      Deduct: Total stock-based employee
         compensation expense determined under
         fair value based method for all awards                --           (44,959)
                                                        ----------        ----------
      Pro forma                                         $(862,243)        $ (71,876)
                                                        ==========        ==========

BASIC AND DILUTED LOSS PER SHARE
      As reported                                       $   (0.02)        $   (0.00)
                                                        ==========        ==========
      Pro forma                                         $   (0.02)        $   (0.00)
                                                        ==========        ==========

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

         There were no changes in the number of outstanding warrants or options during the three months ended March 31, 2003.

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

         During the three months ended March 31, 2003, our total revenues were $2.4 million, of which $1.6 million or 66.0% was attributable to data transmission and network access products, $636,000 or 26.9% was attributable to industrial grade modem products, $167,000 or 7.1% was attributable to our wireless products.

         During the three months ended March 31, 2002, our total revenues were $4.2 million, of which $3.0 million or 72.0% was attributable to data transmission and network access products, $1.0 million or 23.1% was attributable to industrial grade modem products, and $200,000 or 4.9% was attributable to our wireless products.

         We derived a significant portion of our revenues during the year ended 2002 and the three months ended March 31, 2003 from sales to customers and distributors located outside of the United States. Our foreign sales primarily were in Canada and Europe. We anticipate that foreign sales will account for a majority of our revenues during 2003 and that sales of our industrial grade modem products and our wireless products will increase as a percentage of our total revenues in the future. Revenues are recorded when products are shipped if shipped FOB shipping point or when received by the customer if shipped FOB destination.

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

         Each of these policies is described below. The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. Also, there are areas in which management's judgment in selecting any available alternative would not produce a materially different result. We refer you to our consolidated financial statements and notes contained in our annual report on Form 10-KSB for the year ended December 31, 2002 for further information regarding accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

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

         As of March 31, 2003 and 2002, our estimated provisions for future sales returns and other allowances relating to revenue recorded through those dates were $17,000 and $42,700, respectively. Total charges to sales returns and other allowances amounted to zero dollars and $3,839 in the three months ended March 31, 2003 and 2002, respectively.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS. Our management estimates the uncollectability of our accounts receivable for losses that may result from the inability of our customers to make required payments. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If our customers' financial condition deteriorates such that it impairs their ability to make payments to us, additional allowances may be required. As of March 31, 2003 and 2002, our accounts receivable balances were $2.6 million and $1.8 million, respectively, net of our estimated allowances for doubtful accounts of $331,000 and $309,000. The total expense for doubtful accounts amounted to zero dollars in the three months ended March 31, 2003 and 2002.

         RESERVES FOR OBSOLETE INVENTORY. Our management estimates the degree to which our inventory will become obsolete or unmarketable in the future. Management analyzes current technological changes and advances, economic trends, our customers' expected needs, quantities of inventory on hand, and historical inventory turnover when evaluating inventory for obsolescence or unmarketability. We then write down our inventory by an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. As of March 31, 2003 and 2002, our inventories totaled $8.6 and $6.8 million, respectively, net of our estimated provisions for obsolescence and unmarketability write-downs of zero dollars and $400,000, respectively. The total expense for scrap and obsolescence amounted to zero dollars in the three months ended March 31, 2003 and 2002, respectively.

         RESERVES FOR WARRANTIES. Our products generally are covered by warranties for periods ranging up to two years. Management must estimate the cost of product warranties and record that cost at the time we recognize revenue. Our warranty reserve represents our best estimate of the amounts necessary to cover the costs of future and existing claims on products sold as of the balance sheet date. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, warranty claim activity, materials usage and service delivery costs incurred in correcting a product failure. With regard to our Sunrise Series(TM) products, our management has relied on the best available information from Motorola and our own historical information gathered during and since the first quarter of 2001 for an analysis of historical returns. Should actual product failure rates, warranty claim activity, material usage or service delivery costs differ from our estimates, revisions to the reserve for warranties would be required, which would result in an adjustment to our gross profit. As of March 31, 2003 and 2002, we estimated the future costs of warranty obligations relating to revenue recognized through those dates to be $37,500.

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

         If we determine that the carrying value of intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, then we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. For example, in light of the development of our DS-3 model microwave communication product, we reevaluated the value of the intangible technology assets we acquired from Sierra Digital Communications, Inc. in 1999 and Racon, Inc. in 2000. Through that reevaluation, we determined that there no longer existed sufficient evidence to support any carrying value for these assets. Therefore, as of December 31, 2002, we expensed the $170,506 unamortized value of these assets and the $97,950 capitalized value of patent applications that have not been issued.

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

         The $4,365,000 of secured convertible promissory notes we issued in January, March and April 2002 (collectively "2002 notes") were accompanied by investor warrants to purchase up to an aggregate of 7,429,543 shares of common stock at the initial exercise price of $0.44064 per share. Based on a Black Scholes valuation model, we estimated the value of the rights to acquire common stock under the investor warrants to be approximately $1,150,000. Of the notes we issued, $2,137,500 represented new debt and $2,227,500 represented notes issued in exchange for cancellation of existing debt. The impact of the recording of these two groups of notes varied significantly.

         As to the $2,137,500 in new debt, the estimated value of the rights to acquire common stock under the investor warrants was $747,000. Based on governing accounting pronouncements, the transaction included a beneficial conversion feature valued at approximately $908,000. Therefore, the aggregate valuation discount for the value of all rights to acquire our common stock relating to these notes was approximately $1,654,000, which we are charging to interest expense over the term of the notes. As a result, the initial net carrying value of the $2,137,500 of notes representing new debt was approximately $483,000. The valuation discount resulted in an approximate $1,654,000 increase in both the carrying value of our common stock and our total shareholders' equity. During the three months ended March 31, 2003, we charged approximately $121,000 of this valuation discount to interest expense.

         As to the $2,227,500 of the 2002 notes issued in exchange for cancellation of existing debt, the estimated value of the rights to acquire common stock under the related investor warrants was $403,000. Based on governing accounting pronouncements, the transaction included a beneficial conversion feature. The original unamortized beneficial conversion feature relating to the cancelled notes exceeded the value of the beneficial conversion feature calculated for these notes. Therefore, we did not record an additional valuation discount for the new notes. However, the remaining unamortized balance of the original discount of $384,000 is being charged to interest expense over the term of the replacement notes. Therefore, the aggregate net valuation discount for the value of all rights to acquire our common stock relating to the cancelled and replacement notes was approximately $786,000, and the initial net carrying value of the $2,227,500 of 2002 notes was approximately $1,441,000. The valuation discount relating to the investor warrants issued in connection with the replacement notes resulted in an approximate $403,000 increase in both the carrying value of our common stock and our total shareholders' equity. During the three months ended March 31, 2003, we charged approximately $62,000 of this valuation discount to interest expense. In connection with the modification of the 2002 notes that were effective March 1, 2003, and the replacement notes that were issued ("2003 replacement notes"), we issued 15,678,622 shares of common stock. The fair market value of the common stock issued of $1,411,080 was recorded as a valuation discount, which resulted in an increase in both the carrying value of our common stock and our total shareholders' equity. During the three months ended March 31, 2003, we charged approximately $39,000 of this valuation discount to interest expense.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

         The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                 Three Months Ended March 31,
                                                   2003              2002
                                               ------------      ------------
Net sales...................................        100.0 %           100.0 %
Cost of sales...............................        (71.6)            (67.5)
                                               ------------      ------------

Gross profit................................         28.5              32.5
Operating expenses:
     Selling, general and administrative....        (32.9)            (25.9)
     Engineering and product development....        (11.8)             (9.9)
     Gain on debt extinguishment............           --              16.8

Gain (loss) from operations.................        (16.2)             13.5

Interest expense............................        (20.3)            (14.1)
Income taxes................................           --                --
                                               ------------      ------------

Net loss....................................        (36.5)%            (0.6)%
                                               ============      ============

         NET SALES. Net sales for the three months ended March 31, 2003 were $2.4 million as compared to $4.2 million for the three months ended March 31, 2002, a decrease of $1.9 million or approximately 44.3%. The decrease in net sales primarily was a result of decreased sales of our Sunrise Series(TM) products under the license we obtained from Motorola in December 2000. Sales of our Sunrise Series(TM) products totaled $1.4 million during the three months ended March 31, 2003 as compared to $2.9 million during the three months ended March 31, 2002, a decrease of $1.5 million. Our management believes the decrease in Sunrise Series(TM) products during November 2002 through February 2003 primarily was a result of political instability in Europe and threat of war and weak demand due to the overall economic environment. The Sunrise Series(TM) product line was especially susceptible to the effects of the threat of war and subsequent war because most of the sales of this product line come from international markets. Sales backlog has increased beginning in March 2003, therefore, management believes that revenue will improve in subsequent quarters. However, the legal situation with Corlund Electronics could interfere with our relationships with our customers which could interfere with the improvement in sales during the remainder of 2003.

         COST OF SALES. Cost of sales for the three months ended March 31, 2003 was $1.7 million as compared to $2.9 million for the three months ended March 31, 2002, a decrease of $1.2 million or 41.0%. Cost of sales increased as a percentage of sales from 67.5% for the three months ended March 31, 2002 to 71.5% for the three months ended March 31, 2003. The decrease in cost of sales resulted primarily from the decrease in the volume of sales. The increase in cost of sales as a percentage of sales primarily was due to decreased absorption of manufacturing overhead in our operations. During the three months ended March 31, 2003, manufacturing overhead was $444,000 as compared to $589,000 during the three months ended March 31, 2002, a decrease of $145,000 or 24.6%. Our management believes that the current amount of manufacturing overhead will remain relatively stable. Despite the decrease in manufacturing overhead expense, it increased as a percentage of total revenue due to the decrease in revenue. Manufacturing overhead represented 16.8% of our total revenue in 2003 and 11.9% of our total revenue in 2002. We anticipate that cost of sales during the remainder of 2003 will depend substantially on whether and when we are able to increase the volume of sales of our Sunrise Series(TM) products.

         GROSS PROFIT. Gross profit decreased by $706,000 or 51.2% to $673,000 for the three months ended March 31, 2003 as compared to $1.4 million for the three months ended March 31, 2002. Gross profit decreased as a percentage of net sales to 28.5% for the three months ended March 31, 2003 as compared to 32.5% for the three months ended March 31, 2002. The decrease in gross profit primarily was due to decreased sales. The decrease in gross margin primarily was due the underutilization of manufacturing overhead absorption as described above under cost of sales.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $324,000 or 29.4% to $777,000 for the three months ended March 31, 2003 as compared to $1.1 million for the three months ended March 31, 2002, and increased as a percentage of net sales to 32.9% for the three months ended March 31, 2003 from 25.9% for the three months ended March 31, 2002. The decrease in these expenses resulted from a $159,000 decrease in salaries and wages and the associated costs, which decrease primarily was due to a reduction in headcount and a flattening of the organization, a $143,000 decrease in legal and accounting professional fees as a result of better management of professional resources which fees we anticipate will stabilize at their current level for the foreseeable future, a $18,000 decrease in amortization relating to the Sierra Digital and Racon intangibles which were written off at December 31, 2002 and a $14,000 reduction in the amortization of employee and non-employee option compensation, the majority of which was fully amortized at December 31, 2002.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses decreased by $141,000 or 9.9% to $279,000 during the three months ended March 31, 2003 from $421,000 during the three months ended March 31, 2002, and increased as a percentage of sales from 9.9% during the three months ended March 31, 2002 to 11.8% during the three months ended March 31, 2003. This decrease in engineering and product development expenses was primarily due to the absence in 2003 of $131,000 in employee and non-employee option compensation which was fully amortized at December 31, 2002. In addition, expenses associated with the eflex division have decreased approximately $45,000 to $51,000 due to the closing of the Florida facility and reassignment of personnel to other administrative functions which expenses we anticipate should stabilize at their current level. These reductions were offset by a $32,000 increase in product certification costs and an increase in the utilization of outside engineering product contractors associated with certain new product development. We believe the engineering expenses will continue to approximate the current level for the remainder of 2003.

         GAIN ON EXTINGUISHMENT OF DEBT. Gain on extinguishment of debt decreased by $713,000 or 100% to $1,000 during the three months ended March 31, 2003 from $713,000 during the three months ended March 31, 2002. In January 2002, we settled an account payable of approximately $974,000 for $150,000, resulting in a gain of $695,000, net of commission. There were also several small settlements totaling $18,000 during the three months ended March 31, 2002.

         GAIN (LOSS) FROM OPERATIONS. Gain (loss) from operations decreased by $954,000 to a loss of $382,000 for the three months ended March 31, 2003 from a gain of $571,000 for the three months ended March 31, 2002. Gain (loss) from operations increased as a percentage of net sales from 13.5% for the three months ended March 31, 2002 to 16.2% for the three months ended March 31, 2003. The decrease in operating profit and operating margin was primarily due to the absence of the $713,000 gain on extinguishment of debt in 2003 as well as the decreases in gross profit and decreases in operating expenses described above.

         INTEREST EXPENSE. Interest expense during the three months ended March 31, 2003 decreased by $118,000 or approximately 19.8% to $479,000 or 20.3% of net sales, from $597,000 or 14.1% of net sales during the three months ended March 31, 2002. The decrease in interest expense primarily was attributable to the decrease in non-cash interest expense related to the amortization of the beneficial value ascribed to conversion rights, investor warrants and to offering costs.

         INCOME TAXES. Income taxes were nominal in both respective periods because we are in a loss carryforward position for federal income tax purposes. At March 31, 2003, the components of our deferred tax assets and liabilities were comprised primarily of the future tax benefit of our net operating loss carryforwards of approximately $18.2 million. The use of the net operating loss carryforwards could be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of our continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of deferred tax assets is not more likely than not. Accordingly, we recorded valuation allowances equal to the net deferred tax asset amounts as of March 31, 2003 and 2002.

         NET LOSS. Net loss for the three months ended March 31, 2003 increased by $835,000 to $862,000 as compared to a net loss of $27,000 or 0.6% of net sales for the three months ended March 31, 2002. The increase in net loss primarily was due to the $706,000 decrease in gross profit, the $713,000 decrease in gain on extinguishment of debt, which was partially offset by the $324,000 decrease in selling, general and administrative expenses, and the $141,000 decrease in engineering and product development expenses and a $118,000 decrease in interest expense. We expect an improvement in our results of operations in subsequent quarters due to anticipated increased revenue as a result of the growth of our backlog since January 2003.

LIQUIDITY AND CAPITAL RESOURCES

         During 2003 and 2002, we financed our operations and capital expenditures primarily through product sales, through private placements of convertible debt, through the assignment, with full recourse, of certain accounts receivable, and through modifications and conversions of outstanding notes into shares of common stock. Some of the modifications and conversions involved the issuance of common stock purchase warrants.

         In 2001, our revolving line of credit with Celtic Capital Corporation was terminated. This situation adversely impacted our operations. In the absence of a viable credit facility, we discharged approximately $13.7 million of the obligations we incurred in connection with our acquisition of finished goods inventory of our Sunrise Series(TM) products from Corlund Electronics by assigning, with full recourse, certain of our accounts receivable to Corlund Electronics. Repurchases of doubtful accounts under the recourse obligation have not been material. Under this arrangement, Corlund Electronics gave us immediate credit for the assigned receivables against amounts owed for product purchases the same as if the payment had been made in cash, and in turn Corlund Electronics pledged those accounts as security for loans from its senior lender. After the assignment, we continued to be responsible for serving the accounts, and we participated in the collection activity relating to the assigned receivables. This arrangement was designed to facilitate the continued acquisition of product from Corlund Electronics and to serve as an additional source of liquidity in the absence of a traditional credit facility with a financial institution. This arrangement continued through January 2003 and as of March 31, 2003 we believe that approximately $211,000 of the assigned accounts receivables had not been collected.

         On August 30, 2002, we executed a repayment agreement with Corlund Electronics in the principal amount of $1.2 million. This obligation bears interest at the rate of 9.0% per annum and is repayable in thirteen installments, with the first installment of $60,000 due on November 30, 2002 and the remaining balance of principal and interest due in twelve equal monthly installments on the last day of each calendar month beginning February 28, 2003. Corlund Electronics is to apply amounts paid under this obligation against accounts receivable due to Corlund Electronics from us pursuant to our manufacturing agreement with Corlund Electronics. On December 31, 2002, we executed a repayment agreement with Corlund Electronics in the principal amount of $300,000. The note bears interest at 9% per annum payable in one installment of $15,000 on March 31, 2003 and the remaining balance of principal and interest is due in monthly installments of approximately $25,903 through maturity of May 31, 2004. The payments due under these notes have been suspended since February 21, 2003 pending the outcome of our litigation with Corlund Electronics.

         After the commencement of our legal action against Corlund Electronics, they began contacting our customers in an attempt to collect on all of our accounts receivable, whether or not assigned to them. Those activities have had an adverse effect on our relations with our customers which could have an adverse effect on our revenue and accounts receivable collections. Their actions to collect all of our accounts receivable is an attempt to take the collateral of those that have a senior security interest which could have an adverse effect with those senior secured creditors. On April 29, 2003, we filed an application with the Court for a temporary restraining order and an order to show cause why Corlund Electronics should not be enjoined and restrained during the pendency of this action from communicating with our customers. The Court granted our application, issued the temporary restraining order and set the order to show cause for a hearing on May 16, 2003. However, there can be no assurance of the outcome of this hearing.

         While we have arranged for other contract manufacturers to supply Sunrise Series(TM) products to fulfill our backlog orders at significantly improved pricing, we anticipate that there will be an acceleration of payment terms which could have a adverse short term impact on our operating cash flow. The attempts of Corlund Electronics to collect our receivables could have an adverse effect on our ability to meet those payment terms.

         As of March 31, 2003, we had working capital of $2.3 million, which reflected a $2.9 million improvement from our $538,000 working capital deficiency at March 31, 2002. As of March 31, 2003, we also had an accumulated deficit of $37.8 million, a net bank overdraft of $184,000 and $2.6 million in net accounts receivable. In addition, at that date we had promissory notes in the aggregate amount of $4.5 million (stated net of unamortized valuation discounts of $3.0 million), of which $298,000 was due to related parties.

         Net cash provided by our operating activities amounted to $173,000 during the three months ended March 31, 2003, which was an increase of $1.7 million from the $1.6 million that we used during the three months ended March 31, 2002. This primarily was attributable to changes in assets and liabilities, which was a function of a decrease in accounts receivable of $425,000, a decrease in accounts payable and accrued expenses of $65,000 and a decrease in inventory of $211,000. Net cash provided by our operating activities reflected a $1,000 gain on debt extinguishment during the three months ended March 31, 2003.

         During 2001, while we were establishing the capacity to manufacture Sunrise Series(TM) products and administer customers' orders and were establishing our marketing network, we experienced a build-up of finished goods inventory of Sunrise Series(TM) products for which there were no then existing orders. We also experienced an increase in the time our customers took to pay our accounts receivable and a corresponding decrease in our accounts receivable turnover, which resulted in a greater than anticipated use of operating cash flows. During 2002, we experienced an additional build-up of such inventory to approximately $2.8 million due principally to timing and forecasting differences. While we made significant progress in stabilizing our product distribution during the fourth quarter of 2001 and during 2002, this additional build-up resulted in a greater use of operating cash flows. During the three months ended March 31, 2003, we were able to decrease our inventories by $211,000 and we anticipate that we will be able to decrease and our inventories and that inventory turnover and accounts receivable turnover will increase.

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

         Net cash used in financing activities amounted to $191,000 during the three months ended March 31, 2003. This primarily was attributable to the net repayments of debt in the aggregate amount of $264,000 and a $73,000 reduction in our bank overdraft.

         Effective March 1, 2003, we entered into modification agreements with the holders of the 2002 secured convertible notes ("2002 notes"). The amended and restated notes ("2003 notes") issued under these modification agreements include unpaid principal and accrued interest through June 30, 2003, and bear interest at 9% per annum commencing March 1, 2003. Interest payments on the amended and restated notes will be paid quarterly in arrears commencing September 30, 2003. We will make principal payments on these new notes quarterly on February 15, May 15, August 15 and November 15 in each year commencing on August 15, 2003. The amount of the quarterly principal payments will be 10% of the then outstanding principal balance for the holders of the 2003 notes with the exception of Dolphin Offshore Partners, L.P. which will be 5% of the then outstanding principal balance of the Dolphin note. All unpaid principal and accrued interest will be due and payable at maturity on March 1, 2006. Cross default provisions apply to secured debt only and any indebtedness to Corlund Electronics or its successors is excluded from the cross default provision. All of the outstanding warrants to purchase our common stock that were issued to the 2002 note holders in connection with the 2002 notes have been amended to provide for a fixed exercise price equal to the current exercise price of $0.44064 per share. In addition, for each $1 of principal and accrued interest outstanding on February 28, 2003, the holder will received 3.5 shares of our common stock. The holders of the 2002 notes have been issued 15,678,662 shares of our common stock along with their amended and restated notes. The shares of common stock issued in connection with the issuance of the amended and restated notes, including the shares of common stock underlying the modified warrants, carry piggyback registration rights. Under the terms of the modification agreements, the holders of 2002 notes have agreed to waive any and all defaults of the 2002 notes.

         The following table outlines payments due under our significant contractual obligations over the next five years, exclusive of interest:


                                                               Payments Due by Period
          Contractual           ------------------------------------------------------------------------------
        Obligations At                              Less than 1        1 - 3           4 - 5        After 5
        March 31, 2003               Total             year            Years           Years         Years
        --------------          ------------------------------------------------------------------------------
 Long Term Debt                       $4,509,572       $1,708,993      $2,800,579    $        --   $       --

 Capital Lease Obligations                13,349            7,375           5,974             --           --

 Operating Leases                        650,028          321,649         328,379             --           --

 Unconditional Purchase
 Obligations                                  --               --              --             --           --
                                ------------------------------------------------------------------------------

 Total Contractual Cash
 Obligations                          $5,172,949       $2,038,017      $3,134,932    $        --   $       --
                                ==============================================================================

         The above table outlines our obligations as of March 31, 2003 and does not reflect the changes in our obligations that occurred after that date. Long term debt includes $1.5 million due to Corlund Electronics, however, it does not include any other amounts relating to the manufacturing agreement with Corlund Electronics.

         Our condensed consolidated financial statements as of and for the quarters ended March 31, 2003 and 2002 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this quarterly report and in Note 2 to those consolidated financial statements, we have suffered recurring losses from operations and are involved in a dispute with Corlund Electronics, a significant contract manufacturer. These factors, among others, raised substantial doubt about our ability to continue as a going concern and led our independent certified public accountants to include an explanatory paragraph in their reports to our consolidated financial statements for 2002 related to our ability to continue as a going concern. The condensed consolidated financial statements included in this quarterly report do not include any adjustments that might result from the outcome of this uncertainty.

         We believe that our continued operations could be dependent on securing a replacement credit facility and that additional sources of liquidity through debt and/or equity financing will be required to fund our plans for future operations and growth. We believe that securing a replacement credit facility would help us continue to increase our gross margin on our Sunrise Series(TM) products by enabling us to more efficiently manage our transactions with our suppliers and realize better pricing opportunities. However, we currently do not have any commitments for additional financing.

         The 2003 notes contain the grant of a continuing security interest in all of our inventory, and some of our other outstanding promissory notes contain the grant of a security interest in substantially all of our assets, all of which provisions will restrict our ability to obtain debt and/or equity financing. In addition, deteriorating global economic conditions and the effects of ongoing military actions against terrorists may cause prolonged declines in investor confidence in and accessibility to capital markets. Further, in light of our delisting from the Nasdaq SmallCap Market in September 2001, the ability of any potential or future investors to achieve liquidity from our common stock could be severely limited, which could inhibit, if not preclude, our ability to raise additional working capital on a timely basis, in sufficient amounts or on terms acceptable to us.

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

         If adequate funds are not available, we may also be required to delay, scale back or eliminate portions of our operations and product development efforts or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our technologies or potential products or other assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of our proprietary technology and other important assets and could also adversely affect our ability to fund our continued operations and our product development efforts that historically have contributed significantly to our competitiveness


EFFECT OF INFLATION

         We believe that inflation has not had a material effect on our net sales or profitability in recent years. However, we are aware of the possible future effects of deflation and its interaction with currency exchange rates. Further weakening of the United States dollar could restart inflation in prices of imported goods and services. Deflation in markets where we buy components for our products would be to our advantage. Deflation in the markets where we sell our products would be to our disadvantage.

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

         We have incurred net losses in each fiscal year since our inception, with the exception of the fiscal year ended March 31, 1998, in which we realized nominal net income of $94,000. For the three months ended March 31, 2003, we reported a net loss of approximately $862,000, as compared to a net loss of $27,000 for the three months ended March 31, 2002. Our accumulated deficit through March 31, 2003 was approximately $37.8 million, and as of that date we had a total shareholders' equity of $981,000, and working capital of $2.3 million. We expect that our losses may continue further into the future. We cannot assure you that we will attain profitable operations in the future.

         Our recurring losses from operations, cash used in operations on a recurring in previous periods, our accumulated deficit and our involvement in a dispute with a significant contract manufacturer, as discussed below, at March 31, 2003, among other factors, raised substantial doubt about our ability to continue as a going concern and led our independent certified public accountants to include an explanatory paragraph related to our ability to continue as a going concern in their report for each of the years ended December 31, 2002 and 2001. Reports of independent auditors questioning a company's ability to continue as a going concern generally are viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing to the extent needed for our continued operations or for planned expansion, particularly if we are unable to attain and maintain profitable operations in the future. Consequently, future losses may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. We urge potential investors to review the report of our independent certified public accountants and our consolidated financial statements before making a decision to invest in Telenetics.

THE RECENT TERMINATION OF OUR MANUFACTURING ARRANGEMENT WITH CORLUND ELECTRONICS, THE CONTRACT MANUFACTURER OF A MAJORITY OF OUR SUNRISE SERIES(TM) PRODUCTS, COULD ADVERSELY IMPACT OUR OPERATIONS BY INTERFERING WITH OUR ABILITY TO PRODUCE OUR SUNRISE SERIES(TM) PRODUCTS IN A TIMELY FASHION.

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

         Corlund Electronics experienced significant difficulties in producing our Sunrise Series(TM) products in a timely fashion due to what we believe to be problems in assimilating the production of those products and difficulties in sourcing parts. Although Corlund Electronics had been working to resolve these difficulties, they were not able to successfully resolve and/or prevent recurrence of these difficulties and were not able to produce our Sunrise Series(TM) products in a timely fashion.

         Production delays at Corlund Electronics interfered with our ability to timely ship orders to our customers, which has caused us to lose orders and customers for our Sunrise Series(TM) products. These losses of orders and customers have adversely impacted our financial condition and our ability to meet our monthly purchase minimums under our contract with Corlund Electronics.

         In February 2003, Corlund Electronics advised us that they would be unable to meet any of its then outstanding delivery commitments, that they were unable to provide any new dates for those deliveries, and they were unable to tell us when or if they would be able to provide new delivery dates. As a result, we determined that our manufacturing arrangement with Corlund Electronics has been effectively terminated.

         Since we had concerns over the viability of our manufacturing arrangement with Corlund Electronics, we made arrangements with other qualified contractors. However, only a limited number of our products are covered by these new arrangements. We will be required to undertake the expensive and time-consuming efforts to transition the contracted services for the remaining products manufactured by Corlund Electronics to other qualified contractors or to our own facilities which could take up to four months or longer. We cannot assure you that we have the resources or ability to successfully accomplish such a transition. While we are in the process of making any such transition, and if we are unable to successfully accomplish such a transition, our ability to continue to sell our Sunrise Series(TM) products could be seriously impaired or completely lost.

OUR DISPUTE WITH CORLUND ELECTRONICS COULD HAVE AN ADVERSE EFFECT ON OUR CASH FLOW AND LIQUIDITY BY COMPLICATING THE COLLECTION OF OUR ACCOUNTS RECEIVABLE.

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

IF WE DEFAULT UNDER OUR OUTSTANDING PROMISSORY NOTES, WE COULD FACE SIGNIFICANT ADVERSE CONSEQUENCES.

         As of March 31, 2003, we had outstanding promissory notes in the aggregate principal amount of approximately $4.5 million, net of valuation discounts. Of those, notes with aggregate principal amounts of $3.4 million, exclusive of valuation discounts, are due and payable during 2003. The agreements we entered into in connection with our 2002 notes, and the amended and restated notes to be issued pursuant to our modification of the 2002 notes, include extensive customary representations, warranties and covenants, including a cross-default covenant that would be breached if we fail to repay our other outstanding promissory notes.

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

         Historically, we have derived a significant portion of our revenues from a relatively limited number of customers. In fact, during the three months ended March 31, 2003, one customer, Data Connect Enterprises, accounted for approximately 17.34% of our consolidated net sales and during 2002, one customer, Data Connect Enterprises, accounted for approximately 14.29% of our consolidated net sales. During the quarter ended September 30, 2001 we completed our required pass-through sales to Motorola's Multiservice Networking Division and that division subsequently was sold. As a result, we will not be making further sales to that division. Although our current business strategy involves the use of multiple resellers and distributors, such as Data Connect Enterprises, who we anticipate will act as multiple customers for our products, we cannot assure you that a limited number of large customers will not continue to account for the majority of our revenues. If this occurs, the loss of any one or more of our major customers would likely have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

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

         On February 21, 2003 we filed an action against Comtel Electronics, Inc. (also known as Corlund Electronics). The complaint seeks (a) relief based upon rescission of our Manufacturing Agreement with Corlund Electronics including all amendments, assignments and other agreements related thereto, (b) fraud, (c) breach of contract, and (d) payment for goods sold and delivered at an agreed price. We seek general damages of approximately $18,300,000 and punitive and exemplary damages. On April 7, 2003, Corlund Electronics answered the complaint with a general denial and filed a cross complaint. In addition to the amounts that we have recorded for transactions with Corlund Electronics, the Corlund cross complaint seeks to recover approximately $900,000 new charges for minimum order shortfall, interest and excess inventory carrying charges, as well as $1.9 million charges for excess inventory Corlund claims that they are holding. Corlund's cross complaint also alleges that, included within the amounts claimed is approximately $900,000 of proceeds of assigned accounts receivable which we are alleged to have fraudulently collected and converted and is the basis for which Corlund Electronics seeks punitive damages. We have propounded discovery as to both our complaint and Corlund Electronics cross complaint. Corlund Electronics has not responded to these discovery requests. After the commencement of this action, Corlund Electronics began contacting our customers in an attempt to collect on all of our accounts receivable, whether or not assigned to them. We believe that their actions to collect all of our accounts receivable is an attempt to take the collateral of those that have a senior security interest. On April 24, 2003, we filed an application with the Court for a temporary restraining order and an order to show cause why Corlund Electronics should not be enjoined and restrained during the pendency of this litigation from communicating with our customers. The Court granted our application, issued the temporary retraining order and set the order to show cause for a hearing on May 16, 2003. We cannot predict the outcome of this matter or the extent to which the resolution of this matter could adversely affect our business and results of operations.

OUR COMMON STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS AND IN LITIGATION AGAINST US.

         The stock market as a whole and individual stocks historically have experienced extreme price and volume fluctuations, which often have been unrelated to the performance of the related corporations. During the quarter ended March 31, 2003, the high and low closing sale prices of our common stock were $0.10 and $.07, respectively. The market price of our common stock may exhibit significant fluctuations in the future in response to various factors, many of which are beyond our control and which include:

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

         As of May 14, 2003, we had outstanding 47,549,965 shares of common stock, a substantial portion of which were unrestricted, were eligible for resale without registration under Rule 144 of the Securities Act of 1933, or were registered for resale or issued with registration rights. Disregarding beneficial ownership cap limitations that apply to some holders of our derivative securities, as of March 31 2003, we also had outstanding options, warrants, promissory notes and preferred stock that were exercisable for or convertible into approximately 22,499,824 shares of common stock, nearly all of which were issued with registration rights. Sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price for our common stock. Any adverse effect on the market price for our common stock could make it difficult for us to sell equity securities at a time and at a price that we deem appropriate.


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

         On February 21, 2003 we filed an action against Comtel Electronics, Inc. (also known as Corlund Electronics) in the Superior Court of California, County of Orange Central Justice Center (Case No. 03CC03611). The complaint seeks (a) relief based upon rescission of our Manufacturing Agreement with Corlund Electronics including all amendments, assignments and other agreements related thereto, (b) fraud, (c) breach of contract, and (d) payment for goods sold and delivered at an agreed price. We seek damages of (a) approximately $5,000,000 in charges for the manufacture of Sunrise products in excess of the prices agreed to when we entered into the Manufacturing Agreement, (b) approximately $12,000,000 in profits on customers and contracts lost do to Corlund's failure to deliver products per schedule, and (c) approximately $1,300,000 for inventories sold and delivered to Corlund, which it has failed to pay for. On April 7, 2003, Corlund Electronics answered the complaint with a general denial of all allegations and filed a cross complaint. In addition to the amounts that we have recorded for transactions with Corlund Electronics, the Corlund Electronics cross complaint seeks to recover approximately $900,000 as an aggregate of (a) interest on late payments, excess inventory carrying charges, and minimum order shortfall charges, none of which have been submitted to us prior to filing the cross complaint (b) $200,000 for excess raw material allegedly purchased but never delivered to us and (c) approximately $1.7 million for raw material and work in process inventory never delivered to us. We believe the $900,000 in new charges alleged in Corlund Electronics cross complaints are without merit in that they amount to Corlund Electronic penalizing us for their failure to perform under the manufacturing agreement. As to the aggregate of $1.9 million in inventory charges, we believe that, to the extent there is any merit in these claims, we would receive a corresponding amount of additional inventory. Corlund Electronics cross complaint also alleges that, included within the amounts claimed is approximately $900,000 of proceeds of assigned accounts receivable which we are alleged to have fraudulently collected and converted and is the basis for which Corlund Electronics seeks punitive damages. We have propounded discovery as to both our complaint and Corlund Electronics cross complaint, to which there has been no response. After the commencement of this action, Corlund Electronics began contacting our customers in an attempt to collect on all of our accounts receivable, whether or not assigned to them. We believe that their actions to collect all of our accounts receivable is an attempt to take the collateral of those that have a senior security interest. On April 29, 2003, we filed an application with the Court for a temporary restraining order and an order to show cause why Corlund Electronics should not be enjoined and restrained during the pendency of this action from communicating with our customers. The Court granted our application, issued the temporary restraining order and set the order to show cause for a hearing on May 16, 2003.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a)      Recent Sales of Unregistered Securities
                  ---------------------------------------

         On February 14, 2003, the board of directors approved the issuance of shares of common stock at a rate of $0.075 per share to all directors in lieu of payment to them of amounts accrued and outstanding under the compensation plan adopted in May 2002. An aggregate of 637,666 shares of common stock will be issued to Michael Taglich, Brad Jacobs and Robert Schroeder in lieu of payment to them of an aggregate of $47,825 in outstanding compensation.

         In February 2003, the Company issued an aggregate of 1,877,575 shares of common stock, with a fair market value of $140,818, as a bonus to seven employees which was accrued at December 31, 2002.

         Effective as of March 1, 2003, we issued 15,678,662 shares of common stock at the rate of $0.09 per share in connection with the modification of the 2002 notes.

         Effective as of March 31, 2003, we issued 384,375 shares of common stock at the rate of $0.08 per share in connection with the modification of the 10% notes.

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

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits
                  --------

         10.1 Amended and Restated Note and Warrant Purchase Agreement dated as of March 1, 2003 by and among the Registrant and the purchasers named therein

         10.2 Amended and Restated Security Agreement dated as of March 1, 2003 by and among the Registrant and the secured parties named therein

         10.3 Amended and Restated Registration Rights Agreement dated as of March 1, 2003 by and among the Registrant and the purchasers named therein

         10.4 Form of Amended and Restated Warrant to Purchase Shares of Common Stock dated as of March 1, 2003 issued by the Registrant in favor of the purchasers under the Amended and Restated Note and Warrant Purchase Agreement dated as of March 1, 2003

         10.5 Form of Amended and Restated Secured Promissory Note due March 1, 2006 dated as of March 1, 2003 issued by the Registrant in favor of the purchasers (other than Dolphin Offshore Partners, L.P.) under the Amended and Restated Note and Warrant Purchase Agreement dated as of March 1, 2003

         10.6 Amended and Restated Security Agreement dated as of March 1, 2003 between the Registrant and Dolphin Offshore Partners, L.P.

         10.7 Amended and Restated Secured Promissory Noted due March 1, 2006 dated as of March 1, 2003 issued by the Registrant in favor of Dolphin Offshore Partners, L.P.

         99.1 Certifications of President and Chief Financial Officer Pursuant to 18 U.S.C. section 1350, as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

         -----------------

         (b)      Reports on Form 8-K
                  -------------------

         None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TELENETICS CORPORATION

Dated: May 14, 2003                   By: /S/ DAVID L. STONE
                                         ---------------------------------------
                                          David L. Stone
                                          President and Chief Financial Officer
                                          (principal financial officer and duly
                                          authorized officer)

                                 CERTIFICATIONS

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

         Date: May 14, 2003

            /s/ DAVID L. STONE
         -----------------------------------------------------
         David L. Stone, President
         (principal executive officer)

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

         Date: May 14, 2003

            /s/ DAVID L. STONE
         -----------------------------------------------------
         David L. Stone, Chief Financial Officer
         (principal financial officer)

         EXHIBITS FILED WITH THIS REPORT

         Exhibit
         Number   Description
         ------   -----------

         10.1 Amended and Restated Note and Warrant Purchase Agreement dated as of March 1, 2003 by and among the Registrant and the purchasers named therein

         10.2 Amended and Restated Security Agreement dated as of March 1, 2003 by and among the Registrant and the secured parties named therein

         10.3 Amended and Restated Registration Rights Agreement dated as of March 1, 2003 by and among the Registrant and the purchasers named therein

         10.4 Form of Amended and Restated Warrant to Purchase Shares of Common Stock dated as of March 1, 2003 issued by the Registrant in favor of the purchasers under the Amended and Restated Note and Warrant Purchase Agreement dated as of March 1, 2003

         10.5 Form of Amended and Restated Secured Promissory Note due March 1, 2006 dated as of March 1, 2003 issued by the Registrant in favor of the purchasers (other than Dolphin Offshore Partners, L.P.) under the Amended and Restated Note and Warrant Purchase Agreement dated as of March 1, 2003

         10.8 Amended and Restated Security Agreement dated as of March 1, 2003 between the Registrant and Dolphin Offshore Partners, L.P.

         10.9 Amended and Restated Secured Promissory Noted due March 1, 2006 dated as of March 1, 2003 issued by the Registrant in favor of Dolphin Offshore Partners, L.P.

         99.1 Certifications of President and Chief Financial Officer Pursuant to 18 U.S.C. section 1350, as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002