Form 10QSB
period 2003-06-30
TELENETICS CORP
filed 2003-07-29
CIK 810018

================================================================================
                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended JUNE 30, 2003

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

         As of July 29, 2003, there were 47,586,205 shares of Telenetics Corporation common stock outstanding.

         Transitional Small Business Disclosure Format: Yes | | No |X|

================================================================================

                             TELENETICS CORPORATION
                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                      INDEX


PART I - FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet as of June 30, 2003
           (unaudited)...................................................... F-1

         Condensed Consolidated Statements of Operations for the
           Three and Six Months Ended June 30, 2003 and 2002 (unaudited).... F-3

         Condensed Consolidated Statement of Shareholders' Equity (Deficit)
           for the Six Months Ended June 30, 2003 (unaudited)............... F-4

         Condensed Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 2003 and 2002 (unaudited).............  F-5

         Notes to Condensed Consolidated Financial Statements (unaudited)..  F-8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................    2

Item 3.  Controls and Procedures...........................................   24

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   25

Item 2.  Changes in Securities and Use of Proceeds.........................   26

Item 3.  Defaults Upon Senior Securities...................................   26

Item 4.  Submission of Matters to a Vote of Security Holders...............   26

Item 5.  Other Information.................................................   26

Item 6.  Exhibits and Reports on Form 8-K..................................   27

Signatures.................................................................   28

Exhibits Filed with this Report on Form 10-QSB.............................   29

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

                             TELENETICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                   (UNAUDITED)


                                     ASSETS
                                     ------

Current assets:
   Cash                                                              $     1,367
   Accounts receivable, net of allowance for doubtful
     accounts of $331,321                                              1,689,754
   Inventories                                                         7,102,175
   Prepaid expenses and other current assets                             285,944
                                                                     -----------

Total current assets                                                   9,079,240

Property, plant and equipment, net                                       413,515
Debt offering costs, net of accumulated amortization of $1,429,567       841,538
Other assets                                                              64,100
                                                                     -----------

                                                                     $10,398,393
                                                                     ===========


     See accompanying notes to condensed consolidated financial statements.

                             TELENETICS CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
                                  JUNE 30, 2003
                                   (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Bank overdraft                                                   $    143,435
  Current portion of related party debt                                 192,794
  Current portion of notes payable, net of discount of $1,021,566       518,826
  Convertible subordinated debt                                         551,472
  Accounts payable                                                    1,055,356
  Accrued expenses                                                      861,933
  Advance payments from customers                                       199,278
  Corlund settlement payable                                          1,162,335
  Deferred gain on Corlund settlement                                 1,622,136
                                                                   -------------

Total current liabilities                                             6,307,565

Notes payable, total principal amount of $5,171,442, less current
    portion and net of discount of $1,682,550                         1,948,500
                                                                   -------------

Total liabilities                                                     8,256,065
                                                                   -------------

Commitments and contingencies (Notes 3, 5 and 6)


Shareholders' equity:
  Preferred stock, no par value. Authorized 5,000,000 shares;
     no shares issued and outstanding                                        --
  Common stock, no par value. Authorized 100,000,000 shares;
     47,586,205 issued and outstanding shares                        38,798,267
  Subscriptions receivable                                              (38,000)
  Unearned compensation                                                  (1,612)
  Accumulated deficit                                               (36,616,327)
                                                                   -------------

Total shareholders' equity                                            2,142,328
                                                                   -------------

                                                                   $ 10,398,393
                                                                   =============


     See accompanying notes to condensed consolidated financial statements.


                                              TELENETICS CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                                    (UNAUDITED)

                                                     Three Months    Three Months      Six Months       Six Months
                                                         Ended           Ended           Ended           Ended
                                                     June 30, 2003   June 30, 2002   June 30, 2003   June 30, 2002
                                                     -------------   -------------   -------------   -------------
Net sales                                            $  3,367,904    $  3,889,963    $  5,728,505    $  8,131,130
Cost of sales                                          (2,094,886)     (2,730,212)     (3,782,415)     (5,592,377)
                                                     -------------   -------------   -------------   -------------
Gross profit                                            1,273,018       1,159,751       1,946,090       2,538,753

Operating expenses:
   Selling, general and administrative                   (810,897)     (1,252,695)     (1,587,555)     (2,353,042)
   Engineering and product development                   (302,272)       (416,120)       (581,653)       (836,610)
   Gain on debt extinguishment                          1,475,487          40,579       1,476,143         753,858
                                                     -------------   -------------   -------------   -------------
Income (loss) from operations                           1,635,336        (468,485)      1,253,025         102,959

Interest expense                                         (489,338)       (451,571)       (968,470)     (1,049,132)
Gain on sale of assets                                         --          35,115              --          35,115
                                                     -------------   -------------   -------------   -------------
Income (loss) before income taxes                       1,145,998        (884,941)        284,555        (911,058)

Income taxes                                                   --              --            (800)           (800)
                                                     -------------   -------------   -------------   -------------
Net income (loss)                                    $  1,145,998    $   (884,941)   $    283,755    $   (911,858)
                                                     =============   =============   =============   =============
Basic earnings (loss) per common share:              $       0.03    $      (0.03)   $       0.01    $      (0.03)
                                                     =============   =============   =============   =============
Diluted earnings (loss) per common share:            $       0.03    $      (0.03)   $       0.01    $      (0.03)
                                                     =============   =============   =============   =============
Basic weighted average shares outstanding during
     the period:                                       41,805,744      28,006,347      47,551,956      27,800,367
                                                     =============   =============   =============   =============
Diluted weighted average shares outstanding during
     the period:                                       42,346,349      28,006,347      48,211,336      27,800,367
                                                     =============   =============   =============   =============

                      See accompanying notes to condensed consolidated financial statements.

                                                       F-3


                                                       TELENETICS CORPORATION
                                 CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                   SIX MONTHS ENDED JUNE 30, 2003
                                                             (UNAUDITED)


                                  Preferred Stock          Common Stock
                                  ----------------  --------------------------Subscriptions   Unearned    Accumulated
                                  Shares   Amount      Shares        Amount     Receivable  Compensation      Deficit       Total
                                  ------  --------  ------------  ------------  ----------  ------------  -------------  -----------
Balance at December 31, 2002         --   $    --    28,971,687   $ 37,140,317  $ (38,000)  $    (3,224)  $(36,900,082)  $   199,011

Compensation for non-employee
   stock options and warrants        --        --            --         25,859         --            --             --        25,859
Amortization of unearned
   compensation                      --        --            --             --         --         1,612             --         1,612
Common stock issued to
   directors in satisfaction of
   accounts payable                  --        --       637,666         47,825         --            --             --        47,825
Common stock issued as bonus         --        --     1,877,575        140,818         --            --             --       140,818
Common stock issued in
   connection with modification
   of 2002 notes                     --        --    15,678,662      1,411,080         --            --             --     1,411,080
Common stock issued in
   connection with modification
   of 10% notes                      --        --       384,375         30,750         --            --             --        30,750
Stock issued upon conversion of
   Series A (2000) Preferred
   Stock                             --        --        36,240          1,618         --            --             --         1,618
Net income for the six months
    ended June 30, 2003              --        --            --             --          --           --        283,755       283,755
                                  ------  --------  ------------  ------------  ----------  ------------  -------------  -----------

Balance at June 30, 2003             --   $    --    47,586,205   $ 38,798,267  $ (38,000)  $    (1,612)  $(36,616,327)  $ 2,142,328
                                  ======  ========  ============  ============  ==========  ============  =============  ===========


                               See accompanying notes to condensed consolidated financial statements.

                                                                F-4


                                 TELENETICS CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                      (UNAUDITED)
                                                            Six months      Six months
                                                               ended          ended
                                                            June 30, 2003  June 30, 2002
                                                            ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                        $   283,755    $  (911,858)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                            804,518        979,499
       Compensation for non-employee stock options               25,859        175,590
       Amortization of unearned compensation for employee
         options                                                  1,612        140,394
       Gain on debt extinguishment                           (1,476,143)      (753,858)
       Gain on sale of assets                                        --        (35,115)
       Provision for related party receivable                        --        139,000
   Changes in operating assets and liabilities:
       Accounts receivable                                      609,002     (5,617,143)
       Inventories                                            1,245,040       (647,317)
       Prepaid expenses and other current assets               (163,530)       106,479
       Other assets                                              (2,115)        (2,383)
       Accounts payable                                        (285,431)     4,924,180
       Accrued expenses                                         123,223         66,738
       Advance payments from customers                           39,383         (7,446)
                                                            ------------   ------------

Net cash provided by (used in) operating activities           1,205,173     (1,443,240)
                                                            ------------   ------------


         See accompanying notes to condensed consolidated financial statements.

                             TELENETICS CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                      Six months      Six months
                                                         ended          ended
                                                    June 30, 2003  June 30, 2002
                                                     ------------   ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                   (12,750)        (8,600)
                                                     ------------   ------------
Net cash used in investing activities                    (12,750)        (8,600)
                                                     ------------   ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank overdraft                                         32,576       (152,890)
   Repayments of notes payable                          (174,724)      (596,285)
   Proceeds of convertible promissory notes, net              --      1,885,040
   Repayments of convertible promissory notes           (150,000)            --
   Proceeds of bridge loan                               300,000        300,000
   Repayments of bridge loan                            (300,000)            --
   Payments on Corlund settlement                       (750,000)            --
   Net repayments of related party debt                 (190,783)       (24,221)
                                                     ------------   ------------

Net cash (used in) provided by financing activities   (1,232,931)     1,411,644
                                                     ------------   ------------

NET DECREASE IN CASH                                     (40,508)       (40,196)
   Cash, beginning of period                              41,875         83,654
                                                     ------------   ------------
   Cash, end of period                               $     1,367    $    43,458
                                                     ============   ============


     See accompanying notes to condensed consolidated financial statements.


                                   TELENETICS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                          SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                        (UNAUDITED)
                                                               Six months     Six months
                                                                  ended          ended
                                                              June 30, 2003  June 30, 2002
                                                               ------------   ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
   Interest                                                    $     75,211   $    324,854
                                                               ============   ============

   Income taxes                                                $        800   $        800
                                                               ============   ============

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
   Issuance of common stock upon conversion of Series A
     (2000) Preferred Stock                                    $      1,618   $    104,229
                                                               ============   ============
   Warrants issued in connection with issuance of promissory
     notes                                                     $         --   $  1,265,248
                                                               ============   ============
   Issuance of common stock in satisfaction of accrued
     directors compensation                                    $     47,825   $         --
                                                               ============   ============
   Issuance of common stock in satisfaction of accounts
     payable                                                   $         --   $     31,139
                                                               ============   ============
   Issuance of common stock in satisfaction of accrued bonus   $    140,818   $         --
                                                               ============   ============
   Issuance of common stock in connection with 2002 notes
     modification                                              $  1,411,080   $         --
                                                               ============   ============
   Issuance of common stock in connection with 10% notes
     modification                                              $     30,750   $         --
                                                               ============   ============
   Beneficial conversion feature of convertible subordinated
     debt                                                      $         --   $    907,535
                                                               ============   ============
   Accrued legal fees transferred to debt offering costs       $     38,991   $         --
                                                               ============   ============
   Accrued interest transferred to 2002 notes                  $    273,943   $         --
                                                               ============   ============
   Accrued interest transferred to 10% notes                   $     12,500   $         --
                                                               ============   ============
   Accounts payable transferred to convertible notes           $     96,312   $         --
                                                               ============   ============
   Fixed assets surrendered in lieu of rent                    $     37,977   $         --
                                                               ============   ============
   Accounts receivable assigned to Corlund Electronics in
     satisfaction of accounts payable                          $         --   $  4,352,353
                                                               ============   ============
   Reinvestment of notes payable into convertible
     subordinated debt offering                                $         --   $    112,500
                                                               ============   ============
   Convertible notes transferred to notes payable              $  1,585,082   $         --
                                                               ============   ============
   Convertible subordinated debt issued in satisfaction of
     accounts payable                                          $         --   $    398,838
                                                               ============   ============
   Reduction in subscriptions receivable in satisfaction of
     accrued expenses                                          $         --   $      1,500
                                                               ============   ============


           See accompanying notes to condensed consolidated financial statements.

                                            F-7

                             TELENETICS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)



1.       BASIS OF PRESENTATION AND BUSINESS

         The accompanying condensed consolidated financial statements have been prepared by Telenetics Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included in these notes and the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary to fairly state the financial position as of June 30, 2003 and the results of operations and cash flows for the related interim periods ended June 30, 2003 and 2002. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or for any other period.

         Basic earnings (loss) per common share are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect per share amounts that would have resulted from the dilutive potential effect of common stock instruments.

         The accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed on April 15, 2003 as part of the Company's 2002 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

         Certain reclassifications have been made to the June 30, 2002 financial statements to be consistent with the June 30, 2003 presentation.

2.       LIQUIDITY

         As of June 30, 2003, the Company had working capital of $2.8 million and an accumulated deficit of $36.6 million. The Company generated $1.2 million of cash from operations during the six months ended June 30, 2003. The Company generated income from operations of $1.3 million during the six months ended June 30, 2003, which includes a gain on extinguishment of debt of $1.5 million. While these factors have improved from prior periods, there is a substantial likelihood that the Company will be required to obtain equity and/or debt financing in order to continue to operate. This factor, among others, raises substantial doubt about the Company's ability to continue as a going concern.

         The Company has taken actions in an effort to become profitable and improve cash flow from operations in the future. Since the change in management in May 2002, the Company has announced six new products to round out its line of commercial and industrial modems in the low to mid price range. Initial shipments of some of these products commenced in November 2002 and the Company expects that it will be shipping all of these products by the end of the third quarter or beginning of the fourth quarter of 2003. Significant shipments of the Company's new digital automatic meter reading products commenced during the three months ended June 30, 2003 and accounted for more than $300,000 of revenue in that quarter. The Company also is in the final stages of development of a

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2003
                                   (UNAUDITED)


DS-3 model to round out the features capability of its microwave product line, which model the Company expects to begin shipping to beta test customers during the third quarter of 2003, and be in full delivery by the end of the fourth quarter of 2003. Further, the Company plans to enter the computer network market by introducing new Ethernet products. Our initial introduction of those products commenced during the second quarter of 2003 and the Company expects to begin shipping during the third quarter of 2003. All of these products will be marketed through the Company's existing distribution channels. The Company has also taken action to expand its distribution channels into China. While there can be no assurance of the success of these actions, the Company expects they will provide new revenue opportunities during 2003.

         The Company anticipates that the incremental operating expenses, other than cost of goods sold, will represent only a small portion of the amount of incremental sales from these new revenue opportunities. In addition, since May 2002, the Company has taken action to reduce its salary and wage expenses and other operating costs, which has had a positive effect on the Company's cash flow. During the six months ended December 31, 2002, the Company decreased the year-to-date cash used in operations by $552,000. Operating cash flow for the six months ended June 30, 2003 improved by $2.6 million over the six months ended June 30, 2002. The Company has also restructured its debt obligations. Through December 31, 2002, the Company had negotiated settlements of $1.7 million of its trade accounts payable resulting in net discounts of $1.2 million, and negotiated term payment arrangements with $1.1 million of its trade accounts payable. The Company has negotiated with holders of an aggregate of $4.9 million of its notes to extend and modify the terms (see Note 3). The Company expects that these term debt extensions and reductions in accounts payable will improve its ability to attract a senior lender.

         During the three months ended June 30, 2003, the Company began receiving deliveries of its Sunrise Series(TM) products from replacement contract manufacturers selected to replace Corlund Electronics. The prices of these products met the original expectations the Company had pursuant to its agreement with Corlund Electronics, the quality was comparable, and the deliveries were timely. In June 2003, the Company also negotiated a settlement of its long-standing disputes with Corlund Electronics, which included a reduction in the carrying value of inventory acquired from Corlund Electronics to the originally expected prices. These actions have had a positive effect on the gross margins of the Sunrise Series(TM) products, which management believes will continue. When fully paid, the Company believes that that settlement will result in a $3.6 million reduction in the net carrying value of amounts due to Corlund Electronics, of which $1.6 million remains to be recognized during the remainder of 2003. The Company expects that the resolution of long outstanding issues with Corlund Electronics will also improve its ability to attract a senior lender.

         Management believes that these actions and plans have, and can continue to be, effectively implemented, resulting in increased revenue, reduced cost structures and improved operating efficiencies, as well as a reduction in liabilities. If the Company is successful in implementing these plans, management believes that the cash requirements needed to support the Company's operations will be satisfied through 2003. However, there can be no assurance that management will be successful in the implementation of its plans.

3.       DEBT MODIFICATIONS

      2002 SECURED CONVERTIBLE PROMISSORY NOTES

         During 2002, the Company issued $4,365,000 in principal amount of senior secured convertible promissory notes due in 2005 to nineteen accredited investors in exchange for $2,137,500 cash (before commissions and expenses totaling $252,460) from seventeen of the investors representing new debt, and the cancellation of existing debt in the form of $2,227,500 in the principal balance of other outstanding promissory notes due to two investors, including $2,115,000 due to Dolphin Offshore Partners, L.P., a beneficial owner of more than 5% of the Company's outstanding shares of common stock ("Dolphin"). The

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2003
                                   (UNAUDITED)


Company granted the holders of the 2002 notes a continuing security interest in all of the Company's inventory. The Company entered into a modification agreement, with the holders of the 2002 notes effective March 1, 2003. Pursuant to the modification agreement the Company issued amended and restated replacement notes ("2003 replacement notes") and amended and restated warrants to purchase the Company's common stock ("2003 restructuring warrants").

         The 2002 notes initially bore interest at 6% per annum. However, the 2002 notes provided that if the market price, which is the average of the three lowest volume weighted average prices of the Company's common stock during 25 trading days, was below the conversion price floor, which was $0.10 as of the date of modification, then the interest rate on the 2002 notes would increase to 16% per annum until the market price exceeded the conversion price floor by 20% for 20 consecutive trading days. Under the terms of the modification agreement, the Company was relieved from the adverse effects of this provision, and the 2003 replacement notes do not have such a provision.

         The principal balances of the 2002 notes were convertible into common stock at any time at the option of the holders. The initial conversion price of the 2002 notes was $0.44064. However, the 2002 notes also provided for an alternate conversion price equal to the market price multiplied by the discount percentage of 85% (subject to a market price ceiling equal to the initial conversion price of $0.44064 and a conversion price floor of $0.10 per share), and subject to anti-dilution adjustments in connection with future offerings of common stock or securities that are exercisable for or convertible into shares of common stock at a price per share below the then conversion price of the 2002 notes. As of February 28, 2003, the potential dilutive effect of the conversion provisions of the 2002 notes represented 43,450,000 shares of the Company's common stock. The 2003 replacement notes issued pursuant to the modification agreement are not convertible.

         The 2002 notes provided that if the market price of the Company's common stock was below the conversion price floor for 90 consecutive days, then the 2002 note investors could require the Company to repay the outstanding principal balance of the 2002 notes plus accrued but unpaid interest upon 90 days notice. The 2002 note investors could have also required the Company to redeem the notes at a substantial premium under some circumstances, which circumstances included the Company's failure to timely register the shares of common stock issuable upon conversion of the 2002 notes and upon exercise of the related investor warrants, the occurrence of a major transaction or the occurrence of a triggering event as defined in the 2002 notes. The 2003 replacement notes do not have such a provision.

         The 2002 notes were accompanied by immediately vested and exercisable five-year warrants ("2002 note warrants") to purchase up to an aggregate of 7,429,543 shares of common stock at an initial exercise price of $0.44064 per share. The exercise price and the number of shares of common stock underlying the investor warrants are subject to anti-dilution adjustments in connection with mergers, acquisitions, stock splits, dividends and the like and in connection with future offerings of common stock or securities that are exercisable for or convertible into shares of common stock at a price per share below the then exercise price. During the first year after their issuance, the warrants were exercisable for cash. After that date and through their expiration, the warrants are exercisable either for cash or through a reduction in the shares received upon exercise under a cashless exercise provision. The Company ascribed an estimated fair value of the 2002 note warrants in the aggregate amount of $1,149,645 based on a Black Scholes valuation model and, accordingly, discounted the balance of the 2002 notes as of the date of issuance, which discount the Company is recognizing as additional interest expense from the date of issuance to the maturity date. As of March 1, 2003, the effective date of the modification agreement, the unamortized value of the 2002 note warrants was $755,693, which is being amortized over the 36-month term of the 2003 replacement notes. For the six months ended June 30, 2003, the Company amortized $147,875 of this discount to interest expense.

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2003
                                   (UNAUDITED)


         Effective March 1, 2003, the Company entered into a modification agreement with holders of the 2002 notes held by SDS Merchant Fund, L.P., Dolphin and seventeen others. Pursuant to the modification agreement the Company issued 2003 replacement notes representing unpaid principal and accrued interest through June 30, 2003. The 2003 replacement notes bear interest at 9% per annum commencing March 1, 2003. Interest payments will be paid quarterly in arrears commencing September 30, 2003. Principal payments will be paid quarterly on February 15, May 15, August 15 and November 15 in each year commencing on August 15, 2003. The amount of the quarterly principal payments will be 10% of the then outstanding principal balance for the 2002 notes, with the exception of the Dolphin note, which will be 5% of the then outstanding principal balance. All unpaid principal and accrued interest will be due and payable at maturity on March 1, 2006. Cross-default provisions apply to secured debt only, and any indebtedness to Corlund Electronics or its successors is excluded. The 2003 replacement notes are not convertible. All outstanding 2002 note warrants to purchase our common stock held by the 2002 noteholders have been amended to provide for a fixed exercise price equal to the then current exercise price of $0.44064. In addition, for each $1 of principal and accrued interest outstanding on February 28, 2003, the holder received 3.5 shares of the Company's common stock aggregating 15,678,662 shares of common stock with a fair market value of $1,411,080. The shares of common stock issued in connection with the issuance of the 2003 replacement notes, including the shares of common stock underlying the 2003 restructuring warrants, carry piggy back registration rights. The March 1, 2002 investors in the 2002 notes will be treated PARI PASSU with the January 23, 2002 investors as to security for the repayment of the 2003 replacement notes, which security consists of the Company's inventory. The holders agreed to waive any and all defaults in connection with the replaced 2002 notes.

         Based on Emerging Issues Task Force Issue No. 96-19, the Company is recording the 2003 replacement notes as a modification of debt for accounting purposes. The fair market value of $1,411,080 ascribed to the 15,678,662 shares of common stock pursuant to the modification agreement discounted the balance of the 2003 replacement notes as of the date of issuance, and is being amortized from the date of issuance to the maturity date. For the six months ended June 30, 2003, the Company amortized $156,788 of the $1,411,080 fair market value to interest expense.

         Based on Emerging Issues Task Force Issue No. 00-27, the conversion feature of the 2002 notes normally is characterized as a beneficial conversion feature. The aggregate value ascribed to the beneficial conversion feature of the 2002 notes of $1,291,206 was being amortized from the date of issuance of the 2002 notes to their maturity date. As of March 1, 2003, the effective date of the modification agreement, the unamortized balance of the beneficial conversion feature of the 2002 notes was $845,705. Since, based on Emerging Issues Task Force Issue No. 96-19, the Company recorded the 2003 replacement notes as a modification for accounting purposes, the unamortized balance of the beneficial conversion feature of the 2002 notes is being amortized to interest expense over the 36-month term of 2003 replacement notes. For the six months ended June 30, 2003, the Company amortized an aggregate of $165,962 of the total $845,705 to interest expense.

         Debt offering costs of $2,232,113 attributed to the 2002 notes were to be recognized as additional interest expense over the life of those notes. As of March 1, 2003, the effective date of the modification agreement, the unamortized balance of the debt offering costs attributed to the 2002 notes was $916,068. Since the Company recorded the 2003 replacement notes as a modification of debt for accounting purposes, the unamortized balance of the debt offering costs attributed to the 2002 notes is being amortized to interest expense over the 36-month term of the 2003 replacement notes. For the six months ended June 30, 2003, the Company amortized an aggregate of $190,087 of the total $916,068 to interest expense.

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2003
                                   (UNAUDITED)


         The modification agreements the Company entered into in connection with the 2002 replacement notes include extensive customary representations, warranties and covenants. If the Company breaches its representations, warranties or covenants or defaults under the 2003 replacement notes for any other reason, the holders of the 2003 replacement notes could, among other things, require the Company to pay penalties, require the Company to repay the 2003 replacement notes and/or foreclose upon their security interest in the Company's inventory.

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

         Also, the notes became fully transferable. The shares of common stock underlying the notes and the warrants bear piggyback registration rights. The conversion feature of the notes, which expired March 31, 2002, is normally characterized as a beneficial conversion feature. The Company determined the value of the beneficial conversion feature of the notes to be $61,611. Accordingly, the Company discounted the subordinated unsecured promissory notes balance as of the date of the extension and amortized the discount amount aggregating $96,896 from the extension date to the extended maturity date of January 2, 2003.

         Effective March 31, 2003, the Company entered into a note modification agreement with the holders of the 8% notes. The modified notes represent unpaid principal and accrued interest through June 30, 2003 and bear interest at 10% per annum. Interest payments will be due quarterly in arrears commencing September 30, 2003. Principal payments are due in 18 equal monthly installments on the 15th of each month commencing on July 15, 2003. In addition, for each $1 of principal and accrued interest as of March 31, 2003, the holder received 1.5 shares of the Company's common stock, aggregating 384,375 shares of common stock with a fair market value of $30,750, which fair market value is being amortized from the date of issuance of the modified notes to the maturity date. For the three and six months ended June 30, 2003, the Company amortized $4,373 of the total $30,750 to interest expense.

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2003
                                   (UNAUDITED)


4.       INVENTORIES

         Inventories consist of the following:

                                                                 June 30, 2003
                                                                ----------------

         Raw materials                                          $    4,714,488
         Work-in-process                                               656,798
         Finished goods                                              1,730,889
                                                                ----------------
                                                                $    7,102,175
                                                                ================
5.       COMMITMENTS

MOTOROLA SUNRISE SERIES(TM) AGREEMENT

         On December 29, 2000, the Company entered into a Manufacturing License and Distribution Agreement ("Motorola Agreement"), with Motorola, Inc., through Motorola's Multiservice Networks Division. Under the terms of the Motorola Agreement, the Company obtained from Motorola a ten-year non-exclusive license to manufacture, market and further develop a series of Motorola commercial-grade analog and digital data transmission and network access products. The Company has chosen to distribute these products under the name Sunrise Series(TM) through a worldwide network of certified resellers, system integrators, partners, original equipment manufacturers and other distribution channels, many of whom are part of a worldwide distribution network developed by Motorola in connection with sales of its products, including the commercial-grade analog and digital transmission and network access products that were licensed to the Company through the Motorola Agreement. As of June 30, 2003, the Company had fulfilled its obligations under the terms of the Motorola Agreement. Concurrent with the entering into the Motorola Agreement, the Company entered in the Manufacturing Agreement with Corlund Electronics described below under the heading "Corlund Electronics Agreement" to facilitate the manufacture of certain of the products covered by the Motorola Agreement.

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

         From the beginning of the Company's relationship with Corlund Electronics under the Corlund Electronics Agreement, Corlund Electronics experienced significant difficulties in producing the Sunrise Series(TM) products in a timely fashion, which caused the Company to lose orders and customers. In June 2001, Corlund Electronics unilaterally increased the prices of the products under the Manufacturing Agreement by an aggregate of approximately 46% over the prices originally represented by Corlund Electronics, and made the increase retroactive to the beginning of the contract. Faced with the loss of everything it had obligated itself for under the Motorola Agreement, the Company acquiesced to the price increases and other concessions dictated by Corlund Electronics. Corlund Electronics continually represented improvements in pricing and delivery, which never materialized in any material degree. In February 2003, Corlund Electronics informed the Company that it was unable to meet its product delivery commitments and was unable to provide a date when it could make new delivery commitments. At that time the Corlund Electronics Agreement was effectively terminated.

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2003
                                   (UNAUDITED)


         The Corlund Electronics Agreement provided that if Corlund Electronics purchased or ordered component parts in order to meet the Company's forecast for Sunrise Series(TM) products, the Company was required to purchase the unused and excess portion of those parts from Corlund Electronics upon request if (i) the Company failed to purchase Sunrise Series(TM) products in accordance with its forecast(s), and (ii) Corlund Electronics could not reasonably return, cancel the order, or otherwise use the component parts. The Corlund Electronics Agreement also provided that if the Company canceled all or a portion of a purchase order for Sunrise Series(TM) products that became obsolete and unusable for any other purpose other than as originally contemplated by the cancelled purchase order, then the Company was required to purchase all of Corlund Electronics' inventory related to the obsolete products, including finished goods, work-in-process and component parts. Through February 2003, the Company had purchased all of the Sunrise Series(TM) products in accordance with its forecasts, as amended, that Corlund Electronics was able to produce, and had not cancelled any purchase orders for obsolete products. Accordingly, the Company had no inventory repurchase obligation under the Corlund Electronics Agreement. However, in an attempt to preserve the relationship with Corlund Electronics, the Company agreed to repurchase $2.7 million of Corlund Electronics' surplus inventory relating to the Sunrise Series(TM) products, with the understanding that Corlund Electronics would also appropriately resolve product pricing differences and various other long outstanding issues, which Corlund Electronics ultimately never addressed. The legal action filed by the Company in February 2003 sought to rescind these transactions (see Note 6 - Corlund Electronics Litigation).

         In September 2001, the Company entered into an arrangement with Corlund Electronics regarding the assignment of accounts receivable to Corlund Electronics, the collection of those accounts receivable and the grant of security interests in those accounts receivable. Under this arrangement, Corlund Electronics gave the Company immediate credit for the assigned receivables against amounts owed for product purchases, the same as if the payment had been made in cash. Although under this arrangement the assignment of the accounts receivable was with recourse, there were no material repurchases of assigned accounts. During 2002, the Company granted to Corlund Electronics a continuing security interest in certain of the Company's assets as an inducement to Corlund Electronics to continue this arrangement. The Company believes that at June 30, 2003, approximately $82,000 of accounts receivable that the Company had assigned to Corlund Electronics had not been collected; however, Corlund Electronics has not disclosed the collections it has made since December 2002.

         In connection with the August 31, 2002 amendment to the Corlund Electronics Agreement, the Company issued to Corlund Electronics a three-year warrant to purchase up to 600,000 shares of common stock at an exercise price of $0.14 per share. In addition, on August 30, 2002, the Company executed a repayment agreement in the principal amount of $1.2 million. This obligation bears interest at the rate of 9.0% per annum and is repayable in thirteen installments, with the first installment of $60,000 due on November 30, 2002 and the remaining balance of principal and interest due in twelve equal monthly installments of approximately $104,000 on the last day of each calendar month beginning February 28, 2003. No payments were made during 2003 pending the outcome of the Corlund Electronics litigation (see Note 6 - Corlund Electronics Litigation).

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2003
                                   (UNAUDITED)


         The Company determined that there was substantial doubt as to the ability or intent of Corlund Electronics to perform its obligation under the agreement or to appropriately resolve pricing differences. As a result, the Company filed a legal action against Corlund Electronics in February 2003. In June 2003, the Company settled the litigation (see Note 6 - Corlund Electronics Litigation).

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

ARMANI LITIGATION

         On August 2, 2002, Michael A. Armani filed an action against the Company, Michael Taglich and David Stone in the Superior Court of California, County of Orange Central Justice Center (Case No. 02CC12884). Mr. Armani is a former executive officer and former director of the Company. Mr. Taglich is the Chairman of the Board and a director of the Company, and Mr. Stone is the Company's President and Chief Financial Officer. The complaint alleges breach of contract, fraud and deceit, interference with contractual relationship and prospective advantage and inducing breach of contract. Mr. Armani seeks general damages of at least $450,000 and punitive and exemplary damages in excess of $15,000,000. The complaint relates to the terms and effectiveness of documentation relating to his September 2000 separation from employment with the Company. The complaint also relates to compensation he claims is due for services he allegedly rendered to the Company following his separation. The Company believes Mr. Armani's claims are without merit because, among other factors, Mr. Armani alleged the existence of contracts that did not exist between the Company and himself, Mr. Armani admitted in the complaint that he failed to execute proposed separation documentation prior to the explicit expiration date of the offer described in the documentation, and in anticipation of execution of the documentation, the Company paid all of the amounts that Mr. Armani was to have received under that proposed separation arrangement. Mr. Armani's complaint has been answered by all defendants, and the Company filed a cross-complaint to recover approximately $212,000 of the Company's funds that Mr. Armani loaned to himself for his own personal benefit without prior approval or authorization of the Company's board of directors while he was an executive officer and director of the Company. All defendants have timely made substantial discovery requests, and Mr. Armani has failed to timely respond to any of the discovery requests or to appear for his deposition and has not made any objections to discovery requests by defendants. Further, Mr. Armani failed to provide notice to defendants of the trial date as ordered by the court. Mr. Armani attempted to take five depositions, all of which defendants have objected to for lack of timely or proper notice. Mr. Armani has offered to fully respond to discovery if defendants will allow him to do certain discovery. Defendants are engaging the required "meet and confer" process on these discovery disputes, and if a reasonable resolution cannot be reached, defendants plan to make a motion to compel Mr. Armani's response to discovery or, in the alternative, dismissal of his complaint.

CORLUND ELECTRONICS LITIGATION

         On February 21, 2003 the Company filed an action against Comtel Electronics, Inc. (Corlund Electronics) in the Superior Court of California, County of Orange Central Justice Center (Case No. 03CC03611). The complaint sought (a) relief based upon rescission of the Corlund Electronics Agreement (See Note 5 - Corlund Electronics Agreement) including all amendments, assignments and other agreements related thereto, (b) fraud, (c) breach of

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2003
                                   (UNAUDITED)

contract, and (d) payment for goods sold and delivered at an agreed price. The Company sought damages of (a) approximately $5,000,000 in charges for the manufacture of Sunrise products in excess of the prices agreed to when the Company entered into the Corlund Electronics Agreement, (b) approximately $12,000,000 in profits on customers and contracts lost due to Corlund Electronics' failure to deliver products per schedule, and (c) approximately $1,300,000 for inventories sold and delivered to Corlund Electronics', which it has failed to pay for. On April 7, 2003, Corlund Electronics answered the complaint with a general denial of all allegations and filed a cross complaint. In addition to the amounts that the Company has recorded for transactions with Corlund Electronics, the Corlund Electronics cross complaint sought to recover approximately $900,000 as an aggregate of (a) interest on late payments, excess inventory carrying charges, and minimum order shortfall charges, none of which had been submitted to the Company prior to filing the cross complaint, (b) $200,000 for excess raw material allegedly purchased but never delivered to the Company and (c) approximately $1.7 million for raw material and work in process inventory never delivered to the Company.

          On June 20, 2003, the Company entered into a Settlement Agreement and Mutual Release, effective June 6, 2003, with Comtel Electronics, Inc. dba Corlund Electronics - Tustin and Corlund Electronics Corporation dba Corlund Electronics - Camarillo (collectively "Corlund"). Under the agreement, the Company paid $500,000 to Corlund on June 20, 2003, made a prepayment of $250,000 on June 30, 2003, which was due on or before July 21, 2003, and agreed to pay an additional $250,000 on or before August 20, 2003. There is a seven day grace period for such payments to be deemed timely. On or before November 13, 2003, the Company is obligated to pay to Corlund an additional sum based on a reconciliation of accounts receivable amounts received by both parties, not to exceed $912,335.

         As part of the settlement agreement, the Company has stipulated to a judgment in the amount of $5.2 million, which is $313,323 less than the net carrying value of the amounts recorded by the Company as due to Corlund. The $5.2 million stipulated judgment has been deemed satisfied by one-third upon the payment of the initial $500,000 at close, by one-sixth for the $250,000 prepayment on June 30, 2003 of the installment due on July 21, 2003, and shall be further satisfied by one-sixth upon payment of the $250,000 payment due on August 20, 2003 and by one-third for the final payment. In order to make the initial $500,000 payment at close, the Company obtained a short-term bridge loan from Michael Taglich, Chairman of the Board, in the amount of $50,000, and from Dolphin in the amount of $250,000, which were repaid by June 30, 2003 with interest aggregating $6,500.

         The total benefit of the settlement to the Company will be no less than $3.6 million, which represents the difference between the carrying value of the net amounts due to Corlund by the Company and the maximum payable under the settlement of $1.9 million, which is reduced by $43,393 in costs of securing the settlement including legal fees, accelerated sales discounts and interest on a bridge loan to obtain the funds necessary to meet the terms of the settlement agreement. The benefit of the settlement will be recognized in accordance with Statement of Financial Accounting Standards No. 5 "Accounting for Contingencies", and has been allocated first to the overpricing of inventory purchased from Corlund aggregating $479,392 and the remaining balance is being recorded as a gain on debt extinguishment, net of costs.

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2003
                                   (UNAUDITED)


         During the three and six months ended June 30, 2003, the Company recognized a gain from the settlement aggregating $1.9 million, which represents the difference between the carrying value of the net liability owed to Corlund and the stipulated judgment, the first one-third and the second one-sixth of the satisfaction of judgment. Of that amount, $479,392 reduced the carrying amount of inventory for overpricing, and the remaining balance of $1.5 million has been recorded as a gain on extinguishment of debt, net of costs. At June 30, 2003, the remaining $1.6 million of the benefit of the settlement is recorded in the accompanying balance sheet as a deferred gain on Corlund settlement.

7.        STOCK ISSUED FOR SERVICES

          In February 2003, the Company issued an aggregate of 1,877,575 shares of common stock, with a fair market value of $140,818, as a bonus to seven employees which was accrued at December 31, 2002.

          On February 14, 2003, the board of directors approved the issuance of shares of common stock at a rate of $0.075 per share, which was the fair market value, to all directors in lieu of payment to them of certain amounts accrued and outstanding under the directors' compensation plan adopted in May 2002. An aggregate of 637,666 shares of common stock was issued to non-employee directors Michael Taglich, Bradley Jacobs and Robert Schroeder in lieu of payment to them of an aggregate of $47,825 in outstanding compensation.

8.       REVENUES BY GEOGRAPHIC LOCATION

         The following sets forth a summary of the Company's revenues attributed to its country of domicile and to all foreign countries in total, and revenues attributable to each individual foreign country from which the Company derived material revenues:


                                             Six months ended   Six months ended
                                              June 30, 2003      June 30, 2002
                                              -------------      -------------

       United States                             $3,669,270        $3,427,028
                                                 ----------        ----------

       Foreign countries:
               Canada                               538,204           836,847
               France                               173,708           881,827
               Germany                              219,497           840,387
               All other foreign countries        1,127,825         2,145,041
                                                 ----------        ----------

       Total Foreign                              2,059,234         4,704,102
                                                 ----------        ----------

       Total United States and Foreign           $5,728,505        $8,131,130
                                                 ==========        ==========

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2003
                                   (UNAUDITED)


         The following sets forth a summary of the Company's revenue attributed to the geographic regions by which the Company manages its marketing and sales activity:

                                             Six months ended   Six months ended
                                              June 30, 2003      June 30, 2002
                                              -------------      -------------
     North America, including United
            States, Canada and Puerto Rico      $4,220,670         $4,263,875
     Western, Central, Eastern Europe,
          Middle East and Africa                 1,329,976          2,694,049
     Asia Pacific, including mainland
         China, Australia, New Zealand
          and India                                151,643            961,614
     Latin and Central America,
         Mexico and the Caribbean                   26,211            211,592
                                                ----------         ----------

     Total                                      $5,728,505         $8,131,130
                                                ==========         ==========

Net sales by geographic area have been reported based on the financial information that was used to produce the Company's financial statements and have been determined based on the country of domicile of the customer to which the revenue is attributed.

9.       STOCK BASED COMPENSATION

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for grants of employee stock option plans, unless the exercise price of options granted is less than fair market value on the date of grant. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FASB 123"), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Additionally, non-employee stock options are accounted for under FASB 123.

         If the Company had elected the fair value method of accounting for stock-based compensation, compensation cost would be accrued at the estimated fair value of all stock option grants over the service period, regardless of later changes in stock prices and price volatility. The fair value at date of grant for options granted during the six months ended June 30, 2002 has been estimated based on a modified Black-Scholes valuation model with the following assumptions: no dividend yield; expected volatility of 73.9% to 116.83% based on historical results; risk-free interest rate of 4.20% to 4.29%; and average expected lives of 5 years. The fair value at date of grant for options granted during the three months ended June 30, 2002 has been estimated based on a modified Black-Scholes valuation model with the following assumptions: no dividend yield; expected volatility of 73.90% based on historical results; risk-free interest rate of 4.20% to 4.29%; and average expected lives of 5 years.

         The weighted average fair value of the options granted during the three and six months ended June 30, 2002 was $0.07 and $0.09 per share, respectively.

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2003
                                   (UNAUDITED)

         The following table sets forth the net loss and loss per share amounts for the periods presented as if the Company had elected the fair value method of accounting for employee stock options.

                                                    THREE MONTHS    THREE MONTHS    SIX MONTHS     SIX MONTHS
                                                        ENDED           ENDED          ENDED          ENDED
                                                    JUNE 30, 2003   JUNE 30, 2002  JUNE 30, 2003  JUNE 30, 2002
                                                    -------------   -------------  -------------  -------------
       NET INCOME (LOSS)
          As reported                               $  1,145,998    $   (884,941)  $    283,755   $   (911,858)
           Deduct: Total stock-based employee
           compensation expense determined under
           fair value based method for all awards             --        (134,607)            --       (179,566)
                                                    -------------   -------------  -------------  -------------
             Pro forma                              $  1,145,998    $ (1,019,548)  $    283,755   $ (1,091,424)
                                                    =============   =============  =============  =============

       BASIC AND DILUTED LOSS PER SHARE
          As reported                               $       0.03    $      (0.03)  $       0.01   $      (0.03)
                                                    =============   =============  =============  =============
          Pro forma                                 $       0.03    $      (0.04)  $       0.01   $      (0.04)
                                                    =============   =============  =============  =============

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

         There were 52,000 warrants that were forfeited during the six months ended June 30, 2003. However, there were no changes in the number of outstanding options during the three and six months ended June 30, 2003.

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

         This product organization and our results of operations discussed below reflect the addition to our product mix during 2001 of the Sunrise SeriesTM commercial grade analog and digital data transmission and network access products that we produce under the license we obtained from Motorola in December 2000, as well as our divestiture of the assets of our Traffic Management Systems Division effective as of August 31, 2001 and our completion during 2000 of the AMR project that had produced the majority of our revenues in 1999.

         During the six months ended June 30, 2003, our total revenues were $5.7 million, of which $3.7 million, or 64.8%, was attributable to data transmission and network access products, $1.5 million, or 26.6%, was attributable to industrial grade modem products and $497,000, or 8.7%, was attributable to wireless products.

         During the six months ended June 30, 2002, our total revenues were $8.1 million, of which $6.0 million, or 74.5%, was attributable to data transmission and network access products and $2.1 million, or 25.5%, was attributable to industrial grade modem and wireless products.

         We derived a significant portion of our revenues during the year ended 2002 and the six months ended June 30, 2003 from sales to customers and distributors located outside of the United States. Our foreign sales primarily were in Canada and Europe. We anticipate that foreign sales will account for a significant portion of our revenues during 2003 and that sales of our industrial grade modem products and our wireless products will increase as a percentage of our total revenues in the future. Revenues are recorded when products are shipped if shipped FOB shipping point or when received by the customer if shipped FOB destination.

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

         As of June 30, 2003 and 2002, our estimated provisions for future sales returns and other allowances relating to revenue recorded through those dates were $17,000 and $42,700, respectively. Total charges to sales returns and other allowances amounted to zero dollars and $13,000 in the six months ended June 30, 2003 and 2002, respectively.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS. Our management estimates the uncollectability of our accounts receivable for losses that may result from the inability of our customers to make required payments. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If our customers' financial condition deteriorates such that it impairs their ability to make payments to us, additional allowances may be required. As of June 30, 2003 and 2002, our accounts receivable balances were $1.7 million and $2.5 million, respectively, net of our estimated allowances for doubtful accounts of $331,000 and $309,000. The total expense for doubtful accounts amounted to zero dollars in the six months ended June 30, 2003 and 2002, excluding the $139,000 provision for related party debt in 2002.

         RESERVES FOR OBSOLETE INVENTORY. Our management estimates the degree to which our inventory will become obsolete or unmarketable in the future. Management analyzes current technological changes and advances, economic trends, our customers' expected needs, quantities of inventory on hand, and historical inventory turnover when evaluating inventory for obsolescence or unmarketability. We then write down our inventory by an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. As of June 30, 2003 and 2002, our inventories totaled $7.1 and $6.5 million, respectively, net of our estimated provisions for obsolescence and unmarketability write-downs of zero dollars and $400,000, respectively. The total expense for scrap and obsolescence amounted to zero dollars in the six months ended June 30, 2003 and 2002, respectively.

         RESERVES FOR WARRANTIES. Our products generally are covered by warranties for periods ranging up to two years. Management estimates the cost of product warranties and records that cost at the time we recognize revenue. Our warranty reserve represents our best estimate of the amounts necessary to cover the costs of future and existing claims on products sold as of the balance sheet date. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, warranty claim activity, materials usage and service delivery costs incurred in correcting a product failure. With regard to our Sunrise SeriesTM products, our management has relied on the best available information from Motorola and our own historical information gathered during and since the first quarter of 2001 for an analysis of historical returns. Should actual product failure rates, warranty claim activity, material usage or service delivery costs differ from our estimates, revisions to the reserve for warranties would be required, which would result in an adjustment to our gross profit. As of June 30, 2003 and 2002, we estimated the future costs of warranty obligations relating to revenue recognized through those dates to be $37,500.

         VALUATION OF DEBT OBLIGATIONS. We are required to disclose the fair value of each of our financial instruments, which is the amount for which the instrument could be exchanged in a current transaction between willing parties. Our financial instruments include debt obligations that are convertible into common stock and/or are issued with other rights to acquire our common stock. In determining the fair value of these debt obligations, we value all rights to acquire common stock and record that value as a discount to the debt obligation and as an increase in the carrying value of our common stock. The result is that the net carrying value of the debt obligation is less than the amount than the amount that will ultimately be paid.

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

         We amortize the amount of discount to a debt obligation as interest expense over the life of the debt obligation. During the six months ended June 30, 2003, we charged approximately $475,000 of this valuation discount to interest expense. This procedure is intended to result in a net carrying value of those debt obligations that approximates fair value because the resulting effective interest rates approximate the market rates currently available to us. Since this procedure results in a carrying value that is substantially less than the face amount of the debt obligation, we disclosed the face amounts of the debt obligations parenthetically on the face of our consolidated financial statements and in the accompanying footnotes.

         ACCOUNTS RECEIVABLE ASSIGNMENT ARRANGEMENT. During 2002, we discharged a substantial portion of our obligation that resulted from purchases of Sunrise SeriesTM products from Corlund Electronics, Inc. by assigning, with full recourse, certain of our accounts receivable to Corlund Electronics. In turn, Corlund Electronics granted a security in the assigned accounts receivable to its commercial lender, UPS Capital Corporation, or UPS. After the assignment, we continued to be responsible for serving the accounts and we participated in the collection activity of the assigned receivables. This arrangement was designed to facilitate our continued acquisition of product from Corlund Electronics and was an additional source of liquidity for us in the absence of a traditional credit facility with a financial institution.

         Under our original informal accounts receivable assignment arrangement with Corlund Electronics, upon assignment, the accounts receivable and the corresponding obligation were removed from our balance sheet. However, in August 2002, we entered into a formal amendment to our manufacturing agreement which provided that subject to restrictions or limitations imposed by Corlund Electronics' secured lender, we had the right during the remainder of the term of the manufacturing agreement to pay any invoice remaining unpaid for more than 60 days by assigning to Corlund Electronics our current, collectible accounts receivable, which would be applied to amounts due to Corlund Electronics upon collection by Corlund Electronics. Based on the terms of the August 2002 amendment, the assigned accounts receivables and the corresponding accounts payable obligations were presented on our balance sheet at their gross amounts until collection of the accounts receivable.

         Through January 2003, we continued to satisfy our obligation for product purchases from Corlund Electronics by further assignments to Corlund Electronics of certain of our accounts receivable. In February 2003, our relationship with Corlund Electronics terminated, and we commenced litigation against Corlund Electronics to recind our various agreements, including our assignment arrangement and the assignments made under that arrangement. In April 2003, Corlund Electronics also filed a cross complaint against us. On June 20, 2003, we entered into a settlement agreement and mutual release, effective June 6, 2003, as described in note 6 to the condensed consolidated financial statements included in this report.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

         The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                     Three months ended June 30,
                                                        2003           2002
                                                    ------------   ------------
Net sales.......................................         100.0%        100.0%
Cost of sales...................................         (62.2)        (70.2)
                                                    ------------   ------------

Gross profit....................................          37.8           29.8
Operating expenses:
     Selling, general and administrative........         (24.1)         (32.2)
     Engineering and product development........          (9.0)         (10.7)
       Gain on debt extinguishment..............          43.8            1.0

Income (loss) from operations...................          48.6          (12.0)

Interest expense................................         (14.5)         (11.6)
Gain on sale of assets..........................            --            0.9
Income taxes....................................            --             --
                                                    ------------   ------------

Net income (loss)...............................          34.0%         (22.7)%
                                                    ============   ============

         NET SALES. Net sales for the three months ended June 30, 2003 were $3.4 million as compared to $3.9 million for the three months ended June 30, 2002, a decrease of $522,000 or approximately 13.4%. The decrease in net sales primarily was a result of decreased sales of our Sunrise Series(TM) products under the license we obtained from Motorola in December 2000. Sales of our Sunrise Series(TM) products totaled $2.0 million during the three months ended June 30, 2003 as compared to $2.7 million during the three months ended June 30, 2002, a decrease of $703,000. Our management believes the decrease in Sunrise Series(TM) products primarily was a result of the residual effects of the war in Iraq and weak demand due to the overall economic environment. The Sunrise Series(TM) product line was especially susceptible to the effects of the war because most of the sales of this product line come from international markets. The decrease in sales of the Sunrise Series(TM) product line was partially offset by $310,000 of sales of our newly introduced automatic meter reading products. Sales backlog has increased beginning in March 2003, therefore, management believes that revenue will improve in subsequent quarters during 2003.

         COST OF SALES. Cost of sales for the three months ended June 30, 2003 was $2.1 million as compared to $2.7 million for the three months ended June 30, 2002, a decrease of $635,000 or 23.3%. Cost of sales decreased as a percentage of sales from 70.2% for the three months ended June 30, 2002 to 62.2% for the three months ended June 30, 2003. The decrease in cost of sales resulted partially from the decrease in the volume of sales. Further, during the three months ended June 30, 2003, the Company began receiving deliveries of its Sunrise Series(TM) products from replacement contract manufacturers selected to replace Corlund Electronics. The prices of these products met our original expectations under the agreement with Corlund Electronics, the quality was comparable, and the deliveries were timely. There were no direct royalties expensed during the three months ended June 30, 2003 due to the termination of royalties due under the Motorola agreement as compared to $39,000 during the three months ended June 30, 2002. In addition, during the three months ended June 30, 2003, manufacturing overhead was $418,000 as compared to $466,000 during the three months ended June 30, 2002, a decrease of $49,000 or 10.4%. Our management believes that the current amount of manufacturing overhead and cost of sales will remain relatively stable for the remainder of 2003.

         GROSS PROFIT. Gross profit increased by $113,000, or 9.8%, to $1.3 million for the three months ended June 30, 2003 as compared to $1.2 million for the three months ended June 30, 2002. Gross profit increased as a percentage of net sales to 37.8% for the three months ended June 30, 2003 as compared to 29.8% for the three months ended June 30, 2002. The increase in gross profit and gross margin primarily was due to lower pricing of our Sunrise Series(TM) products from replacement contract manufacturers selected to replace Corlund Electronics and the decrease in pricing as a result of the settlement of the Corlund Electronics.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $442,000, or 35.3%, to $811,000 for the three months ended June 30, 2003 as compared to $1.3 million for the three months ended June 30, 2002, and decreased as a percentage of net sales to 24.1% for the three months ended June 30, 2003 from 32.2% for the three months ended June 30, 2002. The decrease in these expenses resulted from a $148,000 decrease in legal and accounting professional fees as a result of better management of professional resources which fees we anticipate will stabilize at their current level for the foreseeable future, a $133,000 decrease in bad debt expense to write off the then remaining note balance due from Michael Armani, former President and former Chairman of the board, a $43,000 decrease in salaries and wages and the associated costs, which decrease primarily was due to a reduction in headcount and a flattening of the organization, a $18,000 decrease in amortization relating to the Sierra Digital and Racon intangibles which were written off at December 31, 2002 and a $13,000 reduction in the amortization of employee and non-employee option compensation, the majority of which was fully amortized at December 31, 2002.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses decreased by $114,000, or 27.4%, to $302,000 during the three months ended June 30, 2003 from $416,000 during the three months ended June 30, 2002, and increased as a percentage of sales from 10.7% during the three months ended June 30, 2002 to 9.0% during the three months ended June 30, 2003. This decrease in engineering and product development expenses was primarily due to the absence in 2003 of $130,000 in employee and non-employee option compensation which was fully amortized at December 31, 2002. In addition, expenses associated with the eflex division have decreased approximately $28,000 to $69,000 due to the closing of the Florida facility and reassignment of personnel to other administrative functions which expenses we anticipate should stabilize at their current level. These reductions were offset by a $32,000 increase the utilization of outside engineering product contractors associated with the development of our new digital meter reading products. We believe the engineering expenses will continue to approximate the current level for the remainder of 2003.

         GAIN ON EXTINGUISHMENT OF DEBT. Gain on extinguishment of debt increased by $1.4 million to $1.5 million during the three months ended June 30, 2003 from $41,000 during the three months ended June 30, 2002. These gains are primarily attributable to our settlement of the Corlund litigation in June 2003 for less than the net carrying value of our obligations.

         INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations increased by $2.1 million to $1.6 million income for the three months ended June 30, 2003 from a $468,000 loss for the three months ended June 30, 2002. Income (loss) from operations increased as a percentage of net sales from 12.0% for the three months ended June 30, 2002 to 48.6% for the three months ended June 30, 2003. The increase in operating profit and operating margin was primarily due to the gain on extinguishment of debt in 2003 as well as the increases in gross profit and decreases in operating expenses described above.

         INTEREST EXPENSE. Interest expense during the three months ended June 30, 2003 increased by $38,000 or approximately 8.4% to $489,000 or 14.5% of net sales, from $452,000 or 11.6% of net sales during the three months ended June 30, 2002. The increase in interest expense primarily was attributable to the increase in non-cash interest expense related to the amortization of the shares of common stock issued to holders of the 2002 notes and 10% notes when those notes were modified in March 2003.

         INCOME TAXES. Income taxes were nominal in both respective periods because we are in a loss carryforward position for federal income tax purposes. At June 30, 2003, the components of our deferred tax assets and liabilities were comprised primarily of the future tax benefit of our net operating loss carryforwards of approximately $18.2 million. The use of the net operating loss carryforwards could be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of our continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of deferred tax assets is not more likely than not. Accordingly, we recorded valuation allowances equal to the net deferred tax asset amounts as of June 30, 2003 and 2002.

         NET INCOME (LOSS). Net income (loss) for the three months ended June 30, 2003 increased by $2.0 million to net income of $1.1 million, or 34.0% of net sales, as compared to a net loss of $885,000 or 22.7% of net sales for the three months ended June 30, 2002. The increase in net income primarily was due to the $113,000 increase in gross profit, the $1.4 million increase in gain on extinguishment of debt, the $442,000 decrease in selling, general and administrative expenses, and the $114,000 decrease in engineering and product development expenses which was partially offset by a $38,000 increase in interest expense. We expect an improvement in our results of operations in subsequent quarters during 2003 due to anticipated increased revenue as a result of the growth of our backlog since January 2003 and improved gross margins since April 2003.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002.

         The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                       Six months ended June 30,
                                                        2003          2002
                                                    ------------  ------------
Net sales.......................................         100.0%       100.0%
Cost of sales...................................         (66.0)       (68.8)
                                                    ------------  ------------

Gross profit....................................          34.0          31.2
Operating expenses:
     Selling, general and administrative........         (27.7)        (28.9)
     Engineering and product development........         (10.2)        (10.3)
     Gain on debt extinguishment................          25.8           9.3

Income from operations..........................          21.9           1.3

Interest expense................................         (17.0)        (12.9)
Gain on sale of assets..........................            --           0.4
Income taxes....................................            --            --
                                                    ------------  ------------

Net income (loss)...............................           5.0%        (11.2)%
                                                    ============  ============

         NET SALES. Net sales for the six months ended June 30, 2003 were $5.7 million as compared to $8.1 million for the six months ended June 30, 2002, a decrease of $2.4 million or approximately 29.5%. The decrease in net sales primarily was a result of decreased sales of our Sunrise Series(TM) products under the license we obtained from Motorola in December 2000. Sales of our Sunrise Series(TM) products totaled $3.5 million during the six months ended June 30, 2003 as compared to $5.6 million during the six months ended June 30, 2002, a decrease of $2.2 million relating primarily to a reduction of international sales of these products. Our management believes the decrease in Sunrise Series(TM) products primarily was a result of the residual effects of the war in Iraq and weak demand due to the overall economic environment. The Sunrise Series(TM) product line was especially susceptible to the effects of the war because most of the sales of this product line come from international markets. The decrease in sales of the Sunrise Series(TM) product line was partially offset by $310,000 of sales of our newly introduced automatic meter reading products. Sales backlog has increased beginning in March 2003, therefore, management believes that revenue will improve in subsequent quarters during 2003.

         COST OF SALES. Cost of sales for the six months ended June 30, 2003 was $3.8 million as compared to $5.6 million for the six months ended June 30, 2002, a decrease of $1.8 million or 32.4%. Cost of sales decreased as a percentage of sales from 68.8% for the six months ended June 30, 2002 to 66.0% for the six months ended June 30, 2003. The decrease in cost of sales resulted partially from the decrease in the volume of sales. Further, during the three months ended June 30, 2003, the Company began receiving deliveries of its Sunrise Series(TM) products from replacement contract manufacturers selected to replace Corlund Electronics. The prices of these products met our original expectations under the agreement with Corlund Electronics, the quality was comparable, and the deliveries were timely. There were no direct royalties expensed during the six months ended June 30, 2003 due to the termination of royalties due under the Motorola agreement as compared to $89,000 during the six months ended June 30, 2003. In addition, during the six months ended June 30, 2003, manufacturing overhead was $813,000 as compared to $969,000 during the six months ended June 30, 2002, a decrease of $156,000 or 16.1%. Our management believes that the current amount of manufacturing overhead and cost of sales will remain relatively stable for the remainder of 2003.

         GROSS PROFIT. Gross profit decreased by $593,000, or 23.3%, to $1.9 million for the six months ended June 30, 2003 as compared to $2.5 million for the six months ended June 30, 2002. Gross profit increased as a percentage of net sales to 34.0% for the six months ended June 30, 2003 as compared to 31.2% for the six months ended June 30, 2002. The increase in gross profit and gross margin primarily was due to lower pricing of our Sunrise Series(TM) products from replacement contract manufacturers selected to replace Corlund Electronics and the decrease in pricing as a result of the settlement of the Corlund Electronics.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $765,000, or 32.5%, to $1.6 million for the six months ended June 30, 2003 as compared to $2.4 million for the six months ended June 30, 2002, and decreased as a percentage of net sales to 27.7% for the six months ended June 30, 2003 from 28.9% for the six months ended June 30, 2002. The decrease in these expenses resulted from a $290,000 decrease in legal and accounting professional fees as a result of better management of professional resources which fees we anticipate will stabilize at their current level for the foreseeable future, a $169,000 decrease in salaries and wages and the associated costs, which decrease primarily was due to a reduction in headcount and a flattening of the organization, a $133,000 decrease in bad debt expense to write off the then remaining note balance due from Michael Armani, former President and former Chairman of the Board, a $35,000 decrease in amortization relating to the Sierra Digital and Racon intangibles which were written off at December 31, 2002 and a $26,000 reduction in the amortization of employee and non-employee option compensation, the majority of which was fully amortized at December 31, 2002.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses decreased by $255,000, or 30.5%, to $582,000 during the six months ended June 30, 2003 from $837,000 during the six months ended June 30, 2002, and decreased as a percentage of sales from 10.3% during the six months ended June 30, 2002 to 10.2% during the six months ended June 30, 2003. This decrease in engineering and product development expenses was primarily due to the absence in 2003 of $261,000 in employee and non-employee option compensation which was fully amortized at December 31, 2002. In addition, expenses associated with the eflex division have decreased approximately $73,000 to $120,000 due to the closing of the Florida facility and reassignment of personnel to other administrative functions which expenses we anticipate should stabilize at their current level. These reductions were offset by a $68,000 increase in product certification costs and an increase in the utilization of outside engineering product contractors associated with certain new product development. We believe the engineering expenses will continue to approximate the current level for the remainder of 2003.

         GAIN ON EXTINGUISHMENT OF DEBT. Gain on extinguishment of debt increased by $722,000 to $1.5 million during the six months ended June 30, 2003 from $754,000 during the six months ended June 30, 2002. These gains are primarily attributable to our settlement of the Corlund litigation in June 2003 for less than the net carrying value of our obligations.

         INCOME FROM OPERATIONS. Income from operations increased by $1.2 million to $1.3 million for the six months ended June 30, 2003 from $103,000 for the six months ended June 30, 2002. Income from operations increased as a percentage of net sales from 1.3% for the six months ended June 30, 2002 to 21.9% for the six months ended June 30, 2003. The increase in operating profit and operating margin was primarily due to the $1.5 million gain on extinguishment of debt in 2003 relating to the settlement of the Corlund lawsuit as well as the decreases in gross profit and decreases in operating expenses described above.

         INTEREST EXPENSE. Interest expense during the six months ended June 30, 2003 decreased by $81,000 or approximately 7.7% to $968,000 or 16.9% of net sales, from $1.0 million or 12.9% of net sales during the six months ended June 30, 2002. The decrease in interest expense primarily was attributable to the decrease in non-cash interest expense related to the amortization of the beneficial value ascribed to conversion rights, investor warrants and to offering costs.

         INCOME TAXES. Income taxes were nominal in both respective periods because we are in a loss carryforward position for federal income tax purposes. At June 30, 2003, the components of our deferred tax assets and liabilities were comprised primarily of the future tax benefit of our net operating loss carryforwards of approximately $18.2 million. The use of the net operating loss carryforwards could be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of our continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of deferred tax assets is not more likely than not. Accordingly, we recorded valuation allowances equal to the net deferred tax asset amounts as of June 30, 2003 and 2002.

         NET INCOME (LOSS). Net income (loss) for the six months ended June 30, 2003 increased by $1.2 million to net income of $284,000, or 5.0%, of net sales as compared to a net loss of $912,000 or 11.2% of net sales for the six months ended June 30, 2002. The increase in net income primarily was due to the $722,000 increase in gain on extinguishment of debt, the $593,000 decrease in gross profit, $765,000 decrease in selling, general and administrative expenses, and the $255,000 decrease in engineering and product development expenses and a $81,000 decrease in interest expense. We expect an improvement in our results of operations in subsequent quarters due to anticipated increased revenue as a result of the growth of our backlog since January 2003 and improved gross margins since April 2003.

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

         In 2001, our revolving line of credit with Celtic Capital Corporation was terminated. This situation adversely impacted our operations. In the absence of a viable credit facility, we discharged the obligations we incurred in connection with our acquisition of finished goods inventory of our Sunrise SeriesTM products from Corlund Electronics by assigning, with full recourse, certain of our accounts receivable to Corlund Electronics. This arrangement was designed to facilitate the continued acquisition of product from Corlund Electronics and to serve as an additional source of liquidity in the absence of a traditional credit facility with a financial institution. This arrangement continued through January 2003 just prior to when the relationship with Corlund Electronics terminated. We have not yet secured a replacement credit facility.

         As of June 30, 2003, we had working capital of $2.8 million, which reflected a $1.2 million increase in our $1.5 million working capital at June 30, 2002. As of June 30, 2003, we also had an accumulated deficit of $36.6 million, a net bank overdraft of $143,000 and $1.7 million in net accounts receivable. In addition, at that date we had promissory notes in the aggregate amount of $3.2 million (stated net of unamortized valuation discounts of $2.7 million), of which $193,000 was due to related parties.

         Net cash provided by our operating activities amounted to $1.2 million during the six months ended June 30, 2003, which was an increase of $2.6 million from the $1.4 million that we used during the six months ended June 30, 2002. This increase primarily was attributable to changes in our assets and liabilities, which was a function of a decrease in accounts receivable of $609,000, a decrease in accounts payable and accrued expenses of $162,000 and a decrease in inventory of $1.2 million. Net cash provided by our operating activities reflected a $1.5 million gain on debt extinguishment during the six months ended June 30, 2003.

         During 2001, while we were establishing the capacity to manufacture Sunrise SeriesTM products and administer customers' orders and were establishing our marketing network, we experienced a build-up of finished goods inventory of Sunrise SeriesTM products for which there were no then existing orders. We also experienced an increase in the time our customers took to pay our accounts receivable and a corresponding decrease in our accounts receivable turnover, which resulted in a greater than anticipated use of operating cash flows. During 2002, we experienced an additional build-up of our inventory to approximately $2.8 million due principally to timing and forecasting differences. While we made significant progress in stabilizing our product distribution during the fourth quarter of 2001 and during 2002, this additional build-up resulted in a greater use of operating cash flows. During the six months ended June 30, 2003, we were able to decrease our inventories by $1.2 million and we anticipate that we will be able to decrease and our inventories and that inventory turnover and accounts receivable turnover will increase.

         As of July 15, 2003, we had $1.9 million in backlog orders for our products. These orders were due in large part to our Sunrise SeriesTM products. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. The typical duration from receipt of a purchase order or other purchase commitment to shipment of the products ordered to the customer ranges from three to ten weeks depending upon the product mix and the size of the order. However, we cannot assure you that we will be successful in fulfilling such orders and commitments in a timely fashion or that we ultimately will recognize as revenue the amounts reflected as backlog.

         Our backlog as of July 15, 2003 represented approximately seven weeks of sales volume. We anticipate that the backlog of orders for products will be consistent with approximately seven weeks of sales volume, subject to possible seasonal fluctuations and our ability to identify and obtain sufficient sources of working capital.

         Net cash used in financing activities amounted to $1.2 million during the six months ended June 30, 2003. This primarily was attributable to the net repayments of debt in the aggregate amount of $516,000 and the $750,000 payments related to the Corlund settlement.

         Effective March 1, 2003, we entered into modification agreements with the holders of the 2002 secured convertible notes ("2002 notes"). The amended and restated notes ("2003 notes") issued under these modification agreements represent unpaid principal and accrued interest through June 30, 2003, and bear interest at 9% per annum commencing March 1, 2003. Interest payments on the amended and restated notes will be paid quarterly in arrears commencing September 30, 2003. We will make principal payments on these new notes quarterly on February 15, May 15, August 15 and November 15 in each year commencing on August 15, 2003. The amount of the quarterly principal payments will be 10% of the then outstanding principal balance for the holders of the 2003 notes with the exception of Dolphin Offshore Partners, L.P., which will be 5% of the then outstanding principal balance of the Dolphin note. All unpaid principal and accrued interest will be due and payable at maturity on March 1, 2006. Cross-default provisions apply to secured debt only and any indebtedness to Corlund

Electronics or its successors is excluded from the cross default provision. All of the outstanding warrants to purchase our common stock that were issued to the 2002 note holders in connection with the 2002 notes were amended to provide for a fixed exercise price equal to the then current exercise price of $0.44064 per share. In addition, for each $1 of principal and accrued interest outstanding on February 28, 2003, the holder received 3.5 shares of our common stock. The holders of the 2002 notes have been issued 15,678,662 shares of our common stock along with their 2003 notes. The shares of common stock issued in connection with the issuance of the amended and restated notes, including the shares of common stock underlying the modified warrants, carry piggyback registration rights. Under the terms of the modification agreements, the holders of 2003 notes have agreed to waive any and all defaults of the 2002 notes.

       The following table outlines payments due under our significant contractual obligations over the next five years, exclusive of interest:

                                              Payments Due by Period
     Contractual            --------------------------------------------------------------
   Obligations At                        Less than 1    1 - 3        4 - 5       After 5
    June 30, 2003              Total        year        Years        Years        Years
    -------------           ----------   ----------   ----------   ----------   ----------

Long Term Debt              $5,871,836   $2,240,785   $3,631,051   $      --    $      --

Capital Lease Obligations       10,663        5,743        4,920          --           --

Operating Leases               562,643      241,804      320,839          --           --

Unconditional Purchase
Obligations                         --           --           --          --           --
                            ----------   ----------   ----------   ----------   ----------

Total Contractual Cash
Obligations                 $6,445,142   $2,488,332   $3,956,810   $      --    $      --
                            ==========   ==========   ==========   ==========   ==========

         The above table outlines our obligations as of June 30, 2003 and does not reflect the changes in our obligations that occurred after that date.

         Our condensed consolidated financial statements as of and for the quarters ended June 30, 2003 and 2002 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this quarterly report and in Note 2 to our consolidated financial statements, we have suffered recurring losses from operations. These factors, among others, raised substantial doubt about our ability to continue as a going concern and led our independent certified public accountants to include an explanatory paragraph in their report regarding our consolidated financial statements for the year ended December 31, 2002 related to our ability to continue as a going concern. The condensed consolidated financial statements included in this quarterly report do not include any adjustments that might result from the outcome of this uncertainty.

         We believe that our continued operations could be dependent on securing a replacement credit facility and that additional sources of liquidity through debt and/or equity financing will be required to fund our plans for future operations and growth. We believe that securing a replacement credit facility would help us continue to increase our gross margin on our Sunrise SeriesTM products by enabling us to more efficiently manage our transactions with our suppliers and realize better pricing opportunities. However, we currently do not have any commitments for additional financing.

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

         We have incurred net losses in each fiscal year since our inception, with the exception of the fiscal year ended March 31, 1998, in which we realized nominal net income of $94,000. For the six months ended June 30, 2003, we reported net income of approximately $284,000, as compared to a net loss of $912,000 for the six months ended June 30, 2002. Our accumulated deficit through June 30, 2003 was approximately $36.6 million, and as of that date we had a total shareholders' equity of $2.1 million, and working capital of $2.8 million. Although we expect that our losses will subside in the future, we cannot assure you that we will attain profitable operations on a continuous basis.

         Our recurring losses from operations, cash used in operations on a recurring in previous periods, our accumulated deficit and our involvement in a dispute with a significant contract manufacturer, as discussed below, among other factors, raised substantial doubt about our ability to continue as a going concern and led our independent certified public accountants to include an explanatory paragraph related to our ability to continue as a going concern in their report for each of the years ended December 31, 2002 and 2001. Reports of independent auditors questioning a company's ability to continue as a going concern generally are viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing to the extent needed for our continued operations or for planned expansion, particularly if we are unable to attain and maintain profitable operations in the future. Consequently, future losses may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. We urge potential investors to review the report of our independent certified public accountants and our consolidated financial statements before making a decision to invest in Telenetics.

     WE RELY ON A NUMBER OF CONTRACT MANUFACTURERS. OUR INABILITY OR THE INABILITY OF THESE CONTRACTORS TO SHIP ORDERS ON A TIMELY BASIS COULD DAMAGE OUR RELATIONSHIPS WITH CUSTOMERS, RESELLERS AND DISTRIBUTORS AND REQUIRE US TO MAKE EXPENSIVE AND TIME-CONSUMING EFFORTS TO REMEDY THE DAMAGE AND PREVENT FUTURE DAMAGE.

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

     IF WE DEFAULT UNDER OUR OUTSTANDING SECURED PROMISSORY NOTES, WE COULD FACE SIGNIFICANT ADVERSE CONSEQUENCES.

         As of June 30, 2003, we had outstanding promissory notes in the aggregate principal amount of approximately $5.9 million gross or $3.2 million, net of valuation discounts, of which $5.3 million gross is secured by substantially all of our assets. Notes with aggregate principal amounts of $2.2 million, exclusive of valuation discounts, are due and payable within one year. The 2003 notes include extensive customary representations, warranties and covenants, including a cross-default covenant that would be breached if we fail to repay our other outstanding secured promissory notes. Therefore, if we default under our outstanding secured promissory notes, our outstanding secured promissory notes could become immediately due and payable and the noteholders could foreclose on our assets.

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

     IF OUR PRODUCTS FAIL TO COMPLY WITH EVOLVING GOVERNMENT AND INDUSTRY STANDARDS AND REGULATIONS, WE MAY HAVE DIFFICULTY SELLING OUR PRODUCTS.

         Our products are designed to comply with a significant number of industry standards and regulations, some of which are evolving as new technologies are deployed. The regulatory process in the United States and foreign countries can be time-consuming and can require the expenditure of substantial resources. In many foreign countries, obtaining required regulatory approvals takes significantly longer than in the United States. Motorola obtained approvals in many countries for the commercial grade analog and digital data transmission and network access products covered by the manufacturing license agreement that we entered into with Motorola. However, those approvals were not transferable to us. We estimate that at least in the near-term, approximately half of our sales of Sunrise SeriesTM products will be to customers within the United States. We cannot assure you, however, that regulatory agencies in the United States or other countries will grant the requisite approvals to us for those products or for any of our other products on a timely basis, or at all. The failure of our products to comply, or delays in compliance, with the various existing and evolving standards could negatively impact our ability to sell many of our products, including our Sunrise SeriesTM products that have been selected by multinational corporations in large part based upon the existence of approvals of those products for use in each country in which those corporations operate. United States and foreign regulations regarding the manufacture and sale of modems and other data communications devices are subject to future change. We cannot predict what impact, if any, such changes may have upon our business.

     WE RELY ON A RELATIVELY LIMITED NUMBER OF CUSTOMERS, AND THE LOSS OF ANY SIGNIFICANT CUSTOMER COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL CONDITION.

         Historically, we have derived a significant portion of our revenues from a relatively limited number of customers. In fact, during the six months ended June 30, 2003, two customers, Data Connect Enterprises and Motorola, accounted for approximately 15.1% and 13.6%, respectively, of our consolidated net sales. Although our current business strategy involves the use of multiple resellers and distributors, such as Data Connect Enterprises, who we anticipate will act as multiple customers for our products, we cannot assure you that a limited number of large customers will not continue to account for the majority of our revenues. If this occurs, the loss of any one or more of our major customers would likely have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

     IF WE ARE UNABLE TO FULFILL BACKLOG ORDERS DUE TO CIRCUMSTANCES INVOLVING US OR ONE OR MORE OF OUR CUSTOMERS, OUR ANTICIPATED RESULTS OF OPERATIONS AND CASH FLOWS WILL SUFFER.

         As of July 15, 2003, we had approximately $1.9 million in backlog orders for our products, which represented approximately seven weeks of sales volume. These orders were due in large part to our Sunrise SeriesTM products. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. The typical duration from receipt of a purchase order or other purchase commitment to shipment of the products ordered to the customer ranges from three to ten weeks depending upon the product mix and the size of the order. However, we cannot assure you that we will be successful in fulfilling orders and commitments in a timely fashion or that we will ultimately recognize as revenue the amounts reflected as backlog.

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

     WE ARE UNABLE TO PREDICT THE EXTENT TO WHICH THE RESOLUTION OF LITIGATION PENDING AGAINST US COULD ADVERSELY AFFECT OUR BUSINESS.

         On August 2, 2002, Michael A. Armani filed an action against us, our Chairman of the Board and our President and Chief Financial Officer, alleging breach of contract, fraud and deceit, interference with contractual relationship and prospective advantage and inducing breach of contract. Mr. Armani seeks general damages of at least $450,000 and punitive and exemplary damages in excess of $15,000,000. The complaint relates to the terms and effectiveness of documentation relating to his September 2000 separation from employment with us. The complaint also relates to compensation he claims is due for services he allegedly rendered to us following his separation. We believe Mr. Armani's claims are without merit because, among other factors, Mr. Armani alleged the existence of contracts that did not exist between us, Mr. Armani admitted in the complaint that he failed to execute proposed separation documentation prior to the explicit expiration date of the offer described in the documentation, and in anticipation of execution of the documentation, we paid all of the amounts that Mr. Armani was to have received under the proposed separation arrangement. Mr. Armani's complaint has been answered by all defendants, and we have filed a cross-complaint to recover approximately $212,000 of our funds that Mr. Armani loaned to himself for his own personal benefit without prior approval or authorization of our board of directors while he was an executive officer and director of Telenetics.

          All defendants have timely made substantial discovery requests, and Mr. Armani has failed to timely respond to any of the discovery requests or to appear for his deposition and has not made any objections to discovery requests by defendants. Further Mr. Armani failed to provide notice to defendants of the trial date as ordered by the court. Mr. Armani attempted to take five depositions, all of which defendants have objected to for lack of timely or proper notice. Mr. Armani has offered to fully respond to discovery if defendants will allow him to do certain discovery. Defendants are engaging the required "meet and confer" process on these discovery disputes and if a reasonable resolution cannot be reached, defendants plan to make a motion to compel Mr. Armani's response to discovery, or in the alternative, dismissal of his complaint. However, we cannot predict the outcome of this matter or the extent to which the resolution of this matter could adversely affect our business and results of operations.

     OUR COMMON STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS AND IN LITIGATION AGAINST US.

         The stock market as a whole and individual stocks historically have experienced extreme price and volume fluctuations, which often have been unrelated to the performance of the related corporations. During the quarter ended June 30, 2003, the high and low closing sale prices of our common stock were $0.09 and $.05, respectively. The market price of our common stock may exhibit significant fluctuations in the future in response to various factors, many of which are beyond our control and which include:

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

         As of July 29, 2003, we had outstanding 47,586,205 shares of common stock, a substantial portion of which were unrestricted, were eligible for resale without registration under Rule 144 of the Securities Act of 1933, or issued with registration rights. Disregarding beneficial ownership cap limitations that apply to some holders of our derivative securities, as of July 29, 2003, we also had outstanding options, warrants and promissory notes that were exercisable for or convertible into approximately 24,052,363 shares of common stock, nearly all of which were issued with registration rights. Sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price for our common stock. Any adverse effect on the market price for our common stock could make it difficult for us to sell equity securities at a time and at a price that we deem appropriate.

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

ITEM 3.  CONTROLS AND PROCEDURES.


         Our President and Chief Financial Officer (our principal executive officer and principal financial officer) has concluded, based on his evaluation as of June 30, 2003, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended June 30, 2003, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

         On August 2, 2002, Michael A. Armani filed an action against Telenetics Corporation, Michael Taglich and David Stone in the Superior Court of California, County of Orange Central Justice Center (Case No. 02CC12884). Mr. Armani is a former executive officer and former director of Telenetics Corporation. Mr. Taglich is our Chairman of the Board and a director, and Mr. Stone is our President and Chief Financial Officer. The complaint alleges breach of contract, fraud and deceit, interference with contractual relationship and prospective advantage and inducing breach of contract. Mr. Armani seeks general damages of at least $450,000 and punitive and exemplary damages in excess of $15,000,000. The complaint relates to the terms and effectiveness of documentation relating to his September 2000 separation from employment with Telenetics Corporation. The complaint also relates to compensation he claims is due for services he allegedly rendered to us following his separation. We believe Mr. Armani's claims are without merit because, among other factors, Mr. Armani alleged the existence of contracts that did not exist between us and himself, Mr. Armani admitted in the complaint that he failed to execute proposed separation documentation prior to the explicit expiration date of the offer described in the documentation, and in anticipation of execution of the documentation, we all of the amounts that Mr. Armani was to have received under that proposed separation arrangement. Mr. Armani's complaint has been answered by all defendants, and we filed a cross-complaint to recover approximately $212,000 of our funds that Mr. Armani loaned to himself for his own personal benefit without prior approval or authorization of our board of directors while he was an executive officer and director of Telenetics Corporation. All defendants have timely made substantial discovery requests, and Mr. Armani has failed to timely respond to any of the discovery requests or to appear for his deposition and has not made any objections to discovery requests by defendants. Further Mr. Armani failed to provide notice to defendants of the trial date as ordered by the court. Mr. Armani attempted to take five depositions, all of which defendants have objected to for lack of timely or proper notice. Mr. Armani has offered to fully respond to discovery if defendants will allow him to do certain discovery. Defendants are engaging the required "meet and confer" process on these discovery disputes and if a reasonable resolution cannot be reached, defendants plan to make a motion to compel Mr. Armani's response to discovery or in the alternative dismissal of his complaint. However, we cannot predict the outcome of this matter or the extent to which the resolution of this matter could adversely affect our business and results of operations.

          On February 21, 2003 we filed an action against Comtel Electronics, Inc. (also known as Corlund Electronics) in the Superior Court of California, County of Orange Central Justice Center (Case No. 03CC03611). The complaint sought (a) relief based upon rescission of our manufacturing agreement with Corlund Electronics including all amendments, assignments and other agreements related thereto, (b) fraud, (c) breach of contract, and (d) payment for goods sold and delivered at an agreed price. We sought damages of (a) approximately $5,000,000 in charges for the manufacture of Sunrise SeriesTM products in excess of the prices agreed to when we entered into the manufacturing agreement, (b) approximately $12,000,000 in profits on customers and contracts lost due to Corlund Electronics failure to deliver products per schedule, and (c) approximately $1,300,000 for inventories sold and delivered to Corlund Electronics, which it has failed to pay for. On April 7, 2003, Corlund Electronics answered the complaint with a general denial of all allegations and filed a cross complaint. In addition to the amounts that we recorded for transactions with Corlund Electronics, the Corlund Electronics cross complaint sought to recover approximately $900,000 as an aggregate of (a) interest on late payments, excess inventory carrying charges, and minimum order shortfall charges, none of which had been submitted to us prior to filing the cross complaint, (b) $200,000 for excess raw material allegedly purchased but never delivered to us and (c) approximately $1.7 million for raw material and work in process inventory never delivered to us.

          On June 20, 2003, we entered into a Settlement Agreement and Mutual Release, effective June 6, 2003, with Comtel Electronics, Inc. dba Corlund Electronics - Tustin and Corlund Electronics Corporation dba Corlund Electronics
- Camarillo. Under the agreement, we paid $500,000 to Corlund Electronics on June 20, 2003, made a prepayment of $250,000 on June 30, 2003, which was due on or before July 21, 2003, and agreed to pay an additional $250,000 on or before August 20, 2003. There is a seven day grace period for such payments to be deemed timely. On or before November 13, 2003, we have agreed to pay Corlund Electronics an additional sum based on a reconciliation of accounts receivable amounts received by both parties, not to exceed $912,335.

         As part of the settlement agreement, we stipulated to a judgment in the amount of $5.2 million, which is $313,323 less than the net carrying value of the amounts recorded by us as due to Corlund Electronics. The $5.2 million stipulated judgment was deemed satisfied by one-third upon the payment of the initial $500,000 at close, and by one-sixth for the $250,000 prepayment on June 30, 2003 of the installment due on July 21, 2003, and shall be deemed further satisfied by one-sixth upon payment of the $250,000 payment due on August 20, 2003 and by one-third for the final payment. In order to make the initial $500,000 payment at close, we obtained a short-term bridge loan from Michael Taglich, Chairman of the Board, in the amount of $50,000, and from Dolphin in the amount of $250,000, which were repaid by June 30, 2003 with interest aggregating $6,500.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a)      Recent Sales of Unregistered Securities
                  ---------------------------------------

                  None.

         (b)      Dividends
                  ---------

         We have never paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We are restricted from paying dividends on our common stock under state law, the certificate of determination for certain of our secured promissory notes. We currently anticipate that we will retain any earnings for use in the continued development of our business.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5.       OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits
             --------

         10.1 Settlement Agreement and Mutual Release effective June 6, 2003, by and among Telenetics Corporation and Comtel Electronics, Inc. dba Corlund Electronics - Tustin and Corlund Electronics Corporation dba Corlund Electronics Camarillo (1)

         10.2 Unsecured Promissory Note due July 7, 2003 made by Telenetics Corporation in favor of Dolphin Offshore Partners L.P.

         10.3 Unsecured Promissory Note due July 7, 2003 made by Telenetics Corporation in favor of Michael N. Taglich

         31.1 Certifications Required by rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

          _____________________

          (1) Filed with the SEC on June 25, 2003 as an exhibit to our Form 8-K for June 6, 2003 and incorporated by reference herein.


         (b) Reports on Form 8-K
             -------------------

         On June 25, 2003, we filed a Form 8-K for June 6, 2003 announcing our entry into a settlement agreement with Corlund Electronics. The Form 8-K included Item 5 - Other Events and Required FD Disclosure, and Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits. The settlement agreement was filed as an exhibit to the Form 8-K.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TELENETICS CORPORATION

Dated: July 29, 2003                   By: /S/ DAVID L. STONE
                                           -------------------------------------
                                           David L. Stone
                                           President and Chief Financial Officer
                                           (principal financial officer and duly
                                           authorized officer)

                         EXHIBITS FILED WITH THIS REPORT

Exhibit
 Number   Description
 ------   -----------

10.2 Unsecured Promissory Note due July 7, 2003 made by Telenetics Corporation in favor of Dolphin Offshore Partners L.P.

10.3 Unsecured Promissory Note due July 7, 2003 made by Telenetics Corporation in favor of Michael N. Taglich

31.1 Certifications Required by rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002