Form 10QSB
period 2003-09-30
TELENETICS CORP
filed 2003-11-05
CIK 810018

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended SEPTEMBER 30, 2003

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

         As of October 31, 2003, there were 47,779,538 shares of Telenetics Corporation common stock outstanding.

         Transitional Small Business Disclosure Format: Yes | | No |X|

================================================================================

                             TELENETICS CORPORATION
                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                      INDEX


PART I - FINANCIAL INFORMATION                                              PAGE

Item 1.  Financial Statements

          Condensed Consolidated Balance Sheet as of September 30, 2003
               (unaudited).................................................  F-1

          Condensed Consolidated Statements of Operations for the Three and
               Nine months Ended September 30, 2003 and 2002 (unaudited)...  F-3

          Condensed Consolidated Statement of Shareholders' Equity for the
               Nine months Ended September 30, 2003 (unaudited)............  F-4

          Condensed Consolidated Statements of Cash Flows for the Nine
               months Ended September 30, 2003 and 2002 (unaudited)........  F-5

          Notes to Condensed Consolidated Financial Statements (unaudited).  F-9

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................   24

Item 3.  Controls and Procedures...........................................   46

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   47

Item 2.  Changes in Securities and Use of Proceeds.........................   49

Item 3.  Defaults Upon Senior Securities...................................   49

Item 4.  Submission of Matters to a Vote of Security Holders...............   49

Item 5.  Other Information.................................................   49

Item 6.  Exhibits and Reports on Form 8-K..................................   49

Signatures    .............................................................   51

Exhibits Filed with this Report on Form 10-QSB.............................   52


                         PART I - FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS.

                             TELENETICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


                                     ASSETS
                                     ------

Current assets:
   Cash                                                                 $ 1,967,528
   Accounts receivable, net of allowance for doubtful
     accounts of $323,328                                                 1,777,042
   Inventories                                                            6,815,124
   Prepaid expenses and other current assets                                314,320
                                                                        ------------

Total current assets                                                     10,874,014

Property, plant and equipment, net                                          385,445
Debt offering costs, net of accumulated amortization of $1,504,805          766,742
Other assets                                                                 75,590
                                                                        ------------

                                                                        $12,101,791
                                                                        ============


     See accompanying notes to condensed consolidated financial statements.


                             TELENETICS CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Current portion of related party debt                                $    127,597
  Current portion of notes payable, net of discount of $1,021,566         1,193,705
  Convertible subordinated debt                                             483,778
  Accounts payable                                                          980,307
  Accrued expenses                                                        1,204,252
  Advance payments from customers                                         2,450,599
                                                                       -------------

Total current liabilities                                                 6,440,238

Notes payable, total principal amount of $5,398,307, less current
    portion and net of discount of $1,427,117                             1,755,918
                                                                       -------------

Total liabilities                                                         8,196,156
                                                                       -------------

Commitments and contingencies (Notes 3, 6, 7 and 10)


Shareholders' equity:
  Preferred stock, no par value. Authorized 5,000,000 shares;
     no shares issued and outstanding                                            --
  Common stock, no par value. Authorized 100,000,000 shares;
     47,779,538 issued and outstanding shares                            38,817,157
  Subscriptions receivable                                                  (35,590)
  Unearned compensation                                                        (806)
  Accumulated deficit                                                   (34,875,126)
                                                                       -------------

Total shareholders' equity                                                3,905,635
                                                                       -------------

                                                                       $ 12,101,791
                                                                       =============


     See accompanying notes to condensed consolidated financial statements.


                                                 TELENETICS CORPORATION
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                                       (UNAUDITED)


                                                        Three Months       Three Months        Nine months       Nine months
                                                           Ended              Ended              Ended              Ended
                                                        September 30,      September 30,      September 30,      September 30,
                                                        -------------      -------------      -------------      -------------
                                                            2003               2002               2003               2002
                                                            ----               ----               ----               ----
Net sales                                               $  3,012,606       $  4,513,480       $  8,741,111       $ 12,644,610
Cost of sales                                             (1,956,618)        (3,323,095)        (5,739,033)        (8,915,472)
                                                        -------------      -------------      -------------      -------------

Gross profit                                               1,055,988          1,190,385          3,002,078          3,729,138

Operating expenses:
   Selling, general and administrative                      (827,547)        (1,065,469)        (2,415,102)        (3,418,511)
   Engineering and product development                      (289,800)          (345,781)          (871,453)        (1,182,391)
   Gain on debt extinguishment                             2,288,735            408,348          3,764,878          1,162,206
                                                        -------------      -------------      -------------      -------------

Income from operations                                     2,227,376            187,483          3,480,401            290,442

Interest expense                                            (486,175)          (465,217)        (1,454,645)        (1,514,349)
Gain on sale of assets                                            --                 --                 --             35,115
                                                        -------------      -------------      -------------      -------------

Income (loss) before income taxes                          1,741,201           (277,734)         2,025,756         (1,188,792)

Income taxes                                                      --                 --               (800)              (800)
                                                        -------------      -------------      -------------      -------------

Net income (loss)                                       $  1,741,201       $   (277,734)      $  2,024,956       $ (1,189,592)
                                                        =============      =============      =============      =============

Basic earnings (loss) per common share:                 $       0.04       $      (0.01)      $       0.05       $      (0.04)
                                                        =============      =============      =============      =============
Diluted earnings (loss) per common share:               $       0.03       $      (0.01)      $       0.04       $      (0.04)
                                                        =============      =============      =============      =============

Basic weighted average shares outstanding during
     the period:                                          47,597,799         28,462,176         43,753,269         28,023,394
                                                        =============      =============      =============      =============
Diluted weighted average shares outstanding during
     the period:                                          52,410,925         28,462,176         45,188,189         28,023,394
                                                        =============      =============      =============      =============


                         See accompanying notes to condensed consolidated financial statements.


                                                                    TELENETICS CORPORATION
                                                   CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                             NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                                          (UNAUDITED)


                                    Preferred Stock          Common Stock
                                  ------------------ -------------------------- Subscriptions  Unearned     Accumulated
                                   Shares    Amount     Shares        Amount     Receivable  Compensation     Deficit       Total
                                  -------- --------- ------------ ------------- -----------  ------------  ------------- -----------
Balance at December  31, 2002          --  $     --   28,971,687  $ 37,140,317  $  (38,000)  $    (3,224)  $(36,900,082) $  199,011

Compensation for non-employee
   stock options and warrants          --        --           --        38,789          --            --             --      38,789
Amortization of unearned
   compensation                        --        --           --            --          --         2,418             --       2,418
Common stock issued to directors
   in satisfaction of accounts
   payable                             --        --      637,666        47,825          --            --             --      47,825
Common stock issued as bonus           --        --    1,877,575       140,818          --            --             --     140,818
Common stock issued in connection
   with modification of 2002 notes     --        --   15,678,662     1,411,080          --            --             --   1,411,080
Common stock issued in connection
   with modification of 10% notes      --        --      384,375        30,750          --            --             --      30,750
Stock issued upon conversion of
   Series A (2000) Preferred Stock     --        --       36,240         1,618          --            --             --       1,618
Cancellation of shares pursuant
    to litigation settlement
    (Note 7)                           --        --       (6,667)       (4,500)         --            --             --      (4,500)
Exercise of warrants                   --        --      200,000        10,460          --            --             --      10,460
Accounts payable applied to
    subscription receivable            --        --           --            --       2,410            --             --       2,410
Net income for the nine months
    ended September 30, 2003           --        --           --            --          --            --      2,024,956   2,024,956
                                  -------- --------- ------------ ------------- -----------  ------------  ------------- -----------

Balance at September 30, 2003          --  $     --   47,779,538  $ 38,817,157  $  (35,590)  $      (806)  $(34,875,126) $3,905,635
                                  ======== ========= ============ ============= ===========  ============  ============= ===========


                              See accompanying notes to condensed conolidated financial statements.


                                       TELENETICS CORPORATION
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                             (UNAUDITED)


                                                                  Nine months       Nine months
                                                                     ended            ended
                                                                 September 30,     September 30,
                                                                     2003              2002
                                                                 ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                             $ 2,024,956       $(1,189,592)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                               1,199,826         1,435,178
       Compensation for non-employee stock options                    38,789           211,761
       Amortization of unearned compensation for employee
         options                                                       2,418           210,840
       Gain on debt extinguishment                                (3,764,878)       (1,162,206)
       Cancellation of shares pursuant to litigation settlement       (4,500)               --
       Gain on sale of assets                                             --           (35,115)
       Provision for inventory obsolescence                               --           100,000
       Provision for related party receivable                             --           139,000
       Stock and warrants issued for litigation settlements               --            38,238
   Changes in operating assets and liabilities:
       Accounts receivable                                           458,655          (738,091)
       Inventories                                                 1,532,091        (1,149,874)
       Prepaid expenses and other current assets                    (191,906)            8,428
       Other assets                                                  (13,605)           (2,395)
       Accounts payable                                             (315,823)          436,063
       Accrued expenses                                              450,077           260,727
       Advance payments from customers                             2,290,704            96,432
                                                                 ------------      ------------

Net cash provided by (used in) operating activities                3,706,804        (1,340,606)
                                                                 ------------      ------------


               See accompanying notes to condensed consolidated financial statements.


                                  TELENETICS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                       NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                        (UNAUDITED)


                                                          Nine months       Nine months
                                                             ended             ended
                                                         September 30,     September 30,
                                                             2003              2002
                                                         ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                       (49,316)          (10,695)
                                                         ------------      ------------
Net cash used in investing activities                        (49,316)          (10,695)
                                                         ------------      ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank overdraft                                           (110,859)            8,306
   Proceeds of notes payable                               1,000,000                --
   Repayments of notes payable                              (948,070)         (806,285)
   Proceeds of convertible promissory notes, net                  --         1,885,040
   Repayments of convertible promissory notes               (240,000)               --
   Proceeds of bridge loan                                   300,000           300,000
   Repayments of bridge loan                                (300,000)               --
   Payments on Corlund settlement                         (1,187,386)               --
   Net repayments of related party debt                     (255,980)          (47,732)
   Exercise of warrant                                        10,460                --
                                                         ------------      ------------

Net cash (used in) provided by financing activities       (1,731,835)        1,339,329
                                                         ------------      ------------

NET INCREASE (DECREASE) IN CASH                            1,925,653           (11,972)
   Cash, beginning of period                                  41,875            83,654
                                                         ------------      ------------
   Cash, end of period                                   $ 1,967,528       $    71,682
                                                         ============      ============


          See accompanying notes to condensed consolidated financial statements.


                                            TELENETICS CORPORATION
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                                  (UNAUDITED)


                                                                   Nine months     Nine months
                                                                      ended           ended
                                                                  September 30,   September 30,
                                                                      2003            2002
                                                                  -------------   -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
   Interest                                                        $  216,670      $  439,768
                                                                   ===========     ===========

   Income taxes                                                    $      800      $      800
                                                                   ===========     ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
   Issuance of common stock upon conversion of Series A
     (2000) Preferred Stock                                        $    1,618      $  128,779
                                                                   ===========     ===========
   Issuance of common stock upon conversion of debt                        --          20,000
                                                                   ===========     ===========
   Warrants issued in connection with debt transactions                    --          15,414
                                                                   ===========     ===========
   Warrants issued in connection with issuance of promissory
     notes                                                         $       --      $1,265,248
                                                                   ===========     ===========
   Warrants repriced in connection with note conversions to                --         193,614
     equity
                                                                   ===========     ===========
   Issuance of common stock in satisfaction of accrued
     directors compensation                                        $   47,825      $       --
                                                                   ===========     ===========
   Issuance of common stock in satisfaction of accounts
     payable                                                       $       --      $   31,139
                                                                   ===========     ===========
   Issuance of common stock in satisfaction of accrued bonus       $  140,818      $       --
                                                                   ===========     ===========
   Issuance of common stock in connection with 2002 notes
     modification                                                  $1,411,080      $       --
                                                                   ===========     ===========
   Issuance of common stock in connection with 10% notes
     modification                                                  $   30,750      $       --
                                                                   ===========     ===========
   Beneficial conversion feature of convertible subordinated
     debt                                                          $       --      $  907,535
                                                                   ===========     ===========
   Accounts receivable assigned to Corlund Electronics in
     satisfaction of accounts payable                                      --       2,097,459
                                                                   ===========     ===========
   Note payable to Corlund Electronics in satisfaction of
     accounts payable                                                      --       1,200,000
                                                                   ===========     ===========
   Imputed dividend in connection with conversion of Series A
     Preferred Stock                                                       --         135,410
                                                                   ===========     ===========
   Accrued legal fees transferred to debt offering costs           $   39,434      $       --
                                                                   ===========     ===========
   Accrued interest transferred to 2002 notes                      $  273,943      $       --
                                                                   ===========     ===========
   Accrued interest transferred to 10% notes                       $   12,710      $       --
                                                                   ===========     ===========
   Accounts payable transferred to convertible notes               $  118,618      $       --
                                                                   ===========     ===========

               See accompanying notes to condensed consolidated financial statements.


                                            TELENETICS CORPORATION
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                                  (UNAUDITED)

                                                                   Nine months     Nine months
                                                                      ended           ended
                                                                  September 30,   September 30,
                                                                      2003            2002
                                                                  -------------   -------------

   Fixed assets surrendered in lieu of rent                        $   37,977      $       --
                                                                   ===========     ===========
   Convertible notes transferred to notes payable                  $1,585,082      $       --
                                                                   ===========     ===========
   Reinvestment of notes payable into convertible
     subordinated debt offering                                    $       --      $  112,500
                                                                   ===========     ===========
   Convertible subordinated debt issued in satisfaction of
     accounts payable                                              $       --      $  463,219
                                                                   ===========     ===========
   Reduction in subscriptions receivable in satisfaction of
     accrued expenses                                              $       --      $    1,500
                                                                   ===========     ===========

               See accompanying notes to condensed consolidated financial statements.

                             TELENETICS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION AND BUSINESS

         The accompanying condensed consolidated financial statements have been prepared by Telenetics Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included in these notes and the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary to fairly state the financial position as of September 30, 2003 and the results of operations and cash flows for the related interim periods ended September 30, 2003 and 2002. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or for any other period.

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

         Certain reclassifications have been made to the September 30, 2002 financial statements to be consistent with the September 30, 2003 presentation.

2.       LIQUIDITY

         As of September 30, 2003, the Company had working capital of $4.4 million and an accumulated deficit of $34.9 million. The Company generated $3.7 million of cash from operations during the nine months ended September 30, 2003. The Company generated income from operations of $3.5 million during the nine months ended September 30, 2003, which includes a gain on extinguishment of debt of $3.8 million. The Company's recurring losses from operations, cash used in operations on a recurring basis in previous periods, it's accumulated deficit and it's prior involvement in a dispute with a significant contract manufacturer, among other factors, raised substantial doubt about the Company's ability to continue as a going concern and led the Company's independent certified public accountants to include an explanatory paragraph related to the Company's ability to continue as a going concern in their report for each of the years ended December 31, 2002 and 2001.

         The Company has taken actions in an effort to become profitable and improve cash flow from operations in the future. Since the change in management in May 2002, the Company has announced six new products to round out its line of commercial and industrial modems in the low to mid price range. Initial shipments of some of these products commenced in November 2002 and the Company expects that it will be shipping all of these products by the end of the fourth quarter of 2003. Significant shipments of the Company's new digital automatic

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


meter reading products commenced during the three months ended June 30, 2003 and accounted for more than $600,000 of revenue for the nine months ended September 30, 2003. The Company also is in the final stages of development of a DS-3 model to round out the features capability of its microwave product line. At September 30, 2003, the initial beta test model was complete and fully tested. The Company expects to begin shipping to beta test customers during the fourth quarter of 2003, and be in full delivery by the end of the fourth quarter of 2003. All of these products will be marketed through the Company's existing distribution channels. The Company has also taken action to expand its distribution channels into China. While there can be no assurance of the success of these actions, the Company expects they will provide new revenue opportunities during the fourth quarter of 2003 and into fiscal 2004. The incremental operating expenses, other than cost of goods sold associated with the sales of new products, has represented only a small portion of the amount of incremental sales from these revenue opportunities.

         In addition, since May 2002, the Company has taken action to reduce its salary and wage expenses and other operating costs, which has had a positive effect on the Company's cash flow. Operating cash flow for the nine months ended September 30, 2003 improved by $5.0 million over the nine months ended September 30, 2002. The Company has restructured its debt obligations and negotiated settlements of its trade accounts payable resulting in substantial discounts. The Company has also negotiated with holders of an aggregate of $4.9 million of its notes to extend and modify the terms of these notes (see Note 3). The Company expects that these term debt extensions and reductions in accounts payable will improve its ability to attract a senior lender.

         During the three months ended June 30, 2003, the Company began receiving deliveries of its Sunrise Series(TM) products from contract manufacturers selected to replace Corlund Electronics, the Company's contract manufacturer. The prices of these products met the original expectations the Company had pursuant to its agreement with Corlund Electronics, the quality was comparable, and the deliveries were timely. In June 2003, the Company also negotiated a settlement of its long-standing disputes with Corlund Electronics, which included a reduction in the carrying value of inventory acquired from Corlund Electronics to the originally expected prices. These actions have had a positive effect on the gross margins of the Sunrise Series(TM) products, which management believes will continue. The Company's settlement with Corlund Electronics resulted in a $4.2 million reduction in the net carrying value of amounts due to Corlund Electronics. The Company expects that the resolution of long outstanding issues with Corlund Electronics will also improve the Company's ability to attract a senior lender.

         Management believes that these actions and plans have effectively been implemented, resulting in reduced cost structures and improved operating efficiencies, as well as a reduction in liabilities. With the implementation of these plans, management believes that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, will be adequate to meet the anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, the Company's capital requirements or cash flow vary materially from the current projections or if unforeseen circumstances occur, additional financing may be required. Deteriorating global economic conditions may cause prolonged declines in investor confidence in and accessibility to capital markets. The Company's failure to raise capital, if needed, could restrict growth, limit development of new products or hinder the ability to compete.

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

3.       DEBT MODIFICATIONS

      2002 SECURED CONVERTIBLE PROMISSORY NOTES

         During 2002, the Company issued $4,365,000 in principal amount of senior secured convertible promissory notes due in 2005 to nineteen accredited investors in exchange for $2,137,500 cash (before commissions and expenses totaling $252,460) from seventeen of the investors representing new debt, and the cancellation of existing debt in the form of $2,227,500 in the principal balance of other outstanding promissory notes due to two investors, including $2,115,000 due to Dolphin Offshore Partners, L.P. ("Dolphin"), a beneficial owner of more than 5% of the Company's outstanding shares of common stock. The Company granted the holders of the 2002 notes a continuing security interest in all of the Company's inventory. The Company entered into a modification agreement with the holders of the 2002 notes effective March 1, 2003. Pursuant to the modification agreement, the Company issued amended and restated replacement notes ("2003 replacement notes") and amended and restated warrants to purchase the Company's common stock ("2003 restructuring warrants").

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

         The principal balances of the 2002 notes were convertible into common stock at any time at the option of the holders. The initial conversion price of the 2002 notes was $0.44064. However, the 2002 notes also provided for an alternate conversion price equal to the market price multiplied by the discount percentage of 85% (subject to a market price ceiling equal to the initial conversion price of $0.44064 and a conversion price floor of $0.10 per share), and subject to anti-dilution adjustments in connection with future offerings of common stock or securities that are exercisable for or convertible into shares of common stock at a price per share below the then conversion price of the 2002 notes. As of February 28, 2003, the potential dilutive effect of the conversion provisions of the 2002 notes represented 43,450,000 shares of the Company's common stock. The 2003 replacement notes issued pursuant to the modification agreement are not convertible into equity securities of the Company.

         The 2002 notes provided that if the market price of the Company's common stock was below the conversion price floor for 90 consecutive days, then the 2002 note investors could require the Company to repay the outstanding principal balance of the 2002 notes plus accrued but unpaid interest upon 90 days notice. The 2002 note investors could have also required the Company to redeem the notes at a substantial premium under some circumstances, which circumstances included the Company's failure to timely register the shares of common stock issuable upon conversion of the 2002 notes and upon exercise of the related investor warrants, the occurrence of a major transaction or the occurrence of a triggering event as defined in the 2002 notes. The 2003 replacement notes do not contain any of these provisions.

         The 2002 notes were accompanied by immediately vested and exercisable five-year warrants ("2002 note warrants") to purchase up to an aggregate of 7,429,543 shares of common stock at an initial exercise price of $0.44064 per share. The exercise price and the number of shares of common stock underlying the investor warrants are subject to anti-dilution adjustments in connection

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


with mergers, acquisitions, stock splits, dividends and the like and in connection with future offerings of common stock or securities that are exercisable for or convertible into shares of common stock at a price per share below the then exercise price. During the first year after their issuance, the warrants were exercisable for cash. After that date and through their expiration, the warrants are exercisable either for cash or through a reduction in the shares received upon exercise under a cashless exercise provision. The Company ascribed an estimated fair value of the 2002 note warrants in the aggregate amount of $1,149,645 based on a Black Scholes valuation model and, accordingly, discounted the balance of the 2002 notes as of the date of issuance, which discount the Company is recognizing as additional interest expense from the date of issuance to the maturity date. As of March 1, 2003, the effective date of the modification agreement, the unamortized value of the 2002 note warrants was $755,693, which is being amortized over the 36-month term of the 2003 replacement notes. For the nine months ended September 30, 2003, the Company amortized $210,850 of this discount to interest expense.

         Effective March 1, 2003, the Company entered into a modification agreement with holders of the 2002 notes held by SDS Merchant Fund, L.P., Dolphin and seventeen others. Pursuant to the modification agreement the Company issued 2003 replacement notes representing unpaid principal and accrued interest through September 30, 2003. The 2003 replacement notes bear interest at 9% per annum commencing March 1, 2003. Interest payments will be paid quarterly in arrears commencing September 30, 2003. Principal payments will be paid quarterly on February 15, May 15, August 15 and November 15 in each year commencing on August 15, 2003. The amount of the quarterly principal payments will be 10% of the then outstanding principal balance for the 2002 notes, with the exception of the Dolphin note, which will be 5% of the then outstanding principal balance. All unpaid principal and accrued interest will be due and payable at maturity on March 1, 2006. Cross-default provisions apply to secured debt only, and any indebtedness to Corlund Electronics or its successors is excluded. The 2003 replacement notes are not convertible. All outstanding 2002 note warrants to purchase our common stock held by the 2002 noteholders have been amended to provide for a fixed exercise price equal to the then current exercise price of $0.44064. In addition, for each $1.00 of principal and accrued interest outstanding on February 28, 2003, the holder received 3.5 shares of the Company's common stock. As a result, an aggregate of 15,678,662 shares of common stock were issued with a fair market value of $1,411,080. The shares of common stock issued in connection with the issuance of the 2003 replacement notes, including the shares of common stock underlying the 2003 restructuring warrants, carry piggy back registration rights. The March 1, 2002 investors in the 2002 notes will be treated PARI PASSU with the January 23, 2002 investors as to security for the repayment of the 2003 replacement notes, which security consists of the Company's inventory. In connection with the issuance of the 2003 replacement notes, the holders agreed to waive any and all defaults under the 2002 notes.

         Based on Emerging Issues Task Force Issue No. 96-19, the Company has recorded the 2003 replacement notes as a modification of debt for accounting purposes. The fair market value of $1,411,080 ascribed to the 15,678,662 shares of common stock issued pursuant to the modification agreement discounted the balance of the 2003 replacement notes as of the date of issuance, and is being amortized from the date of issuance to the maturity date. For the nine months ended September 30, 2003, the Company amortized $274,377 of the $1,411,080 fair market value to interest expense.

         Based on Emerging Issues Task Force Issue No. 00-27, the conversion feature of the 2002 notes normally is characterized as a beneficial conversion feature. The aggregate value ascribed to the beneficial conversion feature of the 2002 notes of $1,291,206 was being amortized from the date of issuance of the 2002 notes to their maturity date. As of March 1, 2003, the effective date

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


of the modification agreement, the unamortized balance of the beneficial conversion feature of the 2002 notes was $845,705. Since, based on Emerging Issues Task Force Issue No. 96-19, the Company recorded the 2003 replacement notes as a modification for accounting purposes, the unamortized balance of the beneficial conversion feature of the 2002 notes is being amortized to interest expense over the 36-month term of 2003 replacement notes. For the nine months ended September 30, 2003, the Company amortized an aggregate of $236,438 of the total $845,705 to interest expense.

         Debt offering costs of $2,271,547 attributed to the 2002 notes and their restructuring were to be recognized as additional interest expense over the life of those notes. As of March 1, 2003, the effective date of the modification agreement, the unamortized balance of the debt offering costs attributed to the 2002 notes was $916,068. Since the Company recorded the 2003 replacement notes as a modification of debt for accounting purposes, the unamortized balance of the debt offering costs attributed to the 2002 notes is being amortized to interest expense over the 36-month term of the 2003 replacement notes. For the nine months ended September 30, 2003, the Company amortized an aggregate of $265,326 of the total $916,068 to interest expense.

         The modification agreements the Company entered into in connection with the 2002 replacement notes include extensive customary representations, warranties and covenants. If the Company breaches its representations, warranties or covenants or defaults under the 2003 replacement notes for any other reason, the holders of the 2003 replacement notes could, among other things, require the Company to pay penalties, require the Company to accelerate the repayment of the 2003 replacement notes and/or foreclose upon their security interest in the Company's inventory.

8% SUBORDINATED UNSECURED PROMISSORY NOTES

         During September and October 2000, the Company issued 8% Subordinated Unsecured Promissory Notes due in 2001 in the aggregate principal amount of $260,000. At April 1, 2001, the Company was in default in the repayment of the outstanding principal of $260,000, before the unamortized warrant valuation of $12,960. In June 2001, the Company made an offer to the four accredited investors who held the notes to extend the due date of the notes from March 15, 2001 to January 2, 2003 in exchange for a 2% increase in the interest rate of the notes and the issuance to each investor of a three-year warrant to purchase shares of common stock at an exercise price of $1.00. Three holders of notes aggregating $250,000 accepted the offer and received warrants for the purchase of an aggregate of 50,000 shares of common stock. The Company ascribed an estimated fair value of these warrants in the aggregate amount of $22,325 based on a Black Scholes valuation model, which value was recorded as a discount to the notes. The Company repaid the remaining noteholder.

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

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


         Effective March 31, 2003, the Company entered into a note modification agreement with the holders of the 8% notes. The modified notes represent unpaid principal and accrued interest through September 30, 2003 and bear interest at 10% per annum. Interest payments will be due quarterly in arrears commencing September 30, 2003. Principal payments are due in 18 equal monthly installments on the 15th of each month commencing on July 15, 2003. In addition, for each $1.00 of principal and accrued interest as of March 31, 2003, the holder received 1.5 shares of the Company's common stock, aggregating 384,375 shares of common stock with a fair market value of $30,750, which fair market value is being amortized from the date of issuance of the modified notes to the maturity date. For the three and nine months ended September 30, 2003, the Company amortized $8,786 of the total $30,750 to interest expense.

4.       SECURED PROMISSORY NOTE

         On August 7, 2003, the Company issued a note in the principal amount of $1,000,000 to Dolphin Offshore Partners, L.P. ("Dolphin"), a limited partnership that beneficially owns more than 5% of the outstanding shares of the Company's common stock. The note bears interest at 16% per annum and is repayable at $150,000 on January 31, 2004, $150,000 on April 30, 2004 and $700,000 on August
31, 2004. There is a 3% prepayment penalty on the final principal payment of $700,000. Interest payments will be paid quarterly in arrears commencing September 30, 2003. All unpaid principal and accrued interest under the note is due and payable August 31, 2004. The note includes non-financial covenants. The Company was in compliance with all covenants at September 30, 2003.

         The proceeds from this note were used to repay the unpaid note balance of $250,000 related to the prior $550,000 note to Dolphin together with interest of $1,891, the prepayment of the first principal payment of $111,635 on Dolphin's $2.1 million 2003 replacement note and the prepayment of the first and second interest payments due on that note through November 30, 2003 of $154,000.

5.       INVENTORIES

         Inventories consist of the following:

                                                             September 30, 2003
                                                             ------------------

         Raw materials                                       $      4,913,504
         Work-in-process                                              653,011
         Finished goods                                             1,248,609
                                                             ------------------
                                                             $      6,815,124
                                                             ==================
6.       COMMITMENTS

MOTOROLA SUNRISE SERIES(TM) AGREEMENT

         On December 29, 2000, the Company entered into a Manufacturing License and Distribution Agreement ("Motorola Agreement"), with Motorola, Inc., through Motorola's Multiservice Networks Division. Under the terms of the Motorola Agreement, the Company obtained from Motorola a ten-year non-exclusive license to manufacture, market and further develop a series of Motorola commercial-grade

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


analog and digital data transmission and network access products. The Company has chosen to distribute these products under the name Sunrise Series(TM) through a worldwide network of certified resellers, system integrators, partners, original equipment manufacturers and other distribution channels, many of whom are part of a worldwide distribution network developed by Motorola in connection with sales of its products, including the commercial-grade analog and digital transmission and network access products that were licensed to the Company through the Motorola Agreement. As of September 30, 2003, the Company had fulfilled its obligations under the terms of the Motorola Agreement. Concurrent with the entering into the Motorola Agreement, the Company entered in the Manufacturing Agreement with Corlund Electronics described below under the heading "Corlund Electronics Agreement" to facilitate the manufacture of certain of the products covered by the Motorola Agreement.

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

         The Corlund Electronics Agreement provided that if Corlund Electronics purchased or ordered component parts in order to meet the Company's forecast for Sunrise Series(TM) products, the Company was required to purchase the unused and excess portion of those parts from Corlund Electronics upon request if (i) the Company failed to purchase Sunrise Series(TM) products in accordance with its forecast(s), and (ii) Corlund Electronics could not reasonably return, cancel the order, or otherwise use the component parts. The Corlund Electronics Agreement also provided that if the Company canceled all or a portion of a purchase order for Sunrise Series(TM) products that became obsolete and unusable for any other purpose other than as originally contemplated by the cancelled purchase order, then the Company was required to purchase all of Corlund Electronics' inventory related to the obsolete products, including finished goods, work-in-process and component parts. Through February 2003, the Company had purchased all of the Sunrise Series(TM) products in accordance with its forecasts, as amended, that Corlund Electronics was able to produce, and had not cancelled any purchase orders for obsolete products. Accordingly, the Company

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


had no inventory repurchase obligation under the Corlund Electronics Agreement. However, in an attempt to preserve the relationship with Corlund Electronics, the Company agreed to repurchase $2.7 million of Corlund Electronics' surplus inventory relating to the Sunrise Series(TM) products, with the understanding that Corlund Electronics would also appropriately resolve product pricing differences and various other long outstanding issues, which Corlund Electronics ultimately never addressed. The legal action filed by the Company in February 2003 sought to rescind these transactions (see Note 7 - Corlund Electronics Litigation).

         In September 2001, the Company entered into an arrangement with Corlund Electronics regarding the assignment of accounts receivable to Corlund Electronics, the collection of those accounts receivable and the grant of security interests in those accounts receivable. Under this arrangement, Corlund Electronics gave the Company immediate credit for the assigned receivables against amounts owed for product purchases, the same as if the payment had been made in cash. Although under this arrangement the assignment of the accounts receivable was with recourse, there were no material repurchases of assigned accounts. During 2002, the Company granted to Corlund Electronics a continuing security interest in certain of the Company's assets as an inducement to Corlund Electronics to continue this arrangement. The Company believes that at September 30, 2003, approximately $42,000 of accounts receivable that the Company had assigned to Corlund Electronics had not been collected; however, Corlund Electronics has not disclosed the collections it has made since December 2002.

         In connection with the August 31, 2002 amendment to the Corlund Electronics Agreement, the Company issued to Corlund Electronics a three-year warrant to purchase up to 600,000 shares of common stock at an exercise price of $0.14 per share. In addition, on August 30, 2002, the Company executed a repayment agreement in the principal amount of $1.2 million. This obligation bears interest at the rate of 9.0% per annum and is repayable in thirteen installments, with the first installment of $60,000 due on November 30, 2002 and the remaining balance of principal and interest due in twelve equal monthly installments of approximately $104,000 on the last day of each calendar month beginning February 28, 2003. No payments were made during 2003 pending the outcome of the Corlund Electronics litigation (see Note 7 - Corlund Electronics Litigation).

         The Company determined that there was substantial doubt as to the ability or intent of Corlund Electronics to perform its obligation under the agreement or to appropriately resolve pricing differences. As a result, the Company filed a legal action against Corlund Electronics in February 2003. In June 2003, the Company settled the litigation (see Note 7 - Corlund Electronics Litigation).

         Pursuant to the terms of an amendment to the settlement agreement, which was effective as of September 30, 2003, the Company agreed to purchase, over the next six months, all remaining inventory held by Corlund's assignee, CMA Business Credit Services, that is related to the manufacture of the Company's products. The remaining inventory will be purchased at an aggregate below-market fixed total purchase price of $640,000, of which $160,000 was purchased on October 14, 2003.

GLOBAL DATA, INC. AGREEMENT

          On September 25, 2003, the Company entered into a Technology Transfer, License and Distribution Agreement with Global Data, Inc. to manufacture and market devices used primarily in automatic meter reading ("AMR") applications and remote data applications (the "Products").

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


         Under the terms of the agreement, the Company obtained from Global Data, Inc. a twenty-year exclusive, worldwide, sublicenseable right to use, produce, distribute, and create derivative works of the Products and to sublicense the product technology and materials, in the manufacture, marketing, distribution and sale of the Products and any future products that may be developed by the Company. In exchange for the license agreement, the Company has agreed among other things, to make royalty payments to Global Data, Inc., for five years beginning on September 25, 2003, equal to 5% of the net revenues generated from sales of the licensed products. The Company acquired production equipment, assembly and test equipment which is currently required for engineering support, manufacturing, applying and fabricating, testing and shipping the licensed products for an aggregate purchase price of $30,000 and will purchase certain inventory from Global Data, Inc. in amounts and at times to be determined. At September 30, 2003, approximately $28,000 was accrued for royalties under this agreement.

7.       LITIGATION

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

ARMANI LITIGATION

         On August 2, 2002, Michael A. Armani filed an action against the Company, Michael Taglich and David Stone in the Superior Court of California, County of Orange Central Justice Center (Case No. 02CC12884). Mr. Armani is a former executive officer and former director of the Company. Mr. Taglich is the Chairman of the Board and a director of the Company, and Mr. Stone is the Company's President and Chief Financial Officer. The complaint alleged breach of contract, fraud and deceit, interference with contractual relationship and prospective advantage and inducing breach of contract. Mr. Armani sought general damages of at least $450,000 and punitive and exemplary damages in excess of $15,000,000. The complaint related to the terms and effectiveness of documentation relating to his September 2000 separation from employment with the Company. The Company filed a cross-complaint to recover approximately $212,000 of the Company's funds that Mr. Armani loaned to himself for his own personal benefit without prior approval or authorization of the Company's board of directors while he was an executive officer and director of the Company. On August 12, 2003, the Armani litigation was settled. Under the terms of the settlement, Mr. Armani will pay a total amount of $20,000 to the Company, $5,000 at settlement and monthly installment payments of $2,000 until paid in full. During the three and nine months ended September 30, 2003, the Company received $7,000.

CORLUND ELECTRONICS LITIGATION

         On February 21, 2003 the Company filed an action against Comtel Electronics, Inc. (Corlund Electronics) in the Superior Court of California, County of Orange Central Justice Center (Case No. 03CC03611). The complaint sought (a) relief based upon rescission of the Corlund Electronics Agreement (See Note 6 - Corlund Electronics Agreement), including all amendments,

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


assignments and other agreements related thereto, (b) fraud, (c) breach of contract, and (d) payment for goods sold and delivered at an agreed price. The Company sought damages of (a) approximately $5,000,000 in charges for the manufacture of Sunrise products in excess of the prices agreed to when the Company entered into the Corlund Electronics Agreement, (b) approximately $12,000,000 in profits on customers and contracts lost due to Corlund Electronics' failure to deliver products per schedule, and (c) approximately $1,300,000 for inventories sold and delivered to Corlund Electronics', which it has failed to pay for. On April 7, 2003, Corlund Electronics answered the complaint with a general denial of all allegations and filed a cross complaint. In addition to the amounts that the Company has recorded for transactions with Corlund Electronics, the Corlund Electronics cross complaint sought to recover approximately $900,000 as an aggregate of (a) interest on late payments, excess inventory carrying charges, and minimum order shortfall charges, none of which had been submitted to the Company prior to filing the cross complaint, (b) $200,000 for excess raw material allegedly purchased but never delivered to the Company and (c) approximately $1.7 million for raw material and work in process inventory never delivered to the Company.

         On June 20, 2003, the Company entered into a Settlement Agreement and Mutual Release, effective June 6, 2003 ("Settlement Agreement"), with Comtel Electronics, Inc. dba Corlund Electronics - Tustin and Corlund Electronics Corporation dba Corlund Electronics - Camarillo (collectively "Corlund"). Under the terms of the Settlement Agreement, the Company was obligated to pay $500,000 at close, $250,000 on July 31, 2003, $250,000 on August 20, 2003 and a final payment, which was based on a reconciliation of accounts receivable received by both parties not to exceed $912,335, which was due on or before November 13, 2003.

         As part of the Settlement Agreement, the Company stipulated to a judgment in the amount of $5.2 million, which is $313,323 less than the net carrying value of the amounts recorded by the Company as due to Corlund Electronics. The $5.2 million stipulated judgment has been deemed fully satisfied by one-third upon the payment of the initial $500,000 at close, by one-sixth for each of the $250,000 payments and one-third by the final payment.

         In order to make the initial $500,000 payment at close, the Company obtained a short-term bridge loan from Michael Taglich, Chairman of the Board, in the amount of $50,000, and from Dolphin in the amount of $250,000, which were repaid by September 30, 2003 with interest aggregating $6,500. The Company prepaid each of the $250,000 payments due on June 30, 2003 and August 8, 2003. The Company also completed the reconciliation of accounts receivable received by both parties which resulted in a final payment due to Corlund of $212,368 rather than $912,335, which was paid on September 30, 2003. The Company paid an aggregate of $1,187,386, net of discounts for early payment, to Corlund through September 30, 2003.

         On October 13, 2003, in connection with the final settlement payment, the Company executed an amendment to the Settlement Agreement, which is effective as of September 30, 2003. As part of the amended Settlement Agreement, Corlund accepted the final payment of $212,368. The Company will purchase, over the next six months, all remaining inventory held by Corlund's assignee, CMA Business Credit Services, that is related to the manufacture of the Company's products. The remaining inventory will be purchased at an aggregate below-market fixed total purchase price of $640,000, of which $160,000 was purchased on October 14, 2003.

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


         During the nine months ended September 30, 2003, the Company recognized a gain from the settlement aggregating $4.2 million, which represents the difference between the carrying value of the net liability owed to Corlund. Of that amount, $479,392 reduced the carrying amount of inventory for overpricing. The remaining balance of $3.7 million has been recorded as a gain on extinguishment of debt, net of $115,000 in costs to secure the settlement including legal fees, accelerated sales discounts and interest on a bridge loan to obtain the funds necessary to meet the terms of the Settlement Agreement.

WIRELESS INDUSTRIAL COMMUNICATIONS

         On April 21, 2003 a Demand for Arbitration/Mediation by Wireless Industrial Communications, Inc. ("Wireless") was entered against David Stone, Telenetics President, with the International Centre for Dispute Resolution division of the American Arbitration Association (WIRELESS INDUSTRIAL COMMUNICATIONS, INC. V. DAVID STONE - Case No. 50T1800020503). The amount of the claim, as filed, is $125,000. During a telephone conference call on July 7, 2003 it was established that the matter had been erroneously brought against Mr. Stone and that it should have been brought against the Company, if at all. During that conference call, the case caption was amended to WIRELESS INDUSTRIAL COMMUNICATIONS, INC. V. TELENETICS CORPORATION. However, the Company has not been served with any form of process and there have been no appearances made by the Company in connection with the action. The Company understands that the arbitration demand is based on a Representation Agreement executed as August 1, 2000 by the Company's former president, Michael Armani.

         That agreement provided for the exclusive sales representation of all products manufactured by the Company and sold in Israel, the Palestinian Territories, Jordan, Saudi Arabia and Kuwait for a five year period, and provided for a commission of 25% on sales of products installed in that territory. The agreement also provided for an exclusion of all of the Company's current and pending customers in Saudi Arabia and Kuwait, and that the agreement could be terminated upon fifteen days notice if Wireless had no sales in the territory for a period of ten consecutive months. The Company also understands that the arbitration demand is based on an addendum to the Representation Agreement dated as of February 9, 2001. The addendum purports to clarify and amend the Representation Agreement such that all impediments to the full effectiveness of the agreement were deemed to be completely satisfied and removed, the term of the agreement was extended to eight years; the right to terminate the agreement was deleted, and the exclusion as to the Company's current and pending customers was removed. Wireless has never made a sale in the territory of any of the Company's products; never provided the Company with any of the required reports, forecasts or activity summaries; nor make any meaningful efforts to generate sales of the Company's products in the territory. It is the Company's position that there is a total failure of consideration as to both the Representation Agreement and the Addendum thereto, and, to the extent that an agreement ever existed, it was terminated as of September 15, 2001 and Wireless had not objected or disputed the termination. Accordingly, the Company believes that the arbitration demand made by Wireless is without merit, and the Company intends to vigorously defend this action if it proceeds.

8.       STOCK ISSUED FOR SERVICES

         In February 2003, the Company issued an aggregate of 1,877,575 shares of common stock, with a fair market value of $140,818, as a bonus to seven employees, which was accrued at December 31, 2002.

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


         On February 14, 2003, the board of directors approved the issuance of shares of common stock at a rate of $0.075 per share, which was the fair market value of a share of the Company's common stock on that date, to all directors in lieu of payment to them of certain amounts accrued and outstanding under the directors' compensation plan adopted in May 2002. An aggregate of 637,666 shares of common stock was issued to non-employee directors Michael Taglich, Bradley Jacobs and Robert Schroeder in lieu of payment to them of an aggregate of $47,825 in outstanding compensation.

9.       REVENUES BY GEOGRAPHIC LOCATION

         The following sets forth a summary of the Company's revenues attributed to its country of domicile and to all foreign countries in total, and revenues attributable to each individual foreign country from which the Company derived material revenues:

                                           Nine months ended   Nine months ended
                                          September 30, 2003  September 30, 2002
                                          ------------------  ------------------


       United States                            $ 5,601,382         $ 6,587,204
                                                ------------        ------------

       Foreign countries:
               Canada                               649,560           1,087,634
               France                               337,648             869,123
               Germany                              290,108             319,532
               All other foreign countries        1,862,413           3,781,117
                                                ------------        ------------

       Total Foreign                              3,139,729           6,057,406
                                                ------------        ------------

       Total United States and Foreign          $ 8,741,111         $12,644,610
                                                ============        ============

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


         The following sets forth a summary of the Company's revenue attributed to the geographic regions by which the Company manages its marketing and sales activity:

                                          Nine months ended    Nine months ended
                                         September 30, 2003   September 30, 2002
                                         ------------------   ------------------

    North America, including United
           States, Canada and Puerto Rico      $ 6,264,143          $ 7,674,838
    Western, Central, Eastern Europe,
         Middle East and Africa                  2,206,764            3,519,112
      Asia Pacific, including mainland
        China, Australia, New Zealand
         and India                                 230,327            1,201,946
    Latin and Central America,
        Mexico and the Caribbean                    39,877              248,714
                                               ------------         ------------

    Total                                      $ 8,741,111          $12,644,610
                                               ============         ============

         Net sales by geographic area have been reported based on the financial information that was used to produce the Company's financial statements and have been determined based on the country of domicile of the customer to which the revenue is attributed.

10.      CUSTOMER DEPOSITS

         The Company has received a payment of approximately $2 million from one of its significant customers for which the Company has neither records of amounts due and payable, nor records of confirmed orders for the delivery of product. Upon receiving this payment, the Company contacted the customer to inquire as to the nature and details relating to the payment. The customer has not yet responded with those details. The Company believes this payment may have been made in error and intends to conduct a reconciliation of its records to the customer's records, once they are received, to obtain a full understanding and proper resolution of this issue. While the Company believes that a significant portion of the customer payment will need to be refunded, the Company is not certain of the extent of the refund, especially in light of the fact that it expects to book orders that could result in the application of some portion of these funds as a deposit against those orders. However, there can be no assurance that orders will actually be received or if received, that the customer will agree to the application of this payment to the new orders. If the customer does not agree to the application of these funds, the Company may be required to repay all or a substantial portion of this customer payment.

11.      STOCK BASED COMPENSATION

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

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


         If the Company had elected the fair value method of accounting for stock-based compensation, compensation cost would be accrued at the estimated fair value of all stock option grants over the service period, regardless of later changes in stock prices and price volatility. The fair value at date of grant for options granted during the nine months ended September 30, 2002 has been estimated based on a modified Black-Scholes valuation model with the following assumptions: no dividend yield; expected volatility of 73.9% to 116.83% based on historical results; risk-free interest rate of 4.20% to 4.29%; and average expected lives of 5 years. The fair value at date of grant for options granted during the three months ended September 30, 2002 has been estimated based on a modified Black-Scholes valuation model with the following assumptions: no dividend yield; expected volatility of 79.42% based on historical results; risk-free interest rate of 3.93%; and average expected lives of 5 years. The fair value at date of grant for options granted during the nine months ended September 30, 2002 has been estimated based on a modified Black-Scholes valuation model with the following assumptions: no dividend yield; expected volatility of 79.42% to 116.83% based on historical results; risk-free interest rate of 3.93% to 4.29%; and average expected lives of 5 years.

         The weighted average fair value of the options granted during the three and nine months ended September 30, 2002 was $0.07 and $0.09 per share, respectively.

         The following table sets forth the net income (loss) and income (loss) per share amounts for the periods presented as if the Company had elected the fair value method of accounting for employee stock options.

                                                THREE MONTHS      THREE MONTHS        NINE MONTHS       NINE MONTHS
                                                    ENDED             ENDED             ENDED              ENDED
                                                SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
                                                     2003             2002               2003              2002
                                                -------------     -------------      -------------     -------------
NET INCOME (LOSS)
   As reported                                  $  1,741,201      $   (277,734)      $  2,024,956      $ (1,189,592)
    Deduct: Total stock-based employee
    compensation expense determined under
    fair value based method for all awards                --            (9,692)                --          (189,259)
                                                -------------     -------------      -------------     -------------
      Pro forma                                 $  1,701,201      $   (287,426)      $  2,024,956      $ (1,378,851)
                                                =============     =============      =============     =============

BASIC AND DILUTED LOSS PER SHARE
   Basic loss per share as reported             $       0.04      $      (0.01)      $       0.05      $      (0.04)
                                                =============     =============      =============     =============
   Pro forma                                    $       0.04      $      (0.01)      $       0.05      $      (0.04)
                                                =============     =============      =============     =============

   Diluted loss per share as reported           $       0.03      $      (0.01)      $       0.04      $      (0.04)
                                                =============     =============      =============     =============
   Pro forma                                    $       0.03      $      (0.01)      $       0.04      $      (0.04)
                                                =============     =============      =============     =============

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


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

         There were 383,200 warrants and 432,000 options to purchase shares of common stock that were forfeited or expired during the nine months ended September 30, 2003. In addition, in September 2003, warrants to purchase 200,000 shares of common stock were exercised at $.0523 per share.

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

         During the nine months ended September 30, 2003, our total revenues were $8.7 million, of which $5.6 million, or 63.8%, was attributable to data transmission and network access products, $2.1 million, or 23.9%, was attributable to industrial grade modem products and $1.1 million, or 12.3%, was attributable to wireless products.

         During the nine months ended September 30, 2002, our total revenues were $12.6 million, of which $9.7 million, or 76.7%, was attributable to data transmission and network access products, $2.4 million, or 19.3 %, was attributable to industrial grade modem products and $495,000, or 3.9%, was attributable to wireless products.

         We derived a significant portion of our revenues during the year ended 2002 and the nine months ended September 30, 2003 from sales to customers and distributors located outside of the United States. Our foreign sales primarily were in Canada and Europe. We anticipate that foreign sales will account for a significant portion of our revenues during 2003 and that sales of our industrial grade modem products and our wireless products will increase as a percentage of our total revenues in the future. Revenues are recorded when products are shipped if shipped FOB shipping point or when received by the customer if shipped FOB destination.

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

         As of September 30, 2003 and 2002, our estimated provisions for future sales returns and other allowances relating to revenue recorded through those dates were $17,000 and $42,700, respectively. Total charges to sales returns and other allowances amounted to zero dollars and $13,000 in the nine months ended September 30, 2003 and 2002, respectively.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS. Our management estimates the uncollectability of our accounts receivable for losses that may result from the inability of our customers to make required payments. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If our customers' financial condition deteriorates such that it impairs their ability to make payments to us, additional allowances may be required. As of September 30, 2003 and 2002, our accounts receivable balances were $1.8 million and $2.5 million, respectively, net of our estimated allowances for doubtful accounts of $323,000 and $309,000. The total expense for doubtful accounts amounted to zero dollars in the nine months ended September 30, 2003 and 2002, excluding the $139,000 provision for related party debt in 2002.

         RESERVES FOR OBSOLETE INVENTORY. Our management estimates the degree to which our inventory will become obsolete or unmarketable in the future. Management analyzes current technological changes and advances, economic trends, our customers' expected needs, quantities of inventory on hand, and historical inventory turnover when evaluating inventory for obsolescence or unmarketability. We then write down our inventory by an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. As of September 30, 2003 and 2002, our inventories totaled $6.8 million and $6.5 million, respectively, net of our estimated provisions for obsolescence and unmarketability write-downs of zero dollars and $400,000, respectively. The total expense for scrap and obsolescence amounted to zero dollars in the nine months ended September 30, 2003 and 2002.

         RESERVES FOR WARRANTIES. Our products generally are covered by warranties for periods ranging up to two years. Management estimates the cost of product warranties and records that cost at the time we recognize revenue. Our warranty reserve represents our best estimate of the amounts necessary to cover the costs of future and existing claims on products sold as of the balance sheet date. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, warranty claim activity, materials usage and service delivery costs incurred in correcting a product failure. With regard to our Sunrise SeriesTM products, our management has relied on the best available information from Motorola and our own historical information gathered during and since the first quarter of 2001 for an analysis of historical returns. Should actual product failure rates, warranty claim activity, material usage or service delivery costs differ from our estimates, revisions to the reserve for warranties would be required, which would result in an adjustment to our gross profit. As of September 30, 2003 and 2002, we estimated the future costs of warranty obligations relating to revenue recognized through those dates to be $37,500.

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

         We amortize the amount of discount to a debt obligation as interest expense over the life of the debt obligation. During the nine months ended September 30, 2003, we charged approximately $475,000 of this valuation discount to interest expense. This procedure is intended to result in a net carrying value of those debt obligations that approximates fair value because the resulting effective interest rates approximate the market rates currently available to us. Since this procedure results in a carrying value that is substantially less than the face amount of the debt obligation, we disclosed the face amounts of the debt obligations parenthetically on the face of our consolidated financial statements and in the accompanying footnotes.

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

         Through January 2003, we continued to satisfy our obligation for product purchases from Corlund Electronics by further assignments to Corlund Electronics of certain of our accounts receivable. In February 2003, our relationship with Corlund Electronics terminated, and we commenced litigation against Corlund Electronics to recind our various agreements, including our assignment arrangement and the assignments made under that arrangement. In April 2003, Corlund Electronics also filed a cross complaint against us. On June 20, 2003, we entered into a settlement agreement and mutual release, effective June 6, 2003, as described in note 7 to the condensed consolidated financial statements included in this report.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

         The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                      Three months ended
                                                         September 30,
                                                      2003             2002
                                                 ------------      ------------
Net sales....................................         100.0  %         100.0  %
Cost of sales................................         (64.9)           (73.6)
                                                 ------------      ------------

Gross profit.................................          35.1             26.4
Operating expenses:
     Selling, general and administrative.....         (27.5)           (23.6)
     Engineering and product development.....          (9.6)            (7.7)
       Gain on debt extinguishment...........          76.0              9.0

Income from operations.......................          73.9              4.2

Interest expense.............................         (16.1)           (10.3)
Gain on sale of assets.......................            --               --
Income taxes.................................            --               --
                                                 ------------      ------------

Net income (loss)............................          57.8 %           (6.2) %
                                                 ============      ============

         NET SALES. Net sales for the three months ended September 30, 2003 were $3.0 million as compared to $4.5 million for the three months ended September 30, 2002, a decrease of $1.5 million or approximately 33.3%. The decrease in net sales primarily was a result of decreased sales of our Sunrise Series(TM) products under the license we obtained from Motorola in December 2000. Sales of our Sunrise Series(TM) products totaled $1.8 million during the three months ended September 30, 2003 as compared to $3.4 million during the three months ended September 30, 2002, a decrease of $1.5 million. Our management believes the decrease in Sunrise Series(TM) products primarily was a result of the residual effects of the war in Iraq and weak demand due to the overall economic environment. The Sunrise Series(TM) product line was especially susceptible to the effects of the war because most of the sales of this product line come from international markets. We expect that as the international markets and economies stabilize, we will be able to recover a portion of the sales of these Sunrise Series(TM) products. The decrease in sales of the Sunrise Series(TM) product line was partially offset by $223,000 of sales of our newly introduced AMR products. Part of the decrease in sales during the three months ended September 30, 2003, resulted from an approximately 10% reduction in the customer pricing on the Sunrise Series(TM) products. We anticipate that we will maintain this pricing structure for Sunrise Series(TM) products for the foreseeable future.

         COST OF SALES. Cost of sales for the three months ended September 30, 2003 was $2.0 million as compared to $3.3 million for the three months ended September 30, 2002, a decrease of $1.4 or 41.1%. Cost of sales decreased as a percentage of sales from 73.6% for the three months ended September 30, 2002 to 64.9% for the three months ended September 30, 2003. The decrease in cost of sales resulted partially from the decrease in the volume of sales, the lack of inventory losses in connection with Corlund Electronics during the three months ended September 30, 2003 as compared to $324,000 for the three months ended September 30, 2002 and the lack of a reserve for inventory obsolescence during the three months ended September 30, 2003 as compared to $100,000 for the three months ended September 30, 2002. Further, during the three months ended September 30, 2003, we began receiving deliveries of our Sunrise Series(TM) products from replacement contract manufacturers selected to replace Corlund Electronics. The prices of these products met our original expectations under the agreement with Corlund Electronics, the quality was comparable, and the deliveries were timely. In addition, during the three months ended September 30, 2003, manufacturing overhead was $469,000 as compared to $310,000 during the three months ended September 30, 2002, an increase of $159,000 or 51.2%. Our management believes that the current amount of manufacturing overhead and cost of sales will remain relatively stable for the remainder of 2003. With the repricing of the Sunrise Series(TM) products acquired from Corlund Electronics pursuant to the settlement, and the pricing received from replacement vendors, we realized an aggregate reduction in costs of our Sunrise Series(TM) products, beginning in June 2003, of approximately 31% of the aggregate costs we had been paying Corlund for those products. We have passed on a portion of the benefit of the reduced costs of the Sunrise Series(TM) products to our customers in the form of reduced pricing, which we anticipate will continue in the foreseeable future.

         GROSS PROFIT. Gross profit decreased by $134,000, or 11.3%, to $1.1 million for the three months ended September 30, 2003 as compared to $1.2 million for the three months ended September 30, 2002. Gross profit increased as a percentage of net sales to 35.1% for the three months ended September 30, 2003 as compared to 26.4% for the three months ended September 30, 2002. The increase in gross profit and gross margin includes an approximate 8% increase on the margin for Sunrise Series(TM) products primarily due to lower pricing from replacement contract manufacturers selected to replace Corlund Electronics, which was partially offset by a reduction in customer pricing of these products. We anticipate that the net increase in the margin on Sunrise Series(TM) products will approximate 6% to 8% of sales of Sunrise Series(TM) products for the foreseeable future.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $238,000, or 22.3%, to $828,000 for the three months ended September 30, 2003 as compared to $1.1 million for the three months ended September 30, 2002, and increased as a percentage of net sales to 27.5% for the three months ended September 30, 2003 from 23.6% for the three months ended September 30, 2002. The decrease in these expenses resulted from a $94,000 decrease in legal and accounting professional fees as a result of better management of professional resources, which fees we anticipate will stabilize at their current level for the foreseeable future, a $17,000 decrease in credit insurance expense which was required by Corlund, a $20,000 decrease in insurance expense, a $58,000 decrease in litigation settlements, a $18,000 decrease in amortization relating to the Sierra Digital and Racon intangibles which were written off at December 31, 2002 and a $13,000 reduction in the amortization of employee and non-employee option compensation, the majority of which was fully amortized at December 31, 2002. This decrease was offset by a $47,000 increase in salaries and wages and the associated costs, which increase primarily was due to $45,000 in sales bonus for which there was no amount in 2002.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses decreased by $56,000, or 16.2%, to $290,000 during the three months ended September 30, 2003 from $346,000 during the three months ended September 30, 2002, and increased as a percentage of sales from 7.7% during the three months ended September 30, 2002 to 9.6% during the three months ended September 30, 2003. This decrease in engineering and product development expenses was primarily due to the absence in 2003 of $81,000 in employee and non-employee option compensation which was fully amortized at December 31, 2002. In addition, expenses associated with our eflex division have decreased approximately $46,000 to $22,000 due to the closing of the Florida facility and reassignment of personnel to other administrative functions, which expenses we anticipate should stabilize at their current level. These reductions were offset by a $59,000 increase the utilization of outside engineering product contractors associated with the development of our new digital meter reading products. We believe the engineering expenses will continue to approximate the current level for the remainder of 2003.

         GAIN ON EXTINGUISHMENT OF DEBT. Gain on extinguishment of debt increased by $1.9 million to $2.3 million during the three months ended September 30, 2003 from $408,000 during the three months ended September 30, 2002 primarily due to our settlement of the Corlund litigation in June 2003, which resulted in a gain of $2.3 million, net of costs. We recorded gains of $408,000 in 2002. These gains were primarily attributable to the Motorola settlement. We do not expect to realize gains similar to the one attributable to the Corlund settlement in future periods.

         INCOME FROM OPERATIONS. Income from operations increased by $2.0 million to $2.2 million for the three months ended September 30, 2003 from $187,000 for the three months ended September 30, 2002. Income from operations increased as a percentage of net sales from 4.2% for the three months ended September 30, 2002 to 73.9% for the three months ended September 30, 2003. The increase in income from operations was primarily due to a $1.9 million gain on extinguishment of debt, which relates to the Corlund litigation settlement as discussed above. We do not expect to realize gains similar to the one attributable to the Corlund settlement in future periods. Exclusive of the gain on extinguishment of debt, income from operations increased by $587,000 due to the decreases in operating expenses described above.

         INTEREST EXPENSE. Interest expense during the three months ended September 30, 2003 increased by $21,000 or approximately 4.5% to $486,000 or 16.1% of net sales, from $465,000 or 10.3% of net sales during the three months ended September 30, 2002. The increase in interest expense primarily was attributable to the increase in non-cash interest expense related to the amortization of the shares of common stock issued to holders of the 2002 notes and 10% notes when those notes were modified in March 2003.

         INCOME TAXES. Income taxes were nominal in both respective periods because we are in a loss carryforward position for federal income tax purposes. At September 30, 2003, the components of our deferred tax assets and liabilities were comprised primarily of the future tax benefit of our net operating loss carryforwards of approximately $18.2 million. The use of the net operating loss carryforwards could be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of our continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of deferred tax assets is not more likely than not. Accordingly, we recorded valuation allowances equal to the net deferred tax asset amounts as of September 30, 2003 and 2002.

         NET INCOME (LOSS). Net income (loss) for the three months ended September 30, 2003 increased by $2.0 million to net income of $1.7 million, or 57.8% of net sales, as compared to a net loss of $278,000 or 6.2% of net sales for the three months ended September 30, 2002. The increase in net income primarily was due to the $1.9 million gain on extinguishment of debt, which relates to the Corlund litigation settlement as discussed above. We do not expect to realize gains similar to the one attributable to the Corlund settlement in future periods. Exclusive of the gain on extinguishment of debt, net income increased $139,000 due to the $238,000 decrease in selling, general and administrative expenses, and the $56,000 decrease in engineering and product development expenses which was partially offset by a $134,000 decrease in gross profit and a $20,000 increase in interest expense.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002.

         The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                        Nine months ended
                                                          September 30,
                                                       2003            2002
                                                   ------------    ------------
Net sales....................................           100.0  %        100.0  %
Cost of sales................................           (65.7)          (70.5)
                                                   ------------    ------------

Gross profit.................................            34.3            29.5
Operating expenses:
     Selling, general and administrative.....           (27.6)          (27.0)
     Engineering and product development.....           (10.0)           (9.4)
       Gain on debt extinguishment...........            43.1             9.2

Income from operations.......................            39.8             2.3

Interest expense.............................           (16.6)          (12.0)
Gain on sale of assets.......................              --             0.3
Income taxes.................................              --              --
                                                   ------------    ------------

Net income (loss)............................            23.2 %          (9.4) %
                                                   ============    ============

         NET SALES. Net sales for the nine months ended September 30, 2003 were $8.7 million as compared to $12.6 million for the nine months ended September 30, 2002, a decrease of $3.9 million or approximately 30.9%. The decrease in net sales primarily was a result of decreased sales of our Sunrise Series(TM) products under the license we obtained from Motorola in December 2000. Sales of our Sunrise Series(TM) products totaled $5.3 million during the nine months ended September 30, 2003 as compared to $8.9 million during the nine months ended September 30, 2002, a decrease of $3.7 million relating primarily to a reduction of international sales of these products. Our management believes the decrease in Sunrise Series(TM) products primarily was a result of the residual effects of the war in Iraq and weak demand due to the overall economic environment. The Sunrise Series(TM) product line was especially susceptible to the effects of the war because most of the sales of this product line come from international markets. We expect that as the international markets and economies stabilize, we will be able to recover a portion of the sales of these Sunrise Series(TM) products. The decrease in sales of the Sunrise Series(TM) product line was partially offset by $606,000 of sales of our newly introduced AMR products. Part of the decrease in sales during the nine months ended September 30, 2003, resulted from an approximately 10% reduction in the customer pricing on the Sunrise Series(TM) products. We anticipate that we will maintain this pricing structure for Sunrise Series(TM) products for the foreseeable future.

         COST OF SALES. Cost of sales for the nine months ended September 30, 2003 was $5.7 million as compared to $8.9 million for the nine months ended September 30, 2002, a decrease of $3.2 million or 35.6%. Cost of sales decreased as a percentage of sales from 70.5% for the nine months ended September 30, 2002 to 65.7% for the nine months ended September 30, 2003. The decrease in cost of sales resulted partially from the decrease in the volume of sales, the lack of inventory losses in connection with Corlund Electronics during the nine months ended September 30, 2003 as compared to $366,000 for the nine months ended September 30, 2002 and the lack of a reserve for inventory obsolescence during the nine months ended September 30, 2003 as compared to $100,000 for the nine months ended September 30, 2002. Further, during the three months ended September 30, 2003, we began receiving deliveries of our Sunrise Series(TM) products from contract manufacturers selected to replace Corlund Electronics. The prices of these products met our original expectations under the agreement with Corlund Electronics, the quality was comparable, and the deliveries were timely. In addition, during the nine months ended September 30, 2003, manufacturing overhead remained constant at $1.3 million as compared to $1.3 million during the nine months ended September 30, 2002. Our management believes that the current amount of manufacturing overhead and cost of sales will remain relatively stable for the remainder of 2003. With the repricing of the Sunrise Series(TM) products acquired from Corlund Electronics, pursuant to the settlement, and the pricing received from replacement vendors, we realized an aggregate reduction in costs of our Sunrise Series(TM) products, beginning in June 2003, of approximately 31% of the aggregate costs we had been paying Corlund for those products. We have passed on a portion of the benefit of the reduced costs of the Sunrise Series(TM) products to our customers in the form of reduced pricing, which we anticipate will continue in the foreseeable future.

         GROSS PROFIT. Gross profit decreased by $727,000, or 19.5%, to $3.0 million for the nine months ended September 30, 2003 as compared to $3.7 million for the nine months ended September 30, 2002. Gross profit increased as a percentage of net sales to 34.3% for the nine months ended September 30, 2003 as compared to 29.5% for the nine months ended September 30, 2002. The increase in gross profit and gross margin includes an approximate 8% increase on the margin for Sunrise Series(TM) products primarily due to lower pricing from replacement contract manufacturers selected to replace Corlund Electronics, which was partially offset by a reduction in customer pricing of these products. We anticipate that the net increase in the margin on Sunrise Series(TM) products will approximate 6% to 8% of sales of Sunrise Series(TM) products for the foreseeable future.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $1.0 million, or 29.4%, to $2.4 million for the nine months ended September 30, 2003 as compared to $3.4 million for the nine months ended September 30, 2002, and increased as a percentage of net sales to 27.6% for the nine months ended September 30, 2003 from 27.0% for the nine months ended September 30, 2002. The decrease in these expenses resulted from a $385,000 decrease in legal and accounting professional fees as a result of better management of professional resources, which fees we anticipate will stabilize at their current level for the foreseeable future, a $145,000 decrease due to the write off the then remaining note balance due from Michael Armani, former President and former Chairman of the board and current recoveries from the related litigation settlement, a $39,000 decrease in amortization relating to the Sierra Digital and Racon intangibles, which were written off at December 31, 2002 and a $53,000 reduction in the amortization of employee and non-employee option compensation, the majority of which was fully amortized at December 31, 2002. These decreases were offset by an increase of $99,000 in outside sales services.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses decreased by $311,000, or 26.3%, to $871,000 during the nine months ended September 30, 2003 from $1.2 million during the nine months ended September 30, 2002, and decreased as a percentage of sales from 9.4% during the nine months ended September 30, 2002 to 10.0% during the nine months ended September 30, 2003. This decrease in engineering and product development expenses was primarily due to the absence in 2003 of $343,000 in employee and non-employee option compensation which was fully amortized at December 31, 2002. In addition, expenses associated with our eflex division have decreased approximately $119,000 to $141,000 due to the closing of the Florida facility and reassignment of personnel to other administrative functions which expenses we anticipate should stabilize at their current level. These reductions were offset by a $27,000 increase in product certification costs and a $109,000 increase in the utilization of outside engineering product contractors associated with certain new product development. We believe the engineering expenses will continue to approximate the current level for the remainder of 2003.

         GAIN ON EXTINGUISHMENT OF DEBT. Gain on extinguishment of debt increased by $2.6 million to $3.8 million during the nine months ended September 30, 2003 from $1.2 million during the nine months ended September 30, 2002 primarily due to our settlement of the Corlund litigation in June 2003 which resulted in a gain of $3.7 million, net of costs. We recorded gains of $1.2 million in 2002. These gains were primarily attributable to a settlement in January 2002 of an account payable of approximately $974,000 for $150,000, which resulted in a gain of $695,000, net of commission, in addition to other settlements of accounts payable obligations, the Motorola settlement and the Knobbe Martin note payable for less than the carrying value of those obligations. We do not expect to realize gains similar to the one attributable to the Corlund settlement in future periods.

         INCOME FROM OPERATIONS. Income from operations increased by $3.2 million to $3.5 million for the nine months ended September 30, 2003 from $290,000 for the nine months ended September 30, 2002. Income from operations increased as a percentage of net sales from 2.3% for the nine months ended September 30, 2002 to 39.8% for the nine months ended September 30, 2003. The increase from income from operations was primarily due to a $2.6 million gain on extinguishment of debt, which relates to the Corlund litigation settlement as discussed above. We do not expect to realize gains similar to the one attributable to the Corlund settlement in future periods. Exclusive of the gain on extinguishment of debt, income from operations increased by $160,000 due to the increases in gross profit and decreases in operating expenses described above.

         INTEREST EXPENSE. Interest expense during the nine months ended September 30, 2003 decreased by $60,000 or approximately 3.9% to $1.5 million or 16.6% of net sales, from $1.5 million or 12.0% of net sales during the nine months ended September 30, 2002. The decrease in interest expense primarily was attributable to the decrease in non-cash interest expense related to the amortization of the beneficial value ascribed to conversion rights, investor warrants and to offering costs.

         INCOME TAXES. Income taxes were nominal in both respective periods because we are in a loss carryforward position for federal income tax purposes. At September 30, 2003, the components of our deferred tax assets and liabilities were comprised primarily of the future tax benefit of our net operating loss carryforwards of approximately $18.2 million. The use of the net operating loss carryforwards could be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of our continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of deferred tax assets is not more likely than not. Accordingly, we recorded valuation allowances equal to the net deferred tax asset amounts as of September 30, 2003 and 2002.

         NET INCOME (LOSS). Net income (loss) for the nine months ended September 30, 2003 increased by $3.2 million to net income of $2.0 million, or 23.2% of net sales as compared to a net loss of $1.2 million or 9.4% of net sales for the nine months ended September 30, 2002. The increase in net income primarily was due to the $2.6 million gain on extinguishment of debt, which relates to the Corlund litigation settlement as discussed above. We do not expect to realize gains similar to the one attributable to the Corlund settlement in future periods. Exclusive of the gain on extinguishment of debt, net income increased by $612,000 due to the $1.0 million decrease in selling, general and administrative expenses, and the $311,000 decrease in engineering and product development expenses which were partially offset by the $727,000 decrease in gross profit and $60,000 decrease in interest expense.

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

         As of September 30, 2003, we had working capital of $4.4 million, which reflected a $2.7 million increase in our $1.8 million working capital at September 30, 2002. As of September 30, 2003, we also had an accumulated deficit of $34.9 million and $1.8 million in net accounts receivable. In addition, at that date we had promissory notes in the aggregate amount of $3.6 million (stated net of unamortized valuation discounts of $2.4 million), of which $128,000 was due to related parties.

         Net cash provided by our operating activities amounted to $3.7 million during the nine months ended September 30, 2003, which was an increase of $5.0 million from the $1.3 million that we used during the nine months ended September 30, 2002. This increase primarily was attributable to changes in our assets and liabilities, which was a function of a decrease in accounts receivable of $459,000, a decrease in accounts payable and accrued expenses of $134,00, a decrease in inventory of $1.5 million and an increase in advance payments from customers of $2.3 million. Net cash provided by our operating activities reflected a $3.8 million gain on debt extinguishment during the nine months ended September 30, 2003, primarily due to the Corlund litigation settlement.

         The increase in the advance payments from customers include a payment of approximately $2 million received from one of our significant customers for which we have neither records of amounts due and payable, nor records of confirmed orders for the delivery of product. Upon receiving this payment, we contacted the customer to inquire as to the nature and details relating to the payment. The customer has not yet responded with those details. We believe that this payment may have been made in error and we intend to conduct a reconciliation of our records to the customer's records, once they are received, to obtain a full understanding and proper resolution of this issue. While we believe that a significant portion of the customer payment will need to be refunded, we are not certain of the extent of the refund, especially in light of the fact that we expect to book orders that could result in the application of some portion of these funds as a deposit against those orders. However, there can be no assurance that orders will actually be received or if received, that the customer will agree to the application of this recent payment to the new orders. If the customer does not agree to the application of these funds, we may be required to repay all or a substantial portion of this customer payment.

         As of October 31, 2003, we had $1.7 million in backlog orders for our products. These orders were due in large part to our Sunrise SeriesTM products. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. The typical duration from receipt of a purchase order or other purchase commitment to shipment of the products ordered to the customer ranges from three to ten weeks depending upon the product mix and the size of the order. However, we cannot assure you that we will be successful in fulfilling such orders and commitments in a timely fashion or that we ultimately will recognize as revenue the amounts reflected as backlog.

         Our backlog as of October 31, 2003 represented approximately seven weeks of sales volume. We anticipate that the backlog of orders for products will be consistent with approximately seven weeks of sales volume, subject to possible seasonal fluctuations and our ability to identify and obtain sufficient sources of working capital.

         Net cash used in financing activities amounted to $1.7 million during the nine months ended September 30, 2003. This primarily was attributable to the net repayments of debt in the aggregate amount of $1.7 million and the $1.2 million in payments related to the Corlund settlement which were offset by $1.0 million note payable and $300,000 bridge loan.

         Effective March 1, 2003, we entered into modification agreements with the holders of our 2002 notes. The 2003 replacement notes issued under these modification agreements represent unpaid principal and accrued interest through September 30, 2003, and bear interest at 9% per annum commencing March 1, 2003. Interest payments on the amended and restated notes will be paid quarterly in arrears commencing September 30, 2003. We will make principal payments on these 2003 replacement notes quarterly on February 15, May 15, August 15 and November 15 in each year commencing on August 15, 2003. The amount of the quarterly principal payments will be 10% of the then outstanding principal balance for the holders of the 2003 replacement notes with the exception of Dolphin Offshore Partners, L.P., which will be 5% of the then outstanding principal balance of the Dolphin note. All unpaid principal and accrued interest will be due and payable at maturity on March 1, 2006. Cross- default provisions apply to secured debt only and any indebtedness to Corlund Electronics or its successors is excluded from the cross default provision. All of the outstanding warrants to purchase our common stock that were issued to the 2002 note holders in connection with the 2002 notes were amended to provide for a fixed exercise price equal to the then current exercise price of $0.44064 per share. In addition, for each $1.00 of principal and accrued interest outstanding on February 28, 2003, the holder received 3.5 shares of our common stock. The holders of the 2002 notes have been issued 15,678,662 shares of our common stock along with their 2003 replacement notes. The shares of common stock issued in connection with the issuance of the amended and restated notes, including the shares of common stock underlying the modified warrants, carry piggyback registration rights. Under the terms of the modification agreements, the holders of 2003 replacement notes have agreed to waive any and all defaults under the 2002 notes.

         The following table outlines payments due under our significant contractual obligations over the next five years, exclusive of interest:


                                                         Payments Due by Period
          Contractual          ---------------------------------------------------------------------
        Obligations At                        Less than 1        1 - 3          4 - 5       After 5
      September 30, 2003          Total          year            Years          Years        Years
      ------------------       ---------------------------------------------------------------------
Long Term Debt                 $6,009,682      $2,826,646      $3,183,036      $    --      $   --

Capital Lease Obligations           8,484           4,618           3,866           --          --

Operating Leases                  483,607         322,404         161,203           --          --

Unconditional Purchase
Obligations                       640,000         640,000              --           --          --
                               ---------------------------------------------------------------------

Total Contractual Cash
Obligations                    $7,141,773      $3,793,668      $3,348,105      $    --      $   --
                               =====================================================================


         The above table outlines our obligations as of September 30, 2003 and does not reflect the changes in our obligations that occurred after that date.

         Our condensed consolidated financial statements as of and for the quarters ended September 30, 2003 and 2002 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this quarterly report and in Note 2 to our consolidated financial statements, we have suffered recurring losses from operations. These factors, among others, raised substantial doubt about our ability to continue as a going concern and led our independent certified public accountants to include an explanatory paragraph in their report regarding our consolidated financial statements for the each of the years ended December 31, 2002 and 2001 related to our ability to continue as a going concern. The condensed consolidated financial statements included in this quarterly report do not include any adjustments that might result from the outcome of this uncertainty.

         We have implemented programs that have resulted in reduced cost structures, improved operating efficiencies, improved profitability and a significant reduction in liabilities. Based on the implementation of these programs, we believe that current and future available resources of liquidity will be adequate to meet our requirements for at least the next twelve months. If however, our capital requirements or cash flow vary materially from our current projections or if unforeseen circumstances occur, we may require additional financing. If adequate funds are not available, we may also be required to delay, scale back or eliminate portions of our operations and product development efforts.

         We believe that securing a replacement credit facility would help us continue to increase our gross margin by enabling us to more efficiently manage our purchases from our suppliers and realize better pricing opportunities. Accordingly, we are actively seeking a replacement credit facility, however, we currently do not have any commitments for such credit facility.

         The 2003 replacement notes are secured by all of our inventory, and some of our other outstanding promissory notes are secured by substantially all of our assets, all of which provisions will restrict our ability to obtain debt and/or equity financing. In addition, deteriorating global economic conditions and the effects of ongoing military actions against terrorists may cause prolonged declines in investor confidence in and accessibility to capital markets. Further, in light of our delisting from the Nasdaq SmallCap Market in September 2001, the ability of any potential or future investors to achieve liquidity from our common stock could be severely limited, which could inhibit, if not preclude, our ability to raise additional working capital on a timely basis, in sufficient amounts or on terms acceptable to us.

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

         We have incurred net losses in each fiscal year since our inception, with the exception of the fiscal year ended March 31, 1998, in which we realized nominal net income of $94,000. For the nine months ended September 30, 2003, we reported net income of approximately $2.0 million, as compared to a net loss of $1.2 million for the nine months ended September 30, 2002. However, net income for the nine months ended September 30, 2003 includes a $3.8 million gain on extinguishment of debt related to the Corlund litigation settlement. We do not expect to realize gains similar to the one attributable to the Corlund settlement in future periods. Our accumulated deficit through September 30, 2003 was approximately $34.9 million, and as of that date we had a total shareholders' equity of $3.9 million, and working capital of $4.4 million. Although we expect that our losses will subside in the future, we cannot assure you that we will attain profitable operations on a continuous basis.

         Our recurring losses from operations, cash used in operations on a recurring basis in previous periods, our accumulated deficit and our prior involvement in a dispute with a significant with a significant contract manufacturer, among other factors, raised substantial doubt about our ability to continue as a going concern and led our independent certified public accountants to include an explanatory paragraph related to our ability to continue as a going concern in their report for each of the years ended December 31, 2002 and 2001. Reports of independent auditors questioning a company's ability to continue as a going concern generally are viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing to the extent needed for our continued operations or for planned expansion, particularly if we are unable to attain and maintain profitable operations in the future. Consequently, future losses may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. We urge potential investors to review the report of our independent certified public accountants and our consolidated financial statements before making a decision to invest in Telenetics.

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

     WE DO NOT PRESENTLY HAVE A TRADITIONAL CREDIT FACILITY WITH A FINANCIAL INSTITUTION. THIS ABSENCE MAY ADVERSELY IMPACT OUR OPERATIONS.

         We do not presently have a traditional credit facility with a financial institution. The absence of a traditional credit facility with a financial institution could adversely impact our operations. If adequate funds are not otherwise available, we may be required to delay, scale back or eliminate portions of our operations and product development efforts.

     WE MAY BE UNABLE TO OBTAIN ADDITIONAL FUNDING ON SATISFACTORY TERMS, WHICH COULD INTERFERE WITH OUR EXISTING AND PLANNED OPERATIONS, DILUTE OUR SHAREHOLDERS OR IMPOSE BURDENSOME FINANCIAL RESTRICTIONS ON OUR BUSINESS.

         Historically, we have relied upon cash from financing activities to fund most of the cash requirements of our operating and investing activities. Although we have been able to generate cash from our operating activities in the past, there is no assurance we will be able to continue to do so in the future. We believe that additional sources of liquidity through debt and/or equity financing may be required to facilitate our ability to continue to fund our other plans for future growth. In that regard, we continue to work toward identifying and obtaining a credit facility.

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

In addition, deteriorating global economic conditions may cause prolonged declines in investor confidence in and accessibility to capital markets. Further, because our common stock is not listed on a national exchange, the ability of any potential or future investors to achieve liquidity from our common stock is limited, which could inhibit, if not preclude, our ability to raise additional capital on terms acceptable to us.

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

         If adequate funds are not available, we may also be required to delay, scale back or eliminate portions of our operations and product development efforts.

     IF WE DEFAULT UNDER OUR OUTSTANDING SECURED PROMISSORY NOTES, WE COULD FACE SIGNIFICANT ADVERSE CONSEQUENCES.

         As of September 30, 2003, we had outstanding promissory notes in the aggregate principal amount of approximately $6.0 million, substantially all of which is secured by substantially all of our assets. Notes with aggregate principal amounts of $2.8 million are due and payable within one year. Our 2003 replacement notes include extensive customary representations, warranties and covenants, including a cross-default covenant that would be breached if we fail to repay our other outstanding secured promissory notes. Therefore, if we default under any of our outstanding secured promissory notes, substantially all of our outstanding secured promissory notes, including our 2003 replacement notes, could become immediately due and payable and the noteholders could foreclose on substantially all of our assets.

     TO THE EXTENT OUR RE-EMPHASIS ON MARKETING AND SALES OF OUR DATA TRANSMISSION AND NETWORK ACCESS PRODUCTS IS UNSUCCESSFUL, OUR OPERATING RESULTS MAY CONTINUE TO SIGNIFICANTLY DEPEND UPON THE ACCEPTANCE BY THE UTILITY INDUSTRY OF OUR INDUSTRIAL AUTOMATION PRODUCTS.

         Our management believes that our entry into the license agreement with Motorola together with our efforts to take advantage of the worldwide distribution network developed by Motorola in connection with our licensed commercial analog and digital data transmission and network access products, provide us with a unique opportunity to capitalize on and re-emphasize the expertise we have gained through our years of development, manufacturing and marketing of data transmission and network access products. However, to the extent we are unsuccessful with our efforts toward this re-emphasis, we may need to continue to rely heavily upon sales of our AMR and other remote monitoring products to utilities, transportation authorities and other such entities.

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

         Historically, we have derived a significant portion of our revenues from a relatively limited number of customers. During the nine months ended September 30, 2003, two customers, Data Connect Enterprises and Motorola, accounted for approximately 18.6% and 10.1%, respectively, of our consolidated net sales. Although our current business strategy involves the use of multiple resellers and distributors, such as Data Connect Enterprises, who we anticipate will act as multiple customers for our products, we cannot assure you that a limited number of large customers will not continue to account for the majority of our revenues. If this occurs, the loss of any one or more of our major customers would likely have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

     IF WE ARE UNABLE TO FULFILL BACKLOG ORDERS DUE TO CIRCUMSTANCES INVOLVING US OR ONE OR MORE OF OUR CUSTOMERS, OUR ANTICIPATED RESULTS OF OPERATIONS AND CASH FLOWS WILL SUFFER.

         As of October 31, 2003, we had approximately $1.7 million in backlog orders for our products, which represented approximately seven weeks of sales volume. These orders were due in large part to our Sunrise Series(TM) products. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. The typical duration from receipt of a purchase order or other purchase commitment to shipment of the products ordered to the customer ranges from three to ten weeks depending upon the product mix and the size of the order. However, we cannot assure you that we will be successful in fulfilling orders and commitments in a timely fashion or that we will ultimately recognize as revenue the amounts reflected as backlog.

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

     OUR COMMON STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS AND IN LITIGATION AGAINST US.

         The stock market as a whole and individual stocks historically have experienced extreme price and volume fluctuations, which often have been unrelated to the performance of the related corporations. During the quarter ended September 30, 2003, the high and low closing sale prices of our common stock were $0.32 and $0.07, respectively. The market price of our common stock may exhibit significant fluctuations in the future in response to various factors, many of which are beyond our control and which include:

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

         As of October 31, 2003, we had outstanding 47,779,538 shares of common stock, a substantial portion of which were unrestricted, were eligible for resale without registration under Rule 144 of the Securities Act of 1933, or issued with registration rights. As of October 31, 2003, we also had outstanding options, warrants and a promissory note that were exercisable for or convertible into approximately 23,044,034 shares of common stock, of which 10,216,438 are fully vested and are exercisable at a price equal to or less than $0.30 per share, the closing price of a share of our common stock on October 31, 2003.

Nearly all of the shares issuable under these securities have registration rights. Sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price for our common stock. Any adverse effect on the market price for our common stock could make it difficult for us to sell equity securities at a time and at a price that we deem appropriate.

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

ITEM 3.  CONTROLS AND PROCEDURES.

         Our President and Chief Financial Officer (our principal executive officer and principal financial officer) has concluded, based on his evaluation as of September 30, 2003, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended September 30, 2003, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ARMANI LITIGATION

         On August 2, 2002, Michael A. Armani filed an action against Telenetics Corporation, Michael Taglich and David Stone in the Superior Court of California, County of Orange Central Justice Center (Case No. 02CC12884). Mr. Armani is a former executive officer and former director of Telenetics. Mr. Taglich is our Chairman of the Board and a director, and Mr. Stone is our President and Chief Financial Officer. The complaint alleged breach of contract, fraud and deceit, interference with contractual relationship and prospective advantage and inducing breach of contract. Mr. Armani sought general damages of at least $450,000 and punitive and exemplary damages in excess of $15,000,000. The complaint related to the terms and effectiveness of documentation relating to his September 2000 separation from employment with Telenetics. We filed a cross-complaint to recover approximately $212,000 of our funds that Mr. Armani loaned to himself for his own personal benefit without prior approval or authorization of our board of directors while he was an executive officer and director of Telenetics. On August 12, 2003, the Armani litigation was settled. Under the terms of the settlement, Mr. Armani will pay a total amount of $20,000 to us, $5,000 at settlement with monthly installment payments of $2,000 per month until paid in full.

CORLUND ELECTRONICS LITIGATION

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

         On June 20, 2003, we entered into a Settlement Agreement and Mutual Release, effective June 6, 2003 ("Settlement Agreement"), with Comtel Electronics, Inc. dba Corlund Electronics - Tustin and Corlund Electronics Corporation dba Corlund Electronics - Camarillo. Under the terms of the

Settlement Agreement, the Company was obligated to pay $500,000 at close, $250,000 on July 31, 2003, $250,000 on August 20, 2003 and a final payment, which was based on a reconciliation of accounts receivable received by both parties not to exceed $912,335, which was due on or before November 13, 2003.

         As part of the Settlement Agreement, we stipulated to a judgment in the amount of $5.2 million, which is $313,323 less than the net carrying value of the amounts recorded by us as due to Corlund Electronics. The $5.2 million stipulated judgment has been deemed fully satisfied by one-third upon the payment of the initial $500,000 at close, by one-sixth for each of the $250,000 payments and one-third by the final payment.

         In order to make the initial $500,000 payment at close, we obtained a short-term bridge loan from Michael Taglich, Chairman of the Board, in the amount of $50,000, and from Dolphin in the amount of $250,000, which were repaid by September 30, 2003 with interest aggregating $6,500. We prepaid each of the $250,000 payments due on June 30, 2003 and August 8, 2003. We also completed our reconciliation of accounts receivable received by both parties which resulted in a final payment due to Corlund of $212,368 rather than $912,335, which was paid on September 30, 2003. We paid an aggregate of $1,187,386, net of discounts for early payment, to Corlund through September 30, 2003.

         On October 13, 2003, in connection with the final settlement payment, we executed an amendment to the Settlement Agreement, which is effective as of September 30, 2003. As part of the amended Settlement Agreement, Corlund accepted the final payment of $212,368. We will purchase, over the next six months, all remaining inventory held by Corlund's assignee, CMA Business Credit Services, that is related to the manufacture of our products. The remaining inventory will be purchased at an aggregate below-market fixed total purchase price of $640,000, of which $160,000 was purchased on October 14, 2003.

WIRELESS INDUSTRIAL COMMUNICATIONS

         On April 21, 2003 a Demand for Arbitration/Mediation by Wireless Industrial Communications, Inc. (Wireless) was entered against our president, David Stone, with the International Centre for Dispute Resolution division of the American Arbitration Association (WIRELESS INDUSTRIAL COMMUNICATIONS, INC.
V. DAVID STONE - Case No. 50T1800020503). The amount of the claim, as filed, is $125,000. During a telephone conference call on July 7, 2003 it was established that the matter had been erroneously brought against Mr. Stone and that it should have been brought against us, if at all. During that conference call, the case caption was amended to WIRELESS INDUSTRIAL COMMUNICATIONS, INC. V. TELENETICS CORPORATION. However, we have not been served with any form of process and we have not made an appearance in the action. We understand that the arbitration demand is based on a Representation Agreement executed as August 1, 2000 by our former president, Michael Armani. That agreement provided for the exclusive sales representation of all products manufactured by us and sold in Israel, the Palestinian Territories, Jordan, Saudi Arabia and Kuwait for a five year period, and provided for a commission of 25% on sales of products installed in that territory. The agreement also provided for an exclusion of all of our current and pending customers in Saudi Arabia and Kuwait, and that the agreement could be terminated upon fifteen days notice if Wireless had no sales in the territory for a period of ten consecutive months. We also understand that the arbitration demand is based on an addendum to the Representation Agreement dated as of February 9, 2001. The addendum purports to clarify and amend the Representation Agreement such that all impediments to the full effectiveness of the agreement were deemed to be completely satisfied and removed, the term of the agreement was extended to eight years; our right to terminate the agreement was deleted, and the exclusion as to our current and pending customers was removed. Wireless has never made a sale in the territory of any of our products; never provided us with any of the required reports, forecasts or activity summaries; nor make any meaningful efforts to generate sales of our products in the territory. It is our position that there is a total failure of consideration as to both the Representation Agreement and the Addendum thereto, and, to the extent that an agreement ever existed, it was terminated as of September 15, 2001 and Wireless had not objected or disputed the termination. Accordingly, we believe that the arbitration demand made by Wireless is without merit, and we will vigorously defend this action if it proceeds.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a)      Recent Sales of Unregistered Securities

                  None.

         (b)      Dividends

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

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits
                  --------

         10.1 Settlement Agreement and Mutual Release effective August 12, 2003 between Telenetics Corporation, David Stone, Michael Taglich and Michael Armani.

         10.2 Technology Transfer, License and Distribution Agreement dated September 25, 2003 between Telenetics Corporation and Global Data, Inc. (1)

         31.1 Certifications Required by rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

          ---------------------

         (1) Filed as an exhibit to Registrant's Form 8-K for September 25, 2003 and incorporated herein by reference.

         (b)      Reports on Form 8-K
                  -------------------

                  On July 23, 2003, we filed a Form 8-K for July 15, 2003 announcing our revenue for the second quarter ended June 30, 2003. The Form 8-K included Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits and Item 9 - Regulation FD Disclosure - Information Furnished Under
Item 12 - Results of Operations and Financial Condition. The press release dated July 15, 2003 was filed as an exhibit to the Form 8-K.

                  On August 13, 2003, we filed a Form 8-K for August 8, 2003 announcing the prepayment of the third installment called for under the Settlement Agreement with Corlund Electronics. The Form 8-K included Item 5 - Other Events and Required Disclosure.

                  On September 23, 2003, we filed a Form 8-K for September 5, 2003 announcing the date and time of the 2003 annual meeting of stockholders. The Form 8-K included Item 5 - Other Events and Required Disclosure.

                  On September 29, 2003, we filed a Form 8-K for September 25, 2003 announcing the Technology Transfer, License and Distribution Agreement dated September 25, 2003 between Telenetics Corporation and Global Data, Inc. The Form 8-K included Item 5 - Other Events and Required Disclosure.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TELENETICS CORPORATION

Dated: November 5, 2003                By: /S/ DAVID L. STONE
                                          --------------------------------------
                                           David L. Stone
                                           President and Chief Financial Officer
                                           (principal financial officer and duly
                                           authorized officer)

                         EXHIBITS FILED WITH THIS REPORT

         Exhibit
         Number   Description
         ------   -----------

         10.1 Settlement Agreement and Mutual Release effective August 12, 2003 between Telenetics Corporation, David Stone, Michael Taglich and Michael Armani.

         31.1 Certifications Required by rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002