Form 10KSB
period 2003-12-31
TELENETICS CORP
filed 2004-03-30
CIK 810018

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended DECEMBER 31, 2003 OR

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

                              ---------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

The registrant's revenues for the twelve months ended December 31, 2003 were $12,330,339.

As of March 29, 2004, the aggregate market value of the common equity held by nonaffiliates of the registrant was approximately $8,789,775, The number of shares outstanding of the registrant's only class of common stock was 48,832,086 on March 29, 2004.

Transitional Small Business Disclosure Format (check one):  YES | |  NO |X|

DOCUMENTS INCORPORATED BY REFERENCE: Parts of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2003 and relating to the issuer's 2004 Annual Meeting of Shareholders are incorporated by reference into Items 9 through 12 and 14 of Part III of this Form 10-KSB.

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

         In 1998, we introduced the Omega(TM) Series product line, which was designed to provide meter reading, outage detection and reporting and other data acquisition capabilities through wireless cellular lines and dedicated or shared telephone lines.

         In July 1999, we acquired substantially all of the assets and technology of Sierra Digital Communications, Inc., or Sierra Digital, a supplier of microwave radio products. Sierra Digital designed and built wireless communication systems and short haul microwave radio communication equipment operating in the millimeter wave frequency bands for traffic control networks, industrial automation applications, as well as for wideband digital T1/E1 carrier networks, which are the most commonly deployed broadband communications network systems, and local area communications networks, or LANs, which are private networks used by businesses and other organizations to provide internal voice and data communications.

         In April 2000, we purchased the microwave-related assets of Racon, Inc., a competitor of Sierra Digital. Racon designed and built wireless communication systems and short haul microwave radio communication equipment operating in the millimeter wave frequency bands for video surveillance and other video systems. These products complemented those of Sierra Digital and thus expanded our range of microwave product offerings. During 2002, we commenced development of the DS-3 model in order to round out the capabilities of our microwave communication products offerings. We completed development of our DS-3 model at the end of 2003, which draws upon both technology obtained from Sierra Digital and Racon.

         In December 2000, we entered into a Manufacturing License and Distribution Agreement, or Motorola Agreement, with Motorola, Inc., through Motorola's Multiservice Networks Division. Under the terms of the Motorola Agreement, we obtained from Motorola a royalty-bearing ten-year non-exclusive license to manufacture, market and further develop a series of Motorola commercial grade analog and digital data transmission and network access products. We distribute these products under the name Sunrise Series(TM) through the worldwide network of certified resellers, system integrators, partners and original equipment manufacturers. As of December 31, 2003, there are no further royalties or other amounts due under the Motorola Agreement.

         In 2001, we introduced a Code Division Multiple Access, or CDMA, wireless protocol version of our Omega(TM) Series product line. In 2003 we had our first large deployment of these CDMA products and now have units in over 25 utilities worldwide undergoing evaluation for potential deployments by the utilities. We continue to further develop of our CDMA and our Global System for Mobile Communications, or GSM, versions to work with other wireless carriers and technologies worldwide.

         In 2003, we entered into a Technology Transfer, License and Distribution Agreement, or Global Data Agreement, with Global Data, Inc. to manufacture and market devices used primarily in automatic meter reading, or AMR, applications. Under the terms of the agreement, we obtained from Global Data, Inc. a twenty-year exclusive, worldwide, sublicenseable right to use, develop, manufacture, market, distribute, sell and create derivative works of all of their products and any future products that may be developed by us. In exchange for the license agreement, we have agreed among other things, to make royalty payments to Global Data, Inc., for five years beginning on September 25, 2003, equal to 5% of the net revenues generated from sales of the licensed products. We acquired production equipment, assembly and test equipment which is currently required for engineering support, manufacturing, applying and fabricating, testing and shipping the licensed products for an aggregate purchase price of $30,000 and will purchase certain inventory from Global Data, Inc. in amounts and at times to be determined solely by us.

         Our entry into the Motorola Agreement, Global Data Agreement and other agreements, together with our ongoing efforts to leverage our worldwide distribution network, continue to provide us with an opportunity to capitalize on the expertise we have gained through our years of development, manufacturing and marketing of data transmission and network access products.

INDUSTRY OVERVIEW

         Over the past several years, data communications networks have undergone major growth and have become a critical part of the global business and economic infrastructure. Many factors have contributed to this growth, including:

o a growing preference among commercial, industrial and governmental enterprises for automation of remote data acquisition and collection activities through wired and wireless communications technologies;

o a growing need by utility companies to replace their existing, large base of analog-based cellular AMR devices with devices based upon newer digital technologies. This is driven by the cellular carriers who are reallocating their scarce frequencies from analog to digital, thereby degrading the level of analog service;

o a growing demand for high-speed Internet access, which is causing a decline in demand for traditional lower speed commercial modems; and

o        a growing demand for security applications on a worldwide basis.

         Responding to the growing demand for communications services and increased competitive pressures, businesses and government organizations that rely heavily on information technology are devoting significant resources to the purchase of data transmission and network access products and other customer-specific communications products.

OUR BUSINESS STRATEGY

         We have developed expertise relating to a wide range of data transmission and network access products, industrial grade modem products and wireless products. Our goal is to become a leading provider of products and services relating to data acquisition from remote locations, data transportation between remote locations and centralized locations, and data collection at centralized locations. Our business strategy to achieve this goal includes the following elements:

         o LEVERAGE WORLDWIDE DISTRIBUTION NETWORK FOR DATA TRANSMISSION AND NETWORK ACCESS PRODUCTS. We have developed and solidified relationships with our worldwide distribution network of certified resellers, system integrators and distributors. We continue to leverage these relationships by introducing products into our global distribution network. We also consult with our distribution partners regarding the types of products they want us to supply to them and use that information in our product development and product acquisition/licensing strategies.

         o CONTINUE TO BUILD MARKET SHARE FOR OUR PRODUCTS. We have established ourselves as the source of high-end communications products and plan to continue to focus on building our market share for these commercial network access products and further develop the product lines where market demand is identified. In addition, we plan to continue to focus our efforts in the utility automation and other industrial automation and specialty product markets. We also plan to introduce new products and enhancements to meet or exceed the evolving requirements of both centralized and remote applications of our technologies. We also plan to continue to evaluate acquisition and licensing opportunities that align with our strategy and fit within our financial capabilities.

         o CONTINUE TO DEVELOP WIRELESS PRODUCTS. We continue to invest in research and development of wireless products to meet our customers' needs, with a special focus on AMR applications. We believe that the expertise we have developed and acquired/licensed in creating our existing wireless product lines enables us to enhance these products, develop new products and services and respond to emerging technologies in a cost-effective and timely manner that meets our customers' needs.

         o LEVERAGE EXISTING CUSTOMER BASE. We intend to market new products and enhancements to our existing customers. We also believe that our existing customer base represents an important source of referrals for new customers and a source of information to use in developing our product strategies.

         o DEVELOP AND EXPAND STRATEGIC RELATIONSHIPS. We plan to continue to develop our strategic relationships with data communications products and service providers in order to enhance our product and service development activities and leverage shared technologies and marketing efforts.

         o INTENSIFY OUR MARKETING ACTIVITIES. We will consider prudent investments in comprehensive targeted, product-specific marketing programs to raise awareness of Telenetics and our products, to solidify the confidence of our existing customer base and to attract new customers.


OUR PRODUCTS

         Our existing and planned data transmission products are as follows:

         o Wireless Products, which are products that facilitate the wireless transportation of data over existing public cellular networks or the wireless transportation of data and video over microwave radio links;

         o Network Access Products, which are a range of commercial grade analog and digital products used for transmitting data and accessing public and private communications networks; and

         o Industrial Grade Modem Products, which are industrial grade analog and digital data transmission and network access products, including a range of dial-up, leased line and private wire modems and accessories, that are designed to operate in extended temperatures and harsh environments.

     OUR WIRELESS PRODUCTS

         Omega(TM) Series, Star Point and EZ Star Cellular Interface Products

         Our Omega(TM) Series, Star Point and EZ Star Cellular Interface products are designed to transport data over public cellular networks using a wireless transceiver, which is a module composed of a radio receiver and transmitter. They were initially designed as analog cellular products for AMR applications that have since been installed in a wide variety of industrial automation applications throughout mainly the United States and Canada. In response to the recent growing deployment of digital wireless technologies in public cellular networks around the world, we have released digital versions of our Omega(TM) Series, Star Point and EZ Star products that incorporate both CDMA technology and GSM technology.

         CDMA is a digital wireless transmission technology that is emerging as the dominant fixed mobile networking technology in North America as well as Latin America, Europe/Russia, Asia and Africa. CDMA uses a technology called direct sequence spread spectrum transmission, which provides a flexible standard for mobile communications and allows more people to use the airwaves at the same time without cross-talk, static or interference. North American cellular carriers are reducing the quality of their analog coverage and encouraging customers to use their digital services. We believe that these actions may accelerate the need of many of our current analog cellular customers to move to digital services.

         A second digital version of our Cellular Interface Products has also been developed. It incorporates GSM technology. GSM has been available since 1991 and has emerged as the digital standard in Europe, with over 100 countries around the world firmly committed to using it. GSM is also used in many regions of the United States and Canada. Many of our customers are requiring a GSM solution, both in North America and worldwide. As with CDMA carriers, GSM carriers are reducing the quality of their analog coverage and encouraging customers to use their digital services.

         Sierra Series and Racon(TM) Series Microwave Radio Products
         -----------------------------------------------------------

         These products consist of industrial grade, extended temperature, short haul microwave radio communications equipment that have built-in antennas and operate in the millimeter wave frequency bands at 23 to 24, or billions of cycles per second, or a GHz. Applications for these products include communication of information in traffic control networks, industrial automation projects, security applications, video surveillance and video conferencing systems, T1/E1 carrier networks and local area networks, or LANs.

         Our microwave radios are also used as a high-speed link in the emerging wireless Internet market and other networking markets. We have successfully provided microwave links to clients who needed wireless connectivity and speeds of several T1 lines or several digital subscriber, or DSL, lines. With our new proprietary integrated digital multiplexor technology, our customers can save substantial amounts of time and money by purchasing an enhancement to our microwave radio products that permits formatting and transmission of up to four full T1 or E1 lines along with a 10 megabyte LAN line simultaneously over the same path. The development of our DS-3 radio, designed to round out the features capability of this product line, has been completed, tested and awaiting field trials.

     OUR NETWORK ACCESS PRODUCTS

         We license from Motorola, Global Data and others the right to manufacture, market and further develop a series of commercial grade analog and digital data transmission and network access products. These commercial grade analog and digital data transmission and network access products are designed to provide superior functionality and high reliability, especially when operating over poor quality communication lines. Many of these products are designed for use in applications where networking software is used to track performance and functionality of each part of a network.

         We have obtained registrations and approvals for these products in many jurisdictions. Examples of our commercial grade analog and digital products include:

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

         o DSU / CSU. Telephone carriers needing to send digital data over analog telephone lines use data service units, or DSUs, and customer service units, or CSUs. DSUs and CSUs are the digital equivalent of analog modems.

         o DATA / FAX MODEM. In addition to functioning as a data modem, features are included to enable users to send and receive facsimile documents.

         o DIGITAL BRIDGE. A digital bridge receives data on its main channel and transmits it simultaneously to multiple sub-channels. The sub-channels contend for and effectively share access to the main channel. The digital bridge permits multiple devices to share a computer port, or communications channel.

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

         o STARCOM MODEM PRODUCTS. Our StarStream modems are for multi-port connectivity for telemetry end-points, our StarPath modems are for reliable low-speed multi-point communications, our StarPort modems are for remote access devices in secure network environments and our StarSpeed modems are for high-speed connectivity for wireless and wireline operation.

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

MARKETS

         Our marketing and sales efforts target our global network of resellers' for the ultimate applications of our products principally in the following markets:

         o INDUSTRIAL AUTOMATION MARKET. The industrial automation market consists of a wide variety of organizations that use data communications in an automated process application, such as utilities and energy management companies. During the past several years, our primary focus has been on developing new and unique products for the automation of the electric, gas and water utility industries. Responding to deregulation and other major changes taking place within the industry, electric power utility companies have become leading advocates in promoting the implementation of automation and technological advancement as a means of achieving cost savings as they enter the competitive arena. Utilities are automating numerous distinct processes within their operating systems. Our current product range, which includes the Omega(TM) Series, Star Point and EZ Star Cellular Interface products as well as many varieties of industrial modems, is designed for and sold for use in the following processes:

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

         o COMMERCIAL MARKET. The commercial market includes business and government entities that use public and private communications networks to carry data between locations. These networks are wired analog or digital circuits and/or wireless cellular circuits that use analog modems, digital transmission devices or cellular devices to access communications networks and transmit data. We believe our Sunrise Series(TM) products are at the high end of the worldwide commercial market for data transmission and network access products. Many of these products are used in applications for multinational and national industries such as banking and finance, security, insurance, telephone, including cellular systems, private networks and national public networks, airlines, medical diagnostics, oil and gas, lotteries and many other network applications where performance and reliability are essential.

         o SPECIALTY COMMERCIAL AND INDUSTRIAL AUTOMATION MARKETS. Our marketing efforts also focus on a wide variety of other commercial and industrial applications, including remote medical diagnostics, plant and manufacturing automation, building automation and lottery and gaming systems.

MARKETING AND SALES

         Our marketing activities include product marketing, industry marketing, seminars and marketing communications. Historically, our marketing efforts have focused on product and company awareness principally through trade shows, symposiums, published papers and our web site at www.telenetics.com.

         We have entered into stocking/distribution agreements with several notable companies, including Data Connect, a Washington, DC-based major distributor of communications products, Black Box Corporation, a Pennsylvania-based worldwide provider of communications equipment, Graybar Electric, a national chain of 250 distribution centers that specializes in electrical and communications equipment for industrial and utility markets, and Rycom CCI, a distributor of communications products throughout Canada.

         Our global sales channel is extensive and, we believe, effective and knowledgeable on not only the licensed products but also on a wide array of other products. We have established relationships with the resellers, system integrators and distributors. We believe that the use of this global sales channel provides us with a competitive advantage in international data transmission and network access product markets by, among other things, enabling us to leverage our marketing and sales activities without the additional expense of a large direct sales force. We manage the global sales channel based on the following four major geographic regions:

         o        Western, Central, Eastern Europe, Middle East, and Africa
         o Asia Pacific, including mainland China, Australia, New Zealand, Pakistan and India
         o        Latin, Central and South America, Mexico and the Caribbean
         o        United States and Canada

         Through our global sales channel together with our stocking distributors Data Connect, Graybar, Black Box and Rycom CCI, we have established strategic, worldwide inventories of our products and gained access to a nationwide and international sales force. These organizations are staffed with sales professionals that are already involved with parallel products and services and are able to offer their customers the product expertise and application support vital to sales of high technology products. Our resellers add value by providing order processing, credit and significant sales and technical support. Our resellers generally are responsible for identifying potential customers, selling our products as part of complete solutions and, in some cases, customizing and integrating our products at end users' sites. We establish relationships with most resellers through written agreements that provide prices, discounts and other material terms and conditions under which the distributor is eligible to purchase our products for resale. These agreements generally do not grant exclusivity to the resellers, prevent the resellers from carrying competing product lines or require the resellers to sell any particular dollar amount of our products, although the contracts may be terminated at our election if specified sales targets and end user satisfaction goals are not attained. We believe that this multi-channel sales strategy encourages broad market coverage by allowing our sales personnel to create demand for our products while giving customers the flexibility to choose the most appropriate delivery channels.

         Although we are excited about the international expansion opportunities provided by our global distribution network, we acknowledge that international sales are subject to risks, including various regulatory requirements, political and economic changes and disruptions, tariffs or other barriers, difficulties in staffing and managing foreign sales operations, and potentially adverse tax consequences. In addition, fluctuations in exchange rates may render our products less competitive to local product offerings or expose us to foreign currency exchange losses.

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

         Three major competitors for our Sunrise Series(TM) commercial analog and digital data transmission and network access products are Multitech Systems, Paradyne Networks, Inc. and 3-Com (formerly U.S. Robotics). Multitech has a mid-range and mid-priced product line that competes on price in some markets but that we believe lacks the general high-end features and performance of the Sunrise Series(TM) products. Nonetheless, Multitech has a substantial share of the market, particularly in the United States and Western Europe. Paradyne has an high-end modem series that is comparable to the Sunrise Series(TM) and competes substantially in some markets and directly into the our customer base. Competition from 3-Com generally is limited to their high-end models sold primarily in Eastern Europe and the United States. In addition, there is competition in various regions and countries around the world from local manufacturers in Taiwan, Korea, Western Europe, Australia and other regions. Generally, this competition is localized and tends to be less of a threat globally due to the competitors' lack of extensive approvals in, and exposure to, the markets in other countries. Also this local competition tends to be on the lower end of the price and performance range.

         We believe that although our Sunrise Series(TM) products have been in use for many years, demand for these products remains high for two main reasons. First, because these products have high reliability and functionality, customers have designed them into their complex and growing communications networks, and many local telephone networks have incorporated these products into their network management systems. Second, we continuing the process of obtaining registrations and approvals of the Sunrise Series(TM) products in appropriate jurisdictions in order to, among other things, enable multi-national networks to specify a single Sunrise Series(TM) product and be assured it is approved for use in the relevant jurisdictions.

         In the utility automation market, major providers of complete systems include Itron Inc., Siemens, ABB Power T&D, Schlumberger Ltd., Alstom and GE Harris. At the present time, we do not compete with these companies. Rather, we seek to supply them with our various industrial grade modem products and wireless products (including our Omega(TM) Series, Star Point and EZ Star products), for inclusion in their projects. Our cellular-based communications products also compete with alternative wireless technology solutions, notably fixed wireless networks, licensed radio systems, and Satellite systems . We also recognize that the suppliers of complete systems mentioned above are or may become capable of developing and manufacturing their own data communications solutions.

         In the vertical market segment of AMR, which is a segment of the broader utility automation market and a key focus for Telenetics, we believe that we do have significant competition from other companies primarily in North America. Nertec, located in Canada and Comverge, located in New Jersey, are the most active in the market with products competing with our Omega(TM), StarPoint and EZ Star series of AMR cellular-based remote communications devices. Both companies have developed and successfully marketed their cellular based products to some of the major utilities. We have a large installed base of our earlier Omega(TM) analog versions, which we believe will most likely need replacement as analog cellular networks are replaced by the newer digital cellular services.

         Our Microwave Radio business division currently focuses on the lower end of the market where our radios are used largely for transmitting full motion video signals for security monitoring applications. Current customers for our Sierra Series and Racon(TM) Series microwave radios are spread through as many as 40 countries, with over 7,000 radios installed. We conduct the majority of our microwave radio business with network integrators located in Israel, Korea,

Saudi Arabia, and the United States. Texaco (Chevron) has used these radios to create the backbone for a wireless network that is used to monitor oil well production and operating parameters in remote locations where landlines are not available. Also, the United States government uses microwave systems at Navy and Air Force targeting and gunnery ranges in order to transmit video for scoring purposes. Microwave was chosen for this purpose due to damage that terrestrial lines sustain during practice bombing and gunnery sorties.

         Microwave technology also competes with other technologies, especially spread spectrum radio, which has developed the indoor wireless LAN market and has captured a substantial portion of short-range building-to-building LAN extension business. Spread spectrum products offer lower cost than microwave products but provide lesser performance. Also, spread spectrum products do not require an operational license (as they operate in an unlicensed frequency band), which means that spread spectrum products do not involve the administrative effort and cost that is required to file for an FCC license for microwave products, but spread spectrum products bear the risk to the user of interference that cannot be predicted and may not be easily resolved.

CUSTOMERS

         Through our resellers and stocking distributors, our products are marketed and sold to a broad range of domestic and foreign industrial, commercial and governmental organizations. During 2003 two customers, Data Connect Enterprises and Motorola, accounted for approximately 21.0% and 10.5%, respectively, of our consolidated net sales. No other customers individually accounted for more than 10% of our net sales during 2003.

         Although our current business strategy involves the use of multiple resellers and distributors as customers for our products, a limited number of large customers could continue to account for the majority of our revenues. In that event, a loss of our most significant customers would have a material adverse effect on our results of operations and financial condition. Selected major customers are listed below.


         Motorola, Inc. (several divisions)          Central Bank of Russia
         Data Connect Enterprises (DCE)              National Bank of Greece
         SITA/EQUANT (several divisions)             British Telecom
         General Electric (several divisions)        Alstom Esca
         Elster (Formerly ABB)                       Siemens (several divisions)
         San Diego Gas and Electric                  Saudi Airlines


         In addition to the selected customers listed above, a wide range of companies and organizations purchase our industrial grade wired and wireless data communications products. End-user customers include utility companies and state and municipal authorities. We also enjoy close relationships with a large number of major manufacturers and system integrators that have designed our products and technologies into their own products and systems.


TECHNICAL SUPPORT, CUSTOMER SERVICE AND WARRANTIES

         We are committed to providing quality technical support because we believe that technical support services, including pre- and post-sales application support, product repair and warranty support, are essential to effective sales programs. Historically, our employees at our facilities in Lake

Forest, California, for modems and cellular products, and in Rocklin, California, for microwave products, have performed our technical support and customer service functions. Our technical analysts answer technical support calls directly and generally provide same-day or next-day response to questions that cannot be resolved in the initial phone call. We also provide support through our Internet web site, which provides technical information to answer hardware and software compatibility questions and enables customers to contact our technical support and customer service personnel via electronic mail.

         Companies that provide worldwide technical support call center services and product repair services generally offer one or more of the following levels of support:

         o        Level 1 - Basic Installation Support Via Telephone
         o        Level 2 - Application Support Via Telephone
         o        Level 3 - Product Repair At Major Sub-Assembly Level
         o        Level 4 - Product Repair At Component Level

         We have begun working with resellers and distributors to provide Level 1 and Level 2 support for various products. Although development of our relationships with outside technical support and customer service providers initially is focused upon our Sunrise Series(TM) products, we intend to outsource technical support and customer service functions relating to our other products to the extent favorable opportunities arise.

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

         Our products currently are manufactured, assembled, tested and shipped from our Lake Forest and Rocklin, California facilities. Our involvement in the process with regard to most of our products consists primarily of final assembly, functional testing, quality control and shipping. Also, we use third-party contract manufacturers for certain component and circuit board assembly and testing functions and have developed strategic relationships with several qualified and reliable assembly houses.

         We use third-party contract manufacturers to produce the majority of our Sunrise Series(TM) commercial data transmission and network access products. During 2001 and 2002 Corlund Electronics, Inc., a privately-held ISO 9001-certified manufacturer based in Tustin, California manufactured product for us. In February 2003, our relationship with Corlund terminated. Prior to that, during 2002, we began to use Hana Microelectronics Public Co., Ltd., a publicly-held manufacturing concern certified under ISO 9002, ISO 14001 and QS 9000 standards, to manufacture certain of our products. Hana is based in Bangkok Thailand and Mainland China. During April 2003, we began acquiring certain of our products from Probe Manufacturing Industries, Inc., a privately held manufacturing concern certified under ISO 9002 standards based in Costa Mesa, California. Since we entered the Global Data licensing agreement in September of 2003, SAS Manufacturing, a privately held manufacturer in Corona, California has been providing certain products previously manufactured by Global Data. Since 2001, we have sold raw materials that we purchased from Motorola for the purpose of manufacturing the Sunrise Series(TM) products to each of our contract manufacturers, and anticipate continuing to do so for the foreseeable future. In addition, we have loaned testing equipment to Hana and Probe that is needed in the manufacturing process. For the products they manufacture on a turn key basis, each contract manufacturer performs component purchasing, full product assembly, testing and preparation for shipment of both base products, which are of a generic type and are identical, and final products, which are specially configured or modified to fill a particular customer order or need. For the products they manufacture on a board level basis, we perform the final product assembly, final testing and preparation for shipment. Our arrangements with Hana, Probe and SAS are on a product-by-product basis.

         We also use third-party contract manufacturers to provide consignment manufacturing of subassemblies and base products. For nearly a decade we have used Astronic, a privately held manufacturing concern certified under ISO 9001 and 9002 standards based in Foothill Ranch, California. Under these arrangements Astronic performs product assembly or subassembly, and testing. We perform component purchasing, final assembly and preparation for shipment of the products. Our arrangements with Astronic are also on a product-by-product basis.

         We and/or our contract manufacturers perform extensive testing and inspection of all of our products prior to shipment. Units are labeled with both a serial number and part number/revision identification and are stamped with test verification and inspection stamps to permanently mark the products. We are enhancing test procedure comprehensiveness to include testing of custom requirements in addition to our standard and default tests. Certificates of compliance are issued with each shipment that can be traced back to the final test technician and inspector. Failure analysis reports are issued as a general practice for any repaired units rather than on a request basis.

         We believe that outsourcing of selected manufacturing and assembly processes has aided in minimizing both inventory and capital expenditures for us, including our fixed labor costs, while providing flexibility in production scheduling and capacity. Accordingly, we currently intend to continue to take advantage of outsource manufacturing and production opportunities that exist or may arise.

BACKLOG

         As of March 29, 2004, we had $2.0 million in backlog orders for our products, which orders were due in large part to our Sunrise Series(TM) products. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. However, we cannot assure you that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

         The typical duration from receipt of a purchase order or other purchase commitment to shipment of the products ordered to the customer ranges from three to ten weeks depending upon the product mix and the size of the order.

         Our backlog as of March 29, 2004 represented approximately eight weeks of sales volume. We anticipate that the backlog of orders for products during 2004 will be consistent with approximately nine weeks of sales volume, subject to possible seasonal fluctuations and our ability to identify and obtain sufficient sources of working capital.

PRODUCT DEVELOPMENT

         Our product development efforts are directed toward enhancing existing products and developing new products in order to meet changing end-user needs and to support an increasing number of applications. We believe our existing expertise in data transmission and network access product production, modular design and international standards-compliant interfaces and protocols, which are devices and computer instructions that allow two or more communications devices to communicate with one another, provides us with a strong technology base to pursue this objective. Our product development efforts focus on the following principles:

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

         o        MIGRATION TOWARD WIRELESS PRODUCTS AND TECHNOLOGIES.
                  Consistent with the above principles, and in response to the growing deployment of digital wireless technologies in public cellular networks around the world, we have released digital versions of our Omega(TM) Series, StarPoint and EZ Star products that incorporate both CDMA and GSM technologies

         o EMPHASIS ON MODULAR TECHNOLOGY. Our data transmission and network access products generally are designed so that they can easily be expanded or upgraded and can easily be integrated into a customer's existing hardware infrastructure. A modular architecture also enables us to develop data communications hardware modules that address new market needs or comply with changes in data communications standards without re-engineering an entire hardware product.

         o IMPROVEMENT OF EXISTING TECHNOLOGY. We seek to expand the features and functionality of our existing product lines through technology modifications and enhancements to meet the changing needs of our customers. We continuously review the design and manufacturing process of our products to determine areas of potential product cost savings or enhanced product quality and reliability.

         As of March 29, 2004, we employed nine persons in engineering, six of whom were engaged primarily in product development and we routinely utilize several contract engineers. The majority of our product development efforts are focused on new and enhanced cellular based products. Engineering and product development expenses during the years ended December 31, 2003 and 2002 totaled $1.2 million and $1.5 million, respectively.

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

INTELLECTUAL PROPERTY

         We currently rely on a combination of contractual rights, copyrights, trademarks and trade secrets to protect our proprietary rights. However, it is possible that several of our current products and some of our products in development may benefit from patent protection. If appropriate, we will file patent applications for various products with the United States Patent and Trademark Office. Although we currently rely to a great extent on trade secret protection for much of our technology and we intend in the future to rely on patents to protect a portion of our technology, we cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop comparable or superior technologies or obtain unauthorized access to our proprietary technology.

         We own, license or have otherwise obtained the right to use certain technologies incorporated in our products. For example, under our agreements with Motorola and Global Data, we obtained royalty-bearing licenses to manufacture, market and further develop a series of products. If we are unable to comply with the terms of our agreements, we will lose our license relating to the licensed products. If this were to occur, we would be unable to capitalize on these sales opportunities and could become subject to breach of contract or other liabilities.

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

GOVERNMENT REGULATION AND INDUSTRY STANDARDS

         Our products are designed to comply with a significant number of industry standards and regulations, some of which are evolving as new technologies are deployed. In the United States, our products must comply with various regulations defined by the United States Federal Communications Commission, or FCC, and Underwriters Laboratories, or other nationally recognized test laboratories, as well as industry standards established by Telcordia Technologies, Inc., formerly Bellcore, and the American National Standards Institute. Internationally, our products must comply with standards established by the European Committee for Electrotechnical Standardization, the European Committee for Standardization, the European Telecommunications Standards Institute, and telecommunication authorities in various countries as well as with recommendations of the International Telecommunications Union. The regulatory process in the United States and foreign countries can be time-consuming and can require the expenditure of substantial resources. In many foreign countries, obtaining required regulatory approvals might take significantly longer than in the United States. We cannot assure that the FCC or foreign regulatory agencies will grant the requisite approvals for any of our products on a timely basis, or at all. The failure of our products to comply, or delays in compliance, with the various existing and evolving standards could negatively impact our ability to sell our products. United States and foreign regulations regarding the manufacture and sale of modems and other data communications devices are subject to future change. We cannot predict what impact, if any, such changes may have upon our business.

         Our products also are subject to statutes governing safety and environmental protection. We believe that we are in substantial compliance with these statutes and are not aware of any proposed or pending safety or environmental rule or regulation that, if adopted, would have a material impact on our business or financial condition.

EMPLOYEES

         As of March 29, 2004, we employed 57 people, of which 56 were full-time employees. We consider our relations with our employees to be good. None of our employees are represented by a labor union.

ITEM 2.       DESCRIPTION OF PROPERTY.

         Our corporate headquarters is located in Lake Forest, California in a leased corporate and manufacturing facility consisting of 26,232 square feet of space. The lease has an initial term of five years and one five-year option to extend. The monthly base rent is approximately $26,000, and the lease includes an annual 3% rent escalation provision. This lease terminates in August 2004. We are in the process of considering whether to move to a new location, or stay in our current location by exercising our five-year option to extend or to negotiate a new lease agreement.

         We also maintain a facility in Rocklin, California which is subject to a month-to-month lease with monthly rent of approximately $3,800. Our facility in Rocklin consists of 4,680 square feet.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) We held our 2003 annual meeting of shareholders on November 7, 2003. As of the close of business on September 19, 2003, the record date for the meeting, we had outstanding 47,579,538 shares of common stock. A total of 42,166,219 shares of common stock were represented in person or by proxy at the meeting and constituted a quorum.

         (b) Management's nominees for election as directors were: Michael N. Taglich, Robert Schroeder, William C. Kosoff, Gary Arnold and David B. Parshall. All nominees were elected as directors in the meeting.

         (c)(i) Proposal 1: To elect five directors:

                      Nominee                For            Withhold Authority
                      -------                ---            ------------------
               Michael N. Taglich         41,653,574                512,645
               Robert Schroeder           41,673,574                492,645
               William C. Kosoff          41,448,341                717,878
               Gary Arnold                41,683,574                482,645
               David B. Parshall          41,673,559                492,660

         (c)(i) Proposal 2: To ratify the selection of Haskell & White LLP as our independent certified public accountants to audit our financial statements for the year ending December 31, 2003:

               For:                        41,733,114
               Against:                       428,475
               Abstain:                         4,630

         (d) Not applicable.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

         Below are the high and low closing bid prices of our common stock for the periods shown, as obtained from Pink Sheets LLC, a research service that compiles quote information reported on the National Association of Securities Dealers composite feed or other qualified interdealer quotation medium. The quotations listed below reflect interdealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions. Our common stock trades on the OTC Bulletin Board under the symbol "TLNT".

                                                              PRICE RANGE
                                                         ---------------------
                                                         LOW              HIGH
                                                         ---              ----
         2002:
         First Quarter (January 1 - March 31)            $0.18            $0.58
         Second Quarter  (April 1 - June 30)              0.10             0.22
         Third Quarter  (July 1 - September 30)           0.06             0.12
         Fourth Quarter (October 1 - December 31)         0.07             0.09

         2003:
         First Quarter (January 1 - March 31)            $0.07            $0.10
         Second Quarter (April 1 - June 30)               0.06             0.08
         Third Quarter (July 1 - September 30)            0.07             0.31
         Fourth Quarter (October 1 - December 31)         0.17             0.38

         As of March 29, 2004, we had 48,832,086 shares of common stock outstanding held of record by approximately 500 shareholders, and the high and low sale prices of our common stock on the OTC Bulletin Board on that date were $0.18 and $0.155, respectively. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms which, in turn, hold shares of stock for beneficial owners.

         We have never paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We are restricted from paying dividends on our common stock under state law, the terms of certain of our promissory notes. We currently anticipate that we will retain any earnings for use in the continued development of our business.

         Our authorized capital stock consists of 100,000,000 shares of common stock, no par value per share, and 5,000,000 shares of preferred stock, no par value per share. All 5,000,000 authorized shares of preferred stock are undesignated. As of March 29, 2004 we had 48,832,086 shares of common stock outstanding and no shares of preferred stock outstanding. The following is a summary description of our capital stock.

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

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this document. This report and our consolidated financial statements and the related notes contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

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

         During 2003, our total revenues were $12.3 million, of which $8.0 million, or 65.2%, was attributable to data transmission and network access products, $2.7 million, or 21.9%, was attributable to industrial grade modem products, and $1.6 million, or 12.8%, was attributable to our wireless products.

         During 2002, our total revenues were $16.1 million, of which $11.9 million or 73.9% was attributable to data transmission and network access products, $3.2 million, or 20.1%, was attributable to industrial grade modem products, and $968,000, or 6.0%, was attributable to our wireless products.

         We derived a significant portion of our revenues during 2003 from sales to customers and distributors located outside of the United States. Our foreign sales primarily were in Canada and Europe. We anticipate that foreign sales will account for a majority of our revenues during 2004 and that sales of our industrial grade modem products and our wireless products will increase as a percentage of our total revenues in the future. Revenues are recorded when products are shipped if shipped FOB shipping point or when received by the customer if shipped FOB destination.

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

         o        Reserves for warranties; and

         o        Valuation of debt obligations.

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

         RESERVES FOR OBSOLETE INVENTORY. Our management estimates the degree to which our inventory will become obsolete or unmarketable in the future. Management analyzes current technological changes and advances, economic trends, our customers' expected needs, quantities of inventory on hand, any revisions to our product offering, and historical inventory turnover when evaluating inventory for obsolescence or unmarketability. We then write down our inventory by an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

         RESERVES FOR WARRANTIES. Our products generally are covered by warranties for periods ranging up to two years. Management must estimate the cost of product warranties and record that cost at the time we recognize revenue. Our warranty reserve represents our best estimate of the amounts necessary to cover the costs of future and existing claims on products sold as of the balance sheet date. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, warranty claim activity, materials usage and service delivery costs incurred in correcting a product failure. Our management has relied on the best historical information available for an analysis of product warranty returns. Should actual product failure rates, warranty claim activity, material usage or service delivery costs differ from our estimates, revisions to the reserve for warranties would be required, which would result in an adjustment to our gross profit.

         VALUATION OF DEBT OBLIGATIONS. We are required to disclose the fair value of each of our financial instruments, which is the amount for which the instrument could be exchanged in a current transaction between willing parties. Our financial instruments include debt obligations that are convertible into common stock and/or are issued with other rights to acquire our common stock. In determining the fair value of these debt obligations, we value all rights to acquire common stock and record that value as a discount to the debt obligation and as an increase in the carrying value of our common stock. The result is that the net carrying value of the debt obligation is less than the amount that will ultimately be paid.

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

         As to the $2,137,500 in new debt, the estimated value of the rights to acquire common stock under the investor warrants was $747,000. Based on governing accounting pronouncements, the transaction included a beneficial conversion feature valued at approximately $908,000. Therefore, the aggregate valuation discount for the value of all rights to acquire our common stock relating to these notes was approximately $1,654,000, which we are charging to interest expense over the term of the notes. As a result, the initial net carrying value of the $2,137,500 of notes representing new debt was approximately $483,000. The valuation discount resulted in an approximate $1,654,000 increase in both the carrying value of our common stock and our total shareholders' equity. During the years ended December 31, 2003 and 2002, we charged approximately $386,000 and $498,000, respectively, of the valuation discount to interest expense.

         As to the $2,227,500 of replacement notes issued in exchange for cancellation of existing debt, the estimated value of the rights to acquire common stock under the related investor warrants was $403,000. Based on governing accounting pronouncements, the transaction included a beneficial conversion feature. The original unamortized beneficial conversion feature relating to the cancelled notes exceeded the value of the beneficial conversion feature calculated for the replacement notes. Therefore, we did not record an additional valuation discount for the replacement notes. However, the remaining unamortized balance of the original discount of $384,000 is being charged to interest expense over the term of the replacement notes. Therefore, the aggregate net valuation discount for the value of all rights to acquire our common stock relating to the cancelled and replacement notes was approximately $786,000, and the initial net carrying value of the $2,227,500 of replacement notes was approximately $1,441,000. The valuation discount relating to the investor warrants issued in connection with the replacement notes resulted in an approximate $403,000 increase in both the carrying value of our common stock and our total shareholders' equity. During the years ended December 31, 2003 and 2002, we charged approximately $195,000 and $199,000, respectively, of the valuation discount to interest expense.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND
2002

         The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:


                                                        Years Ended December 31,
                                                          2003          2002
                                                        --------      -------
Net sales .........................................       100.0%       100.0%
Cost of sales .....................................       (72.7)       (70.0)
                                                        --------      -------
Gross profit ......................................        27.3         30.0
Operating expenses:
     Selling, general and administrative ..........       (27.1)       (26.1)
     Engineering and product development ..........       (10.0)        (9.6)
     Gain on extinguishment of debt ...............        30.4          7.4
     Impairment of investment in technology and
       goodwill ...................................       --            (1.7)
                                                        --------      -------
Income (loss) from operations .....................        20.7         --
Interest expense ..................................       (15.6)       (12.4)
Gain (loss) on sale of assets .....................        --            0.2
Income taxes ......................................        (0.5)        --
                                                        --------      -------
Net income (loss) .................................         4.6%       (12.2)%
                                                        ========      =======

         NET SALES. Net sales for the year ended December 31, 2003 were $12.3 million as compared to $16.1 million for the year ended December 31, 2002, a decrease of $3.8 million or 23.3%. The decrease in net sales primarily was a result of decreased sales of our Sunrise Series(TM) products under the license we obtained from Motorola in December 2000. Sales of our Sunrise Series(TM) products totaled $7.8 million during 2003 as compared to $10.9 million in 2002, a decrease of $3.1 million relating primarily to a reduction in the amount of international sales of these products and from an approximately 10% reduction in customer pricing on the Sunrise Series(TM) products. We anticipate that we will maintain this pricing structure for Sunrise Series(TM) products for the foreseeable future. Management believes the decrease in Sunrise Series(TM) products primarily was a result of the residual effects of the war in Iraq and weak demand due to the overall economic environment. The Sunrise Series(TM) product line was especially susceptible to the effects of the war because most of the sales of this product line come from international markets. We expect that as the international markets and economies stabilize, we will be able to recover a portion of the sales of these Sunrise Series(TM) products. The decrease in sales of the Sunrise Series(TM) product line was partially offset by $1.1 million of sales of our newly introduced AMR products.

         COST OF SALES. Cost of sales for 2003 was $9.0 million as compared to $11.3 million for 2002, a decrease of $2.3 million or 20.3%. Cost of sales increased as a percentage of sales to 72.7% for 2003 from 70.0% for 2002. The decrease in cost of sales resulted partially from the decrease in the volume of sales, the lack of inventory losses in connection with Corlund Electronics during 2003 as compared to a loss of $241,000 for 2002, partially offset by an increase in the reserve for inventory of $758,000 during 2003 as compared to $100,000 for 2002. In addition, during 2003, manufacturing overhead increased to $1.9 million as compared to $1.8 million in 2002. Management believes that the current amount of manufacturing overhead and cost of sales will remain relatively stable for 2004. During our third quarter 2003, we began receiving deliveries of our Sunrise Series(TM) products from contract manufacturers selected to replace Corlund Electronics. The prices of these products met our original expectations under the agreement with Corlund Electronics, the quality was comparable, and the deliveries were timely. With the repricing of the Sunrise Series(TM) products acquired from Corlund Electronics, pursuant to the settlement, and the pricing received from replacement vendors, we realized an aggregate reduction in costs of our Sunrise Series(TM) products, beginning in June 2003, of approximately 31% of the aggregate costs we had been paying Corlund for those products. We have passed on a portion of the benefit of the reduced costs of the Sunrise Series(TM) products to our customers in the form of reduced pricing, which we anticipate will continue in the foreseeable future.

         GROSS PROFIT. Gross profit decreased by $1.5 million, or 30.4%, to $3.4 million for 2003 as compared to $4.8 million for 2002. Gross profit decreased as a percentage of net sales to 27.3% for 2003 as compared to 30.0% for 2002. The decrease in gross profit and gross margin is primarily due to a write- off of inventory of approximately $758,000, of which $430,000 is due to inventory shrinkage and $353,000 is due to a provision for obsolete inventory.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $864,000, or 20.6%, to $3.3 million for 2003 as compared to $4.2 million for 2002, and increased as a percentage of net sales to 27.1% for 2003 from 26.1% for 2002. The decrease in these expenses resulted from a $404,000 decrease in legal and accounting professional fees as a result of better management of professional resources, which fees we anticipate will stabilize at their current levels for the foreseeable future, with the exception of projected additional costs related to our compliance with the provisions of the Sarbanes-Oxley Act. In addition, we experienced a $268,500 decrease in amortization relating to the Sierra Digital and Racon intangibles, which were written off at December 31, 2002, a decrease of $158,000 due to the absence in 2003 of a write off of the then remaining note balance due from Michael Armani, former President and former Chairman of the board and current recoveries from the related litigation settlement, a $55,000 reduction in depreciation expense due to the full amortization of our office furniture and a trade show booth during the first quarter of 2003, a decrease of $54,000 due to the absence of litigation settlements in 2003, and a $52,000 reduction in the non-cash amortization of employee and non-employee option compensation, the majority of which was fully amortized at December 31, 2002. These decreases were offset by an increase of $132,000 in outside sales services.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses decreased by $317,000, or 20.5%, to $1.2 million during 2003 from $1.5 million during 2002, and increased as a percentage of net sales to 10.0% in 2003 from 9.6% during 2002. This decrease in engineering and product development expenses was primarily due to the absence in 2003 of $427,000 in employee and non-employee option compensation which was fully amortized at December 31, 2002. In addition, expenses associated with our eflex division have decreased approximately $250,000 to $61,000 due to the closing of the Florida facility in May 2003 and reassignment of personnel to other administrative functions, which expenses we anticipate should stabilize at their current level. These reductions were offset by an increase of $85,000 in salary expense due to an increase in engineering staff, an increase of $156,000 in the utilization of outside engineering product contractors associated with certain new product development and a $43,000 increase in product certification costs. We believe the engineering expenses will continue to approximate the current level for the remainder of 2004.

         GAIN ON DEBT EXTINGUISHMENT. Gain on debt extinguishment increased by $2.6 million, or 217.2%, to $3.8 million during 2003 from $1.2 million during 2002, and increased as a percentage of net sales to 30.4% in 2003 from 7.4% during 2002 primarily due to our settlement of the Corlund litigation in June 2003 which resulted in a gain of $3.7 million, net of costs. We recorded gains of $1.2 million in 2002. The gains in 2002 were primarily attributable to a settlement in January 2002 of an account payable of approximately $905,000 for $150,000, which resulted in a gain of $695,000, net of commission, in addition to other settlements of accounts payable obligations, the Motorola settlement and the Knobbe Martin note payable for less than the carrying value of those obligations. We do not expect to realize gains similar to the one attributable to the Corlund settlement in future periods.

         IMPAIRMENT OF INVESTMENT IN TECHNOLOGY AND GOODWILL. After the 2003 introduction of our new DS-3 model product, which replaces the technology acquired from Racon and Sierra Digital, we expect the sale of products acquired from Racon and Sierra Digital will be limited to replacements for, or expansion of, existing installations. In addition, we reevaluated patents that have not yet been implemented. Through these reevaluations, we determined that there no longer existed sufficient evidence to support the carrying value of these assets. Therefore, at December 31, 2002 we expensed the $170,500 unamortized value of these intangibles and the $98,000 capitalized value of patents applications that have not been issued.

         INCOME (LOSS) FROM OPERATIONS. Income from operations increased by approximately $2.6 million to $2.5 million for 2003 from a $2,000 loss for 2002 and increased as a percentage of net sales from 0% for 2002 to 20.7% for 2003. The increase in income from operations was primarily due to a $3.7 million gain on extinguishment of debt, which relates to the Corlund litigation settlement as discussed above. We do not expect to realize gains similar to the one attributable to the Corlund settlement in future periods. Exclusive of the gain on extinguishment of debt, income from operations decreased from 2002 by $19,000 due to the decrease in gross profit which is offset by decreases in operating expenses described above.

         INTEREST EXPENSE. Interest expense decreased by $67,000, or 3.4%, to $1.9 million during 2003 as compared to $2.0 million during 2002. The decrease in interest expense primarily was attributable to the decrease in non-cash interest expense related to the amortization of the beneficial value ascribed to conversion rights, investor warrants and to offering costs.

         GAIN ON SALE OF ASSETS. In April 2002, we realized a gain of $35,000 on the sale of certain test equipment. There were no sales of assets in 2003.

         INCOME TAXES. Income taxes increased by $60,000 to $61,000 during 2003 as compared to $800 during 2002 due to the suspension of net loss carryforwards by the state of California. In 2003 and 2002 we were in a loss carryforward position for federal income tax purposes. At December 31, 2003, the components of our deferred tax assets and liabilities were comprised primarily of the future tax benefit of our net operating loss carryforwards of approximately $6.0 million. The use of the net operating loss carryforwards could be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of our continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of deferred tax assets is not more likely than not. Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of December 31, 2003.

         NET INCOME (LOSS). Net income for the year ended December 31, 2003 increased by $2.5 million, or 128.8%, to $564,000, or 4.6%, of net sales as compared to a net loss of approximately $2.0 million, or 12.2%, of net sales for the year ended December 31, 2002. The increase in net income primarily was due to the $3.7 million gain on extinguishment of debt, which relates to the Corlund litigation settlement as discussed above. We do not expect to realize gains similar to the one attributable to the Corlund settlement in future periods. Exclusive of the gain on extinguishment of debt, net loss increased by $46,000 due to the $1.5 million decrease in gross profit, $60,000 increase in income taxes, which was offset by the $864,000 decrease in selling, general and administrative expenses, the $317,000 decrease in engineering and product development expenses, the $268,000 decrease in impairments of investments in technology and $67,000 decrease in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

         During 2003, we financed our operations and capital expenditures primarily through product sales, and deposits from customers.

         In 2001, our revolving line of credit with Celtic Capital Corporation was terminated. This situation adversely impacted our operations. In the absence of a viable credit facility, we discharged the obligations we incurred in connection with our acquisition of finished goods inventory of our Sunrise SeriesTM products from Corlund Electronics by assigning, with full recourse, certain of our accounts receivable to Corlund Electronics. This arrangement was designed to facilitate the continued acquisition of product from Corlund Electronics and to serve as an additional source of liquidity in the absence of a traditional credit facility with a financial institution. This arrangement continued through January 2003 just prior to the termination of the relationship with Corlund Electronics. We have not yet secured a replacement credit facility.

         As of December 31, 2003, we had working capital of $3.4 million, which reflected a $1.6 million increase from our $1.8 million working capital at December 31, 2002. As of December 31, 2003, we also had an accumulated deficit of $36.3 million and $1.5 million in net accounts receivable. In addition, at that date we had promissory notes in the aggregate amount of $3.0 million (stated net of unamortized valuation discounts of $2.2 million), of which $42,000 was due to related parties.

         Net cash provided in our operating activities amounted to $4.1 million during the year ended December 31, 2003, which was an increase of $4.9 million from the $886,000 that we used during the year ended December 31, 2002. This was primarily attributable to changes in assets and liabilities, which was a function of a decrease in inventory of $1.8 million, a decrease of accounts receivable of $770,000, an increase in customer deposits of $2.3 million and a net increase in accounts payable and accrued expenses of $293,000. Net cash provided by our operating activities reflected a $3.8 million gain on debt extinguishment during the year ended December 31, 2003, primarily due to the Corlund litigation settlement and a $758,000 increase in the provision for inventory.

         The increase in the advance payments from customers includes a payment of approximately $2 million received from one of our significant customers for which we have neither records of amounts due and payable, nor records of confirmed orders for the delivery of product. Upon receiving this payment, we contacted the customer to inquire as to the nature and details relating to the payment. The customer has not yet responded with those details. We believe that this payment may have been made in error and we intend to conduct a reconciliation of our records to the customer's records, once they are received, to obtain a full understanding and proper resolution of this issue. While we believe that a significant portion of the customer payment will need to be refunded, we are not certain of the extent of the refund, especially in light of the fact that we expect to book orders that could result in the application of some portion of these funds as a deposit against those orders. However, there can be no assurance that orders will actually be received or if received, that the customer will agree to the application of this recent payment to the new orders. If the customer does not agree to the application of these funds, we may be required to repay all or a substantial portion of this customer payment. As of March 12, 2004, we have substantially used our cash balances for operations, including the proceeds of this customer deposit.

         As of March 29, 2004, we had $2.0 million in backlog orders for our products. These orders were due in large part to our Sunrise Series(TM) products and represents approximately eight weeks of sales volume. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. The typical duration from receipt of a purchase order or other purchase commitment to shipment of the products ordered to the customer ranges from three to ten weeks depending upon the product mix and the size of the order. However, we cannot assure you that we will be successful in fulfilling such orders and commitments in a timely fashion or that we ultimately will recognize as revenue the amounts reflected as backlog.

         Net cash used in our investing activities amounted to $56,000 and $11,000 during 2003 and 2002, respectively. This was attributable to our acquisition of equipment related to the Global Data license agreement in 2003 and delivery equipment in 2002.

         Net cash used in financing activities amounted to $2.1 million during 2003. This primarily was attributable to the net payments of debt in the aggregate amount of $1.8 million and the $1.2 million in payments related to the Corlund settlement which were offset by $1.0 million note payable and $300,000 bridge loan. In addition, warrants aggregating $45,000 were exercised.

         Effective March 1, 2003, we entered into modification agreements with the holders of $4,365,000 in principal amount of our senior secured convertible promissory notes due in 2005, or 2002 notes, pursuant to which we issued amended and reissued replacement notes, or 2003 replacement notes. The 2003 replacement notes issued under these modification agreements represent unpaid principal and accrued interest through September 30, 2003, and bear interest at 9% per annum commencing March 1, 2003. Interest payments on the amended and restated notes are due quarterly in arrears and commenced September 30, 2003. Principal payments on these 2003 replacement notes are due quarterly on February 15, May 15, August 15 and November 15 in each year commencing on August 15, 2003. The amount of the quarterly principal payments equal to 10% of the then outstanding principal balance for the holders of the 2003 replacement notes with the exception of Dolphin Offshore Partners, L.P., which will be 5% of the then outstanding principal balance. All unpaid principal and accrued interest will be due and payable at maturity on March 1, 2006. Cross- default provisions apply to secured debt only. All of the outstanding warrants to purchase our common stock that were issued to the 2002 note holders in connection with the issuance of the 2002 notes were amended to provide for a fixed exercise price equal to the then current exercise price of $0.44064 per share. In addition, for each $1.00 of principal and accrued interest outstanding on February 28, 2003, each 2002 note holder received 3.5 shares of our common stock. The holders of the 2002 notes have been issued 15,678,662 shares of our common stock along with 2003 replacement notes. The shares of common stock issued in connection with the issuance of the 2003 replacement notes, including the shares of common stock underlying the modified warrants, carry piggyback registration rights. Under the terms of the modification agreements, the holders of 2003 replacement notes agreed to waive any and all defaults under the 2002 notes.

The following table outlines payments due under our significant contractual obligations over the next five years, exclusive of interest:


                                                          Payments Due by Period
   Contractual                  ------------------------------------------------------------------------------
 Obligations At                                     Less than 1        1 - 3           4 - 5        After 5
 December 31, 2003                   Total             year            Years           Years         Years
                                ------------------------------------------------------------------------------
Long Term Debt                   $5,626,558        $2,717,168        $2,909,390         $    --        $   --

Capital Lease Obligations             7,029             4,218             2,811              --            --

Operating Leases                    214,936           214,936                --              --            --

Unconditional Purchase
Obligations                       1,237,250           898,638           338,612              --            --
                                ------------------------------------------------------------------------------

Total Contractual Cash
Obligations                      $7,085,773        $3,834,960        $3,250,813          $   --        $   --
                                ==============================================================================

         The above table outlines our obligations as of December 31, 2003 and does not reflect the changes in our obligations that occurred after that date.

         Our consolidated financial statements as of and for the years ended December 31, 2003 and 2002 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this annual report and in Note 2 to those consolidated financial statements, excluding the gain on extinguishment of debt, we have suffered recurring losses from operations, we have limited cash resources, an accumulated deficit and a large unresolved deposit from a significant customer. These factors, among others, raised substantial doubt about our ability to continue as a going concern and led our independent certified public accountants to include an explanatory paragraph in their reports related to our ability to continue as a going concern. The consolidated financial statements included in this annual report do not include any adjustments that might result from the outcome of this uncertainty.

         We have implemented programs that have resulted in reduced cost structures, improved operating efficiencies and a reduction in our liabilities. Based on the implementation of these programs and the receipt of a $2 million customer deposit, we believe that the current and future available resources of liquidity will be adequate to meet our requirements for at least the next twelve months. If, however, our capital requirements or cash flow vary materially from our current projections including any requirement to repay the customer deposit or if unforeseen circumstances occur, we may require additional financing. If adequate funds are not available, we may also be required to delay, scale back or eliminate portions of our operations and product development efforts.

         We believe that securing a replacement credit facility would help us continue to increase our gross margin by enabling us to more efficiently manage our purchases from our suppliers and realize better pricing opportunities. Accordingly, we are seeking a replacement credit facility, however, we currently do not have any commitments for such credit facility.

         The 2003 replacement notes are secured by all of our inventory, and some of our other outstanding promissory notes are secured by substantially all of our assets, all of which provisions will restrict our ability to obtain debt and/or equity financing. In addition, the effects of ongoing military actions against terrorists may cause prolonged declines in global economic conditions and investor confidence in and accessibility to capital markets. Further, in light of our delisting from the Nasdaq SmallCap Market in September 2001, the ability of any potential or future investors to achieve liquidity from our common stock could be severely limited, which could inhibit, if not preclude, our ability to raise additional working capital on a timely basis, in sufficient amounts or on terms acceptable to us.

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

EFFECT OF INFLATION

         We believe that inflation has not had a material effect on our net sales or profitability in recent years. However, we are aware of the possible future effects of deflation and its interaction with currency exchange rates. Further weakening of the United States dollar could restart inflation in prices of imported goods or services. Deflation in markets where we buy components for our products would be to our advantage. Deflation in the markets where we sell our products would be to our disadvantage.

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

         We have incurred net losses in each fiscal year since our inception, with the exception of the fiscal year ended March 31, 1998, in which we realized nominal net income of $94,000. For the year ended December 31, 2003, in which we reported a net income of approximately $564,000. However, net income for the year ended December 31, 2003 includes a $3.7 million gain on extinguishment of debt related to the Corlund litigation settlement. We do not expect to realize gains similar to the one attributable to the Corlund settlement in future periods. Our accumulated deficit through December 31, 2003 was approximately $36.3 million, and as of that date we had a total shareholders' equity of $2.5 million, and working capital of $3.4 million. We cannot assure you that we will attain profitable operations on a continuous basis.

         Our recurring losses from operations, excluding gains on extinguishment of debt, our limited cash resourses, an accumulated deficit and a large unresolved deposit from a significant customer that, among other factors, raised doubt about our ability to continue as a going concern and led our independent certified public accountants to include an explanatory paragraph related to our ability to continue as a going concern in their report for each of the years ended December 31, 2003 and 2002. Reports of independent auditors questioning a company's ability to continue as a going concern generally are viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing to the extent needed for our continued operations or for planned expansion, particularly if we are unable to attain and maintain profitable operations in the future. Consequently, future losses may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. We urge potential investors to review the report of our independent certified public accountants and our consolidated financial statements before making a decision to invest in Telenetics.

IF WE ARE REQUIRED TO REPAY OUR SIGNIFICANT CUSTOMER DEPOSIT UPON DEMAND, WE WOULD BE REQUIRED TO SEEK ADDITIONAL FINANCING. IF WE WERE UNABLE TO OBTAIN THIS FINANCING, OUR BUSINESS WOULD SUFFER.

         During 2003, we received a customer deposit of approximately $2.0 million for which we have no records of amounts due and payable, nor records of confirmed orders for the delivery of product to this customer. As of the date of this report, we do not have sufficient cash to repay the deposit in full if the customer were to seek repayment. Accordingly, if such a demand were made, we would be required to seek significant financing to meet this requirement. We may not be able to obtain the financing needed to respond to a payment demand or, if available, this financing may not be on terms acceptable to us. Because this customer is one of our significant customers, any failure to secure this financing could have a material adverse effect on our relationship with the customer and on our business, prospects, financial condition, results of operation and cash flows.

TERRORIST ACTS, WARS AND INTERNATIONAL CONFLICTS MAY SERIOUSLY HARM OUR
BUSINESS.

         Terrorist acts, wars and international conflicts around the world may disrupt the operations of our suppliers, our retail customers and our company. This could have a significant negative impact our sales and revenues. The terrorist attacks that took place in the United States on September 11, 2001, the subsequent wars in Afghanistan and Iraq, terrorist attacks in other countries, and other international conflicts and acts of aggression create significant economic and political uncertainties, some of which may materially harm our business, financial condition and results of operations.

IF WE DEFAULT UNDER OUR OUTSTANDING PROMISSORY NOTES, WE COULD FACE SIGNIFICANT ADVERSE CONSEQUENCES.

         As of March 29, 2004, we had outstanding promissory notes in the aggregate principal amount of approximately $5.2 million substantially all of which is secured by substantially all of our assets. Notes with aggregate principal amounts of $2.7 million are due and payable during 2004. Our 2003 replacement notes include extensive customary representations, warranties and covenants, including a cross-default covenant that would be breached if we fail to repay our other outstanding secured promissory notes. Therefore, if we default under any of our outstanding secured promissory notes, substantially all of our outstanding secured promissory notes, including our 2003 replacement notes, could become immediately due and payable and the noteholders could forclose on substantially all of our assets.

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

         Historically, we have relied upon cash from financing activities to fund most of the cash requirements of our operating and investing activities. Although we have been able to generate some cash from our operating activities in the past, there is no assurance we will be able to continue to do so in the future. We believe that additional sources of liquidity through debt and/or equity financing may be required to facilitate our ability to continue to fund other plans for future growth. In that regard, we continue to work toward identifying and obtaining a credit facility.

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

         Historically, we have derived a significant portion of our revenues from a relatively limited number of customers. In fact, during 2003, two customers, Data Connect Enterprises and Motorola, accounted for approximately 21.0% and 10.5%, respectively, of our consolidated net sales. Although our current business strategy involves the use of multiple customers for our products, we cannot assure you that a limited number of large customers will not continue to account for the majority of our revenues. If this occurs, the loss of any one or more of our major customers would likely have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

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

         As of March 29, 2004, we had approximately $2.0 million in backlog orders for our products, which represented approximately eight weeks of sales volume. These orders were due in large part to our Sunrise Series(TM) products. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. The typical duration from receipt of a purchase order or other purchase commitment to shipment of the products ordered to the customer ranges from three to ten weeks depending upon the product mix and the size of the order. However, we cannot assure you that we will be successful in fulfilling orders and commitments in a timely fashion or that we will ultimately recognize as revenue the amounts reflected as backlog.

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

WE RELY HEAVILY ON OUR MANAGEMENT AND BOARD OF DIRECTORS, AND THE LOSS OF THEIR SERVICES COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

         Our success is highly dependent upon the continued services of key members of our management and board of directors, including our Chairman of the Board, Michael N. Taglich, and our CEO, President and Chief Financial Officer, David L. Stone. The loss of Mr. Taglich, Mr. Stone or one or more other key members of our management or board of directors could have a material adverse effect on us because each of these individuals has experience and skills upon which we draw heavily in our day-to-day operations and/or strategic planning activities. We do not maintain key-man life insurance policies on any member of management. Mr. Taglich is not an employee of Telenetics. We do not have an employment contract with Mr. Stone.

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

         We own, license or have otherwise obtained the right to use certain technologies incorporated in our products. For example, under our agreement with Motorola, we obtained a ten-year non-exclusive license to manufacture, market and further develop a series of commercial grade analog and digital data transmission and network access products. If we are unable to comply with the terms of our agreements, we will lose our license relating to the licensed products. If this were to occur, we would be unable to capitalize on this sales opportunity and could become subject to breach of contract or other liability.

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

OUR COMMON STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS AND IN LITIGATION AGAINST US.

         The stock market as a whole and individual stocks historically have experienced extreme price and volume fluctuations, which often have been unrelated to the performance of the related corporations. During the year ended December 31, 2003, the high and low closing sale prices of our common stock were $0.06 and $0.38, respectively. The market price of our common stock may exhibit significant fluctuations in the future in response to various factors, many of which are beyond our control and which include:

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         None.

ITEM 8A.   CONTROLS AND PROCEDURES.


         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2003, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended December 31, 2003, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information appearing under the caption "Election of Directors," including the subcaption "Compliance with Beneficial Ownership Reporting Rules" contained in our definitive proxy statement for the 2004 Annual Meeting of Shareholders, or the Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003 is incorporated into this item by reference.

ITEM 10.      EXECUTIVE COMPENSATION.

         The information appearing under the caption "Election of Directors," including the subcaption "Compensation of Executive Officers," contained in the Proxy Statement is incorporated into this item by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The information appearing under the caption "Election of Directors," including the subcaptions "Beneficial Ownership of Principal Security Holders and Management," and "Equity Compensation Plan Information," contained in the Proxy Statement is incorporated into this item by reference.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information appearing under the caption "Election of Directors," including "Certain Relationships and Related Transactions," contained in the Proxy Statement is incorporated into this item by reference.

ITEM 13.      EXHIBITS, LIST AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

         Reference is made to the Index to Exhibits that follows the consolidated financial statements contained in this report.

         (b)      REPORTS ON FORM 8-K.

         During the quarter ended December 31, 2003, the Registrant filed a Form 8-K on October 17, 2003 announcing the prepayment of the final installment called for under the Settlement Agreement with Corlund Electronics. The Form 8-K included Item 5 - Other Events and Required Disclosure.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The information appearing under the caption "Principal Accountant Fees and Services," contained in the Proxy Statement is incorporated by reference into this item.

                             TELENETICS CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Consolidated Financial Statements as of and for the Years Ended
---------------------------------------------------------------
December 31, 2003 and 2002
--------------------------

Report of Haskell & White LLP, Independent Certified Public Accountants......F-2

Consolidated Balance Sheet as of December 31, 2003...........................F-3

Consolidated Statement of Operations for the years ended
  December 31, 2003 and 2002.................................................F-5

Consolidated Statement of Shareholders' Equity (Deficit) for the year ended December 31, 2002...................................................F-6

Consolidated Statement of Shareholders' Equity (Deficit) for the year ended December 31, 2003...................................................F-7

Consolidated Statements of Cash Flows for the years ended
  December 31, 2003 and 2002.................................................F-8

Notes to Consolidated Financial Statements for the years ended
  December 31, 2003 and 2002................................................F-11

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



         The Board of Directors and Shareholders
         Telenetics Corporation

         We have audited the accompanying consolidated balance sheet of Telenetics Corporation and subsidiary as of December 31, 2003, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telenetics Corporation and subsidiary as of December 31, 2003 and the consolidated results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed more fully in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, excluding gains on extinguishment of debt, has limited cash resources, has an accumulated deficit and a large unresolved deposit from a significant customer that, among other things, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         /S/ HASKELL & WHITE LLP
         HASKELL & WHITE LLP

         Irvine, California
         March 12, 2004


                                  TELENETICS CORPORATION
                                CONSOLIDATED BALANCE SHEET





                                          ASSETS

Current assets:
   Cash (Notes 2 and 5)                                                   $ 1,919,662
   Accounts receivable, net of allowance for doubtful
     accounts of $343,305                                                   1,465,397
   Inventories (Note 3)                                                     5,779,667
   Prepaid expenses and other current assets                                  379,682
                                                                          ------------

Total current assets                                                        9,544,408

Property, plant and equipment, net (Note 4)                                   330,849
Debt offering costs, net of accumulated amortization of $1,580,044
   (Note 7)                                                                   691,503
Other assets                                                                   87,424
                                                                          ------------

                                                                          $10,654,184
                                                                          ============







               See accompanying notes to consolidated financial statements.


                                  TELENETICS CORPORATION
                          CONSOLIDATED BALANCE SHEET (CONTINUED)
                                     DECEMBER 31, 2003

                      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current portion of related party debt (Note 6)                               $     41,957
  Current portion of notes payable (Note 7)                                         936,978
  Current portion of convertible subordinated debt (Note 8)                         443,021
  Accounts payable (Note 12)                                                        813,940
  Accrued expenses                                                                1,492,131
  Advance payments from customers (Note 5)                                        2,422,315
                                                                               -------------

Total current liabilities                                                         6,150,342

Notes payable, less current portion (Note 7)                                      2,011,351
                                                                               -------------

Total liabilities                                                                 8,161,693
                                                                               -------------

Commitments and contingencies (Notes 5, 6 and 12)
Subsequent events (Note 8)

Shareholders' equity (deficit) (Note 9):
  Preferred stock, no par value. Authorized 5,000,000 shares; no
     shares issued and outstanding                                                       --
  Common stock, no par value. Authorized 100,000,000 shares;
     issued and outstanding 48,433,233 shares                                    38,864,275
  Subscriptions receivable                                                          (35,590)
  Accumulated deficit                                                           (36,336,194)
                                                                               -------------

Total shareholders' equity                                                        2,492,491
                                                                               -------------

                                                                               $ 10,654,184
                                                                               =============


               See accompanying notes to consolidated financial statements.


                                       TELENETICS CORPORATION
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                               YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                       2003                2002
                                                                  -------------        -------------
Net sales (Notes 13 and 15)                                       $ 12,330,339         $ 16,082,628
Cost of sales (Note 13)                                             (8,967,451)         (11,251,620)
                                                                  -------------        -------------

Gross profit                                                         3,362,888            4,831,008

Operating expenses:
  Selling, general and administrative                               (3,335,441)          (4,199,370)
  Engineering and product development                               (1,231,489)          (1,548,533)
  Impairment of investments in technology and goodwill                      --             (268,455)
  Gain on debt extinguishment (Note 14)                              3,753,137            1,183,135
                                                                  -------------        -------------

Income (loss) from operations                                        2,549,095               (2,215)

Interest expense (Notes 6, 7, and 8)                                (1,924,407)          (1,991,788)
Gain on sale of assets                                                      --               35,115
                                                                  -------------        -------------

Income (loss) before income taxes                                      624,688           (1,958,888)

Income taxes (Note 10)                                                 (60,800)                (800)
                                                                  -------------        -------------

Net income (loss)                                                 $    563,888         $ (1,959,688)
                                                                  =============        =============

Income (loss) applicable to common shareholders (Note 11):

      Basic and diluted                                           $    563,888         $ (2,095,098)
                                                                  =============        =============


Basic and diluted income (loss) per common share (Note 11)        $       0.01         $      (0.07)
                                                                  =============        =============


                    See accompanying notes to consolidated financial statements.

                                                      TELENETICS CORPORATION
                                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                   YEAR ENDED DECEMBER 31, 2002

                                                                                   Receivable
                                                                                     from
                                Preferred Stock       Common Stock   Subscriptions  Related    Unearned    Accumulated
Notes 7, 9 and 10               Shares Amount     Shares      Amount    Receivable   Party   Compensation    Deficit        Total
----------------------------    ------ ------   ----------  ----------- --------- ----------- ----------- -------------   ----------
Balance at December 31, 2001       --  $  --   27,373,423  $34,219,815  $(39,500) $(139,000)  $(284,013)  $(34,804,984) $(1,047,682)
Stock issued upon conversion of
   2000 Series A Preferred Stock   --     --    1,152,365      128,779        --          --          --            --      128,779
Stock issued in satisfaction of
   accounts payable                --     --       70,899       30,725        --          --          --            --       30,725
Stock issued upon conversion of
   debt                            --     --      200,000       20,000        --          --          --            --       20,000
Amortization of non-employee
   stock options and warrants      --     --           --      210,262        --          --          --            --      210,262
Amortization of unearned
   compensation                    --     --           --           --        --          --     280,789            --      280,789
Subscription receivable for
   accrued expenses                --     --           --           --     1,500          --          --            --        1,500
Warrants repriced in connection
   with  debt conversion           --     --           --      329,024        --          --          --     (135,410)      193,614
Beneficial conversion feature of
   convertible subordinated debt   --     --           --      907,535        --          --          --            --      907,535
Stock and warrants issued in
   connection with legal
   settlement                      --     --      175,000       13,515        --          --          --            --       13,515
Warrants issued in connection
   with
   subordinated debt transaction   --     --           --    1,265,248        --          --          --            --    1,265,248
Warrants issued in connection
   with
   Corlund contract amendment      --     --           --       15,414        --          --          --            --       15,414
Provision for uncollectable
   related party receivable
   (Note 7)                        --     --           --                     --     133,450          --            --      133,450
Apply directors fees to related
   party receivable (Note 7)                                                           5,550                                  5,550
Net loss                           --     --           --           --        --          --          --    (1,959,688)  (1,959,688)
                                ------ ------   ----------  ----------- --------- ----------- ----------- -------------   ----------
Balance at December 31, 2002       --  $  --   28,971,687  $37,140,317  $(38,000) $       --  $   (3,224) $(36,900,082) $   199,011
                                ====== ======   ==========  =========== ========= =========== =========== =============   ==========

                                   See accompanying notes to consolidated financial statements.

                                                      TELENETICS CORPORATION
                                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                   YEAR ENDED DECEMBER 31, 2003




                                Preferred Stock     Common Stock         Subscriptions     Unearned      Accumulated
                                Shares Amount    Shares       Amount       Receivable    Compensation      Deficit         Total
                                  ---- ------ ------------ -------------  -------------  -------------  -------------  -------------
Balance at December 31, 2002        -- $  --   28,971,687  $ 37,140,317   $    (38,000)  $     (3,224)  $(36,900,082)  $    199,011

Compensation for non-employee
   stock options and warrants       --    --           --        51,719             --             --             --         51,719
Amortization of unearned
   compensation                     --    --           --            --             --          3,224             --          3,224
Common stock issued to directors
   in satisfaction of accounts
   payable                          --    --      637,666        47,825             --             --             --         47,825
Common stock issued as bonus        --    --    1,877,575       140,818             --             --             --        140,818
Common stock issued in connection
   with modification of 2002 notes  --    --   15,678,662     1,411,080             --             --             --      1,411,080
Common stock issued in connection
   with modification of 10% notes   --    --      384,375        30,750             --             --             --         30,750
Stock issued upon conversion of
   Series A (2000) Preferred Stock  --    --       36,240         1,618             --             --             --          1,618
Cancellation of shares pursuant
    to litigation settlement
    (Note 7)                        --    --       (6,667)       (4,500)            --             --             --         (4,500)
Exercise of warrants                --    --      853,695        44,648             --             --             --         44,648
Accounts payable applied to
    subscription receivable         --    --           --            --          2,410             --             --          2,410
Net income                          --    --           --            --             --             --        563,888        563,888
                                  ---- -----  ------------ -------------  -------------  -------------  -------------  -------------
Balance at December 31, 2003        -- $  --   48,433,233  $ 38,864,275   $    (35,590)  $         --   $(36,336,194)  $  2,492,491
                                  ==== =====  ============ =============  =============  =============  =============  =============


                                   See accompanying notes to consolidated financial statements.


                                       TELENETICS CORPORATION
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                               YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                 December 31,      December 31,
                                                                     2003              2002
                                                                 ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                             $   563,888       $(1,959,688)
   Adjustments to reconcile net income (loss) to cash
     provided by (used in) operating activities:
       Depreciation and amortization                               1,591,629         1,840,376
       Compensation for non-employee stock options                    51,719           210,262
       Amortization of unearned compensation for employee
         options                                                       3,224           280,789
       Provision for inventory obsolescence                          757,998           470,352
       Provision for doubtful accounts                                    --            22,281
       Provision for sales returns & allowances                           --            17,331
       Gain on debt extinguishment                                (3,753,137)       (1,183,135)
       Cancellation of shares pursuant to litigation
         settlement                                                   (4,500)               --
       Write-off of receivable from related party                         --           133,450
       Impairment of investments in technology and goodwill               --           268,455
       Gain on sale of assets                                             --           (35,115)
       Litigation settlements                                             --            38,238
       Changes in operating assets and liabilities:
           Accounts receivable                                       770,300           266,699
           Inventories                                             1,809,550        (2,824,973)
           Prepaid expenses and other current assets                (257,268)           42,486
           Other assets                                              (25,439)           (2,470)
           Accounts payable                                         (493,931)        1,626,700
           Accrued expenses                                          787,199          (144,931)
           Advance payments from customers (Note 5)                2,262,420            47,139
                                                                 ------------      ------------

Net cash provided by (used in) operating activities                4,063,652          (885,754)
                                                                 ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                        (55,852)          (10,695)
                                                                 ------------      ------------

Net cash used in investing activities                                (55,852)          (10,695)
                                                                 ------------      ------------


                    See accompanying notes to consolidated financial statements.



                                       TELENETICS CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                               YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                  December 31,      December 31,
                                                                      2003              2002
                                                                  ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank overdraft                                                    (110,859)         (234,947)
   Repayments of related party debt, net                             (341,620)         (121,644)
   Proceeds from notes payable                                      1,000,000           300,000
   Repayments of notes payable                                     (1,204,796)         (973,779)
   Proceeds of convertible promissory notes, net                           --         1,885,040
   Repayments of convertible promissory notes                        (330,000)               --
   Proceeds of bridge loan                                            300,000                --
   Repayments of bridge loan                                         (300,000)               --
   Payments on Corlund settlement                                  (1,187,386)               --
   Proceeds from exercise of  warrants                                 44,648                --
                                                                  ------------      ------------

Net cash (used in) provided by financing activities                (2,130,013)          854,670
                                                                  ------------      ------------

NET INCREASE (DECREASE) IN CASH                                     1,877,787           (41,779)

Cash, beginning of period                                              41,875            83,654
                                                                  ------------      ------------

Cash, end of period                                               $ 1,919,662       $    41,875
                                                                  ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
   Interest                                                       $   606,953       $   537,266
                                                                  ============      ============

   Income taxes                                                   $       800       $       800
                                                                  ============      ============

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
   Issuance of common stock upon conversion of 2000 Series A
     preferred stock:                                             $     1,618       $   128,779
                                                                  ============      ============

                    See accompanying notes to consolidated financial statements.



                                       TELENETICS CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                               YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                               December 31,    December 31,
                                                                  2003             2002
                                                               -----------     -----------
Issuance of common stock upon conversion of debt               $       --      $   20,000
                                                               ===========     ===========
Issuance of common stock for litigation settlements            $       --      $   13,515
                                                               ===========     ===========
Warrants issued in connection with Corlund contract
  amendment                                                    $       --      $   15,414
                                                               ===========     ===========
Warrants repriced in connection with note conversion to
  equity                                                       $       --      $  329,024
                                                               ===========     ===========
Issuance of common stock in satisfaction of accounts
  payable                                                      $       --      $   30,725
                                                               ===========     ===========
Issuance of common stock in satisfaction of accrued
  directors compensation                                       $   47,825      $       --
                                                               ===========     ===========
Issuance of common stock in satisfaction of accrued bonus      $  140,818      $       --
                                                               ===========     ===========
Issuance of common stock in connection with 2002 notes
  modification                                                 $1,411,080      $       --
                                                               ===========     ===========
Issuance of common stock in connection with 10% notes
  modification                                                 $   30,750      $       --
                                                               ===========     ===========
Accrued legal fees transferred to debt offering costs          $   39,434      $       --
                                                               ===========     ===========
Accrued interest transferred to 2002 notes                     $  273,943      $       --
                                                               ===========     ===========
Interest transferred to 10% notes                              $   12,710      $       --
                                                               ===========     ===========
Accounts payable transferred to convertible notes              $  167,861      $       --
                                                               ===========     ===========
Fixed assets surrendered in lieu of rent                       $   37,977      $       --
                                                               ===========     ===========
Convertible notes transferred to notes payable                 $1,585,082      $       --
                                                               ===========     ===========
Reinvestment of notes payable into convertible
  subordinated debt                                            $       --      $  112,500
                                                               ===========     ===========
Convertible subordinated debt issued in satisfaction of
  accounts payable                                             $       --      $  516,960
                                                               ===========     ===========
Valuation of warrants issued in connection with
  subordinated debt transactions                               $       --      $1,265,248
                                                               ===========     ===========
Beneficial conversion feature of convertible subordinated
  debt                                                         $       --      $  907,535
                                                               ===========     ===========
Note payable to Corlund Electronics in satisfaction of
  accounts payable                                             $       --      $1,500,000
                                                               ===========     ===========
Imputed dividend in connection with conversions of Series
  A  Preferred Stock                                           $       --      $  135,410
                                                               ===========     ===========
Reduction in subscriptions receivable in satisfaction of
  accrued expenses                                             $       --      $    1,500
                                                               ===========     ===========

                    See accompanying notes to consolidated financial statements.

                             TELENETICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


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

     REVENUE RECOGNITION

     Revenue is recognized upon shipment, or receipt of the product by the customer, pursuant to the terms of the respective contractual arrangement, if the revenue is fixed and determinable and collection of the resulting receivable is reasonably collectible. Cash received in advance of the delivery of products has been recorded as advance payments from customers in the accompanying consolidated balance sheet. Sales are made with the right of return. Provisions for estimated returns are made in the period in which the related revenues are recorded and are based upon historical experience and expected future trends.

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

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     LONG-LIVED ASSETS

     The Company reviews the carrying amount of its long-lived assets and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the year ended December 31, 2002, the Company determined that certain Racon and Sierra Digital technology and patents had been impaired. No impairments were identified during the year ended December 31, 2003.

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

     STOCK-BASED COMPENSATION

     The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for its employee stock option plans, unless the exercise price of options granted is less than fair market value on the date of grant. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FASB 123"), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Additionally, non-employee stock options are accounted for under FASB 123, on a prospective basis.

     If the Company had elected the fair value method of accounting for stock-based compensation, compensation cost would be accrued at the estimated fair value of all stock option grants over the service period, regardless of later changes in stock prices and price volatility. The fair value at date of grant for options granted during the year ended December 31, 2002 has been estimated based on a modified Black-Scholes valuation model with the following assumptions: no dividend yield; expected volatility of 73.9% to 116.83% in 2002, based on historical results; risk-free interest rates of 3.93% to 4.29% in 2002; and average expected lives of 5 years in 2002.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The weighted average fair value of the options granted during 2002 was $0.09 per share. There were no options granted in 2003.

     The following table sets forth the net loss and loss per share amounts for the periods presented as if the Company had elected the fair value method of accounting for employee stock options.

                                                                  YEAR ENDED           YEAR ENDED
                                                                 DECEMBER 31,         DECEMBER 31,
                                                                     2003                 2002
                                                               ----------------     ----------------
       NET INCOME (LOSS)
             As reported                                       $       563,888      $    (1,959,688)
             Deduct: Total stock-based employee
                compensation expense determined under
                fair value based method for all awards                      --             (189,258)
                                                               ----------------     ----------------
             Pro forma                                         $       563,888      $    (2,148,946)
                                                               ================     ================

       BASIC AND DILUTED INCOME (LOSS) PER SHARE
               Basic income (loss) per share as reported       $          0.01      $         (0.07)
                                                               ================     ================
               Proforma                                        $          0.01      $         (0.08)
                                                               ================     ================

             Diluted income (loss) per share as reported       $          0.01      $         (0.07)
                                                               ================     ================
             Pro forma                                         $          0.01      $         (0.08)
                                                               ================     ================

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

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     EARNINGS (LOSS) PER SHARE AND SHARES OUTSTANDING

     Earnings (loss) per share is calculated pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of the Company (see Note 11).

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. This statement defines fair value of a financial instrument as the amount for which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2003, the fair value of all financial instruments approximated carrying value.

     The carrying amounts of accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short maturity of these items. The Company believes the carrying amounts of its related party debt, subordinated promissory notes and convertible note approximate fair value because the interest rates on these instruments approximate market interest rates currently available to the Company.

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

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year consolidated financial statements to be consistent with the 2003 presentation.


2.   LIQUIDITY AND GOING CONCERN

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2003, the Company had working capital of $3.4 million and an accumulated deficit of $36.3 million. The Company generated income from operations of $2.5 million during the year ended December 31, 2003, which includes a gain on extinguishment of debt of $3.8 million. However, excluding the gains on extinguishment of debt, the Company has had recurring losses from operations, limited cash resources, an accumulated deficit and a large unresolved deposit from a significant customer. These factors, among others, raised substantial doubt about the Company's ability to continue as a going concern.

     The Company has taken actions in an effort to become profitable and improve cash flow from operations in the future. Since the change in management in May 2002, the Company has announced six new products to round out its line of commercial and industrial modems in the low to mid price range. Significant shipments of the Company's new digital automatic meter reading products commenced during the three months ended June 30, 2003 and accounted for more than $1.1 million of revenue for the year ended December 31, 2003. The Company also has completed the development of a DS-3 model to round out the features capability of its microwave product line. At December 31, 2003, the initial beta test model was complete, tested and ready for field trials. The Company expects to begin shipping to beta test customers during 2004. All of these products will be marketed through the Company's existing distribution channels. The Company has also taken action to expand its distribution channels into China. While there can be no assurance of the success of these actions, the Company expects they will provide new revenue opportunities during 2004. The incremental operating expenses, other than cost of goods sold associated with the sales of new products, has represented only a small portion of the amount of incremental sales from these revenue opportunities.

     In addition, since May 2002, the Company has taken action to reduce its salary and wage expenses and other operating costs, which has had a positive effect on the Company's cash flow. Operating cash flow for the year ended December 31, 2003 improved by $4.9 million over the year ended December 31, 2002 which includes a $2 million payment received from one of our significant customers for which we have neither records of amounts due and payable, nor records of confirmed orders for the delivery of product (See Note 5). The Company has restructured its debt obligations and negotiated settlements of its trade accounts payable resulting in substantial discounts. The Company has also negotiated with holders of an aggregate of $4.9 million of its notes to extend and modify the terms of these notes (see Note 7). The Company expects that these term debt extensions and reductions in accounts payable will improve its ability to attract a senior lender.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


2.   LIQUIDITY AND GOING CONCERN (CONTINUED)

     During the three months ended June 30, 2003, the Company began receiving deliveries of its Sunrise Series(TM) products from contract manufacturers selected to replace Corlund Electronics, the Company's previous contract manufacturer. The prices of these products met the original expectations the Company had pursuant to its agreement with Corlund Electronics, the quality was comparable, and the deliveries were timely. In June 2003, the Company also negotiated a settlement of its long-standing disputes with Corlund Electronics, which included a reduction in the carrying value of inventory acquired from Corlund Electronics to the originally expected prices. These actions have had a positive effect on the gross margins of the Sunrise Series(TM) products, which management believes will continue. The Company's settlement with Corlund Electronics resulted in a $4.2 million reduction in the net carrying value of amounts due to Corlund Electronics. The Company expects that the resolution of long outstanding issues with Corlund Electronics will also improve the Company's ability to attract a senior lender.

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


3.   INVENTORIES

     Inventories consist of the following:

                                                        December 31, 2003
                                                       -------------------

     Raw materials                                     $        4,811,562
     Work-in-process                                              188,595
     Finished goods                                               779,510
                                                       -------------------
                                                       $        5,779,667
                                                       ===================

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


4.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                            December 31, 2003
                                                            ------------------

     Furniture and fixtures                                 $         133,667
     Equipment                                                        940,713
     Leasehold improvements                                           421,731
     Assets held under capital lease obligations                      192,338
                                                            ------------------

                                                                    1,688,449
     Accumulated depreciation and amortization                     (1,357,600)
                                                            ------------------

                                                            $         330,849
                                                            ==================

     Included in accumulated depreciation and amortization is $187,606 of amortization related to assets held under capital lease obligations at December 31, 2003.

5.   CUSTOMER DEPOSITS

     The Company has received a payment of approximately $2 million from one of its significant customers for which the Company has neither records of amounts due and payable, nor records of confirmed orders for the delivery of product. Upon receiving this payment, the Company contacted the customer to inquire as to the nature and details relating to the payment. The customer has not yet responded with those details. The Company believes this payment may have been made in error or may have been made pursuant to the customer's interpretation of their obligations under previous contracts. The Company intends to conduct a reconciliation of its records to the customer's records, once they are received, to obtain a full understanding and proper resolution of this issue. The customer has continued to pay all other amounts due to the Company as they become payable. While the Company believes that a significant portion of the customer payment may need to be refunded, the Company is not certain of the extent of the refund, especially in light of the fact that it expects to book orders that could result in the application of some portion of these funds as a deposit against those orders. However, there can be no assurance that orders will actually be received or if received, that the customer will agree to the application of this payment to the new orders. If the customer does not agree to the application of these funds, the Company may be required to repay all or a substantial portion of this customer payment. As of March 12, 2004, the Company has substantially used its cash balances for operations, including the proceeds of this customer deposit.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


6.   RELATED PARTY TRANSACTIONS

     RELATED PARTY DEBT

     A summary of related party debt follows:

                                                             December 31, 2003
                                                            ------------------

     Payable to SMC                                         $          33,310
     Payable to Terry Parker                                            8,647
                                                            ------------------

                                                                       41,957
     Current portion                                                  (41,957)
                                                            ------------------

                                                            $              --
                                                            ==================


     PAYABLE TO SHALA SHASHANI LUTZ / SMC GROUP

     Shala Shashani Lutz served as a member of the Company's board of directors from September 1996 to May 2002, and as the Company's Secretary from September 1996 until April 1999. Ms. Lutz assumed the position of Chairman of the Board of the Company in September 2000 and the positions of President and Chief Executive Officer on March 20, 2001. She held those positions until May 15, 2002 when she resigned. Ms. Lutz was the founder and has been the owner of SMC Group, a consulting and human resources firm, since 1986. In 1992, Ms. Lutz and Michael A. Armani acquired from SMC Group what was then a majority controlling interest in the Company. From time to time between 1993 and 2000, Ms. Lutz, SMC Group and SMC Communications Group, Inc., ("SMC") a company owned and operated by Ms. Lutz, advanced funds and provided various products, services and facilities to the Company.

     Loans from and obligations to SMC were secured by the receivables, inventories and other assets of the Company pursuant to a properly perfected security interest of a first priority senior to all other consensual liens.

     In November 2002, the Company entered into a modification agreement with Ms. Lutz covering all amounts due to her. In January 2004, the final payment under that agreement was paid and the obligation to Ms. Lutz was satisfied in full. In addition, the Company obtained a full release of lien against the assets of the Company. During the years ended December 31, 2003 and 2002, the Company incurred interest of $15,975 and $35,695, respectively, on the loans from and obligations to Ms. Lutz and SMC.

     PAYABLE TO TERRY PARKER

     In 2000, Terry Parker, who was then a director and the President and Chief Executive Officer of the Company, advanced to the Company $150,000. The advance was evidenced by an 8% unsecured promissory note dated as of November 16, 2000. Effective June 30, 2002, the Company and Mr.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


6.   RELATED PARTY TRANSACTIONS (CONTINUED)

     Parker entered into a note modification agreement. In January 2004, the final payment under the agreement was paid and the obligation was satisfied in full. During the years ended December 31, 2003 and 2002, the Company incurred interest of $4,143 and $10,180, respectively, on this note.

     OTHER RELATED PARTY TRANSACTIONS

     Between November 2000 and November 2001, Blue Line Communications Warehouse, Inc., a company of which William C. Kosoff is the sole remaining director and a major shareholder, resold approximately $250,000 of the Company's products. Blue Line ceased operations in December 2001. Mr. Kosoff is a founder and long-time employee of the Company who became a director of the Company on May 15, 2002 after having served as a director and executive officer of the Company during various prior periods. During 2003, Blue Line paid its remaining debt of $21,757 in full.

     In February 2003, the Company issued 1,877,575 shares of common stock as a bonus to seven employees and recorded compensation charges of $140,818 (See
     Note 9).

     On February 14, 2003, the board of directors approved the issuance of shares of common stock to directors in lieu of payment (See Note 9).

7.   SUBORDINATED UNSECURED PROMISSORY NOTES

     A summary of subordinated unsecured promissory notes follows:

                                                              December 31, 2003
                                                             ------------------

     (a)  10% Subordinated Unsecured Promissory Notes        $          15,000
     (b)  Note payable to Dolphin Offshore Partners, L.P.            1,000,000
     (c)  8% Subordinated Unsecured Promissory Notes                   161,139
     (d)  Note payable to Corlund Electronics                               --
     (e)  Note payable to Saunders & Parker                                 --
     (f)  2003 replacement notes                                     1,772,190
                                                             ------------------

                                                                     2,948,329
     Current portion                                                  (936,978)
                                                             ------------------

                                                             $       2,011,351
                                                             ==================

     (a) 10% SUBORDINATED UNSECURED PROMISSORY NOTES

     During 1998, the Company issued 10% Subordinated Unsecured Promissory Notes due in 2000 in the aggregate principal amount of $1,129,050, of which the principal balance of $15,000 due to one noteholder was outstanding at December 31, 2003. The due date of that note had been extended to January 2, 2003. As of December 31, 2003, such amount has not been paid and the note is in default. During the years ended December 31, 2003 and 2002, the Company incurred interest of $1,800 on this note.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


7.   SUBORDINATED UNSECURED PROMISSORY NOTES (CONTINUED)

     (b) NOTE PAYABLE TO DOLPHIN OFFSHORE PARTNERS, L.P.

     On January 22, 2001, the Company issued a note in the principal amount of $325,000 in a private offering to Dolphin Offshore Partners, L.P., a limited partnership ("Dolphin") that beneficially owns more than 5% of the outstanding shares of the Company's common stock. The note's original and current interest rate is 12.0% per annum. Principal and all accrued interest under the note originally were due April 22, 2001 or upon any earlier demand by Dolphin.

     Effective June 30, 2002, the Company entered into a note modification agreement with Dolphin. Under the agreement, the maturity dates of the $325,000 note and the $250,000 10% note (See (a) above) were extended to July 15, 2002. Under the agreement, Dolphin surrendered for cancellation the $325,000 note and the $250,000 note, and the Company paid to Dolphin the sum of $25,000 plus all accrued and unpaid interest on each of those notes through July 15, 2002, with the balance due in installments of at least $25,000 in principal amount plus accrued interest for the previous month. Such amount was paid in full in 2003.

     On August 7, 2003, the Company issued a note in the principal amount of $1,000,000 to Dolphin. The note bears interest at 16% per annum and is repayable at $150,000 on January 31, 2004, $150,000 on April 30, 2004 and
     $700,000 on August 31, 2004. There is a 3% prepayment penalty on the final principal payment of $700,000. Interest payments are to be paid quarterly in arrears commencing September 30, 2003. All unpaid principal and accrued interest under the note is due and payable August 31, 2004. The note includes non-financial covenants. The Company was in compliance with all covenants at December 31, 2003.

     The proceeds from this note were used to repay the unpaid note balance of $250,000 related to the prior $550,000 note to Dolphin together with interest of $1,891, the prepayment of the first principal payment of $111,635 on Dolphin's $2.1 million 2003 replacement note (see (f) below) and the prepayment of the first and second interest payments due on that note through November 30, 2003 of $154,000.

     (c) 8% SUBORDINATED UNSECURED PROMISSORY NOTES

     During September and October 2000, the Company issued 8% Subordinated Unsecured Promissory Notes due in 2001 in the aggregate principal amount of $260,000. At April 1, 2001, the Company was in default in the repayment of the outstanding principal of $260,000, before the unamortized warrant of $12,960. In June 2001, the Company made an offer to the four accredited investors who held the notes to extend the due date of the notes from March 15, 2001 to January 2, 2003 in exchange for a 2% increase in the interest rate of the notes and the issuance to each investor of a three-year warrant to purchase shares of common stock at an exercise price of $1.00. Three holders of notes aggregating $250,000 accepted the offer and received warrants for the purchase of an aggregate of 50,000 shares of common stock. The Company ascribed an estimated fair value of these warrants in the aggregate amount of $22,325 based on a Black Scholes valuation model, which

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


7.   SUBORDINATED UNSECURED PROMISSORY NOTES (CONTINUED)

     value was recorded as a discount to the notes. The Company repaid the remaining noteholder.

     Effective March 31, 2003, the Company entered into a note modification agreement with the holders of the 8% notes. The modified notes represent unpaid principal and accrued interest through September 30, 2003 and bear interest at 10% per annum. Interest payments will be due quarterly in arrears commencing September 30, 2003. Principal payments are due in 18 equal monthly installments on the 15th of each month commencing on July 15, 2003. In addition, for each $1.00 of principal and accrued interest as of March 31, 2003, the holder received 1.5 shares of the Company's common stock, aggregating 384,375 shares of common stock with a fair market value of $30,750, which fair market value is being amortized from the date of issuance of the modified notes to the maturity date. For the year ended December 31, 2003, the Company amortized $13,179 of the total $30,750 to interest expense.

     (d) NOTE PAYABLE TO CORLUND ELECTRONICS

     On August 30, 2002, the Company executed a repayment agreement with Corlund Electonics, a contract manufacturer for the Company, in the principal amount of $1.2 million. On December 31, 2002, the Company executed an additional repayment agreement to Corlund Electronics in the principal amount of $300,000. On February 21, 2003, the Company filed an action against Comtel Electronics, Inc. (Corlund Electronics) in the Superior Court of California (See Note 12 "Litigation"). There were no payments on this note pending the outcome of the litigation with Corlund Electronics and the note was fully extinguished pursuant to the settlement of that litigation.

     (e) NOTE PAYABLE TO SAUNDERS & PARKER

     On September 27, 2002, in connection with a Settlement Agreement and Mutual Release, the Company executed a promissory note in favor of Saunders & Parker in the principal amount of $24,723, bearing interest at 8% per annum. Principal and all accrued interest are due at maturity on February 1, 2003. Such amount was being repaid at a rate of $10,000 per month and is paid in full at December 31, 2003.

     (f) 2003 REPLACEMENT NOTES

     During 2002, the Company issued $4,365,000 in principal amount of senior secured convertible promissory notes due in 2005 ("2002 notes") to nineteen accredited investors in exchange for $2,137,500 cash (before commissions and expenses totaling $252,460) from seventeen of the investors representing new debt, and the cancellation of existing debt in the form of $2,227,500 in the principal balance of other outstanding promissory notes due to two investors, including $2,115,000 due to Dolphin, a beneficial owner of more than 5% of the Company's outstanding shares of common stock. The Company granted the holders of the 2002 notes a continuing security interest in all of the Company's inventory. The Company entered into a modification agreement with the holders of the 2002 notes effective March 1, 2003. Pursuant to the modification agreement, the Company issued amended and restated replacement notes ("2003 replacement notes") and amended and restated warrants to purchase the Company's common stock ("2003 restructuring warrants").

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


7.   SUBORDINATED UNSECURED PROMISSORY NOTES (CONTINUED)

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

     The 2002 notes were accompanied by immediately vested and exercisable five-year warrants ("2002 note warrants") to purchase up to an aggregate of 7,429,543 shares of common stock at an initial exercise price of $0.44064 per share. The exercise price and the number of shares of common stock underlying the investor warrants are subject to anti-dilution adjustments in connection with mergers, acquisitions, stock splits, dividends and the like and in connection with future offerings of common stock or securities that are exercisable for or convertible into shares of common stock at a price per share below the then exercise price. During the first year after their issuance, the warrants were exercisable for cash. After that date and through their expiration, the warrants are exercisable either for cash or through a reduction in the shares received upon exercise under a cashless exercise provision. The Company ascribed an estimated fair value of the 2002 note warrants in the aggregate amount of $1,149,645 based on a Black Scholes valuation model and, accordingly, discounted the balance of the 2002 notes as of the date of issuance, which discount the Company is recognizing as additional interest expense from the date of issuance to the maturity date. As of March 1, 2003, the effective date of the modification agreement, the unamortized value of the 2002 note warrants was $755,693, which is being amortized over the 36-month term of the 2003 replacement notes. For the year ended December 31, 2003, the Company amortized $273,800 of this discount to interest expense.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


7.   SUBORDINATED UNSECURED PROMISSORY NOTES (CONTINUED)

     Effective March 1, 2003, the Company entered into a modification agreement with holders of the 2002 notes held by SDS Merchant Fund, L.P., Dolphin and seventeen others. Pursuant to the modification agreement the Company issued 2003 replacement notes representing unpaid principal and accrued interest through September 30, 2003. The 2003 replacement notes bear interest at 9% per annum commencing March 1, 2003. Interest payments will be paid quarterly in arrears commencing September 30, 2003. Principal payments will be paid quarterly on February 15, May 15, August 15 and November 15 in each year commencing on August 15, 2003. The amount of the quarterly principal payments will be 10% of the then outstanding principal balance for the 2002 notes, with the exception of the Dolphin note, which will be 5% of the then outstanding principal balance. All unpaid principal and accrued interest will be due and payable at maturity on March 1, 2006. Cross-default provisions apply to secured debt only, and any indebtedness to Corlund Electronics or its successors is excluded. The 2003 replacement notes are not convertible. All outstanding 2002 note warrants to purchase our common stock have been amended to provide for a fixed exercise price equal to the then current exercise price of $0.44064. In addition, for each $1.00 of principal and accrued interest outstanding on February 28, 2003, the holder received 3.5 shares of the Company's common stock. As a result, an aggregate of 15,678,662 shares of common stock were issued with a fair market value of $1,411,080. The shares of common stock issued in connection with the issuance of the 2003 replacement notes, including the shares of common stock underlying the 2003 restructuring warrants, carry piggy back registration rights. The March 1, 2002 investors in the 2002 notes will be treated PARI PASSU with the January 23, 2002 investors as to security for the repayment of the 2003 replacement notes, which security consists of the Company's inventory. In connection with the issuance of the 2003 replacement notes, the holders agreed to waive any and all defaults under the 2002 notes.

     Based on Emerging Issues Task Force Issue No. 96-19, the Company has recorded the 2003 replacement notes as a modification of debt for accounting purposes. The fair market value of $1,411,080 ascribed to the 15,678,662 shares of common stock issued pursuant to the modification agreement discounted the balance of the 2003 replacement notes as of the date of issuance, and is being amortized from the date of issuance to the maturity date. For the year ended December 31, 2003, the Company amortized $391,967 of the $1,411,080 fair market value to interest expense.

     Based on Emerging Issues Task Force Issue No. 00-27, the conversion feature of the 2002 notes normally is characterized as a beneficial conversion feature. The aggregate value ascribed to the beneficial conversion feature of the 2002 notes of $1,291,206 was being amortized from the date of issuance of the 2002 notes to their maturity date. As of March 1, 2003, the effective date of the modification agreement, the unamortized balance of the beneficial conversion feature of the 2002 notes was $845,705. Since, based on Emerging Issues Task Force Issue No. 96-19, the Company recorded the 2003 replacement notes as a modification for accounting purposes, the unamortized balance of the beneficial conversion feature of the 2002 notes is being amortized to interest expense over the 36-month term of 2003 replacement notes. For the year ended December 31, 2003, the Company amortized an aggregate of $306,913 of the total $845,705 to interest expense. Debt offering costs of $2,271,547 attributed to the 2002 notes and their restructuring were to be recognized as additional interest expense over the life of those notes. As of March 1, 2003, the effective date of the modification agreement, the unamortized balance of the debt offering costs attributed to the 2002 notes was $916,068. Since the Company recorded the 2003 replacement notes as a modification of debt for accounting purposes, the unamortized balance of the debt offering costs attributed to the 2002 notes is being amortized to interest expense over the 36-month term of the 2003 replacement notes. For the year ended December 31, 2003,

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


7.   SUBORDINATED UNSECURED PROMISSORY NOTES (CONTINUED)

     the Company amortized an aggregate of $340,565 of the total $916,068 to interest expense.

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

8.   CONVERTIBLE SUBORDINATED DEBT

     A summary of convertible subordinated debt follows:

                                                                 December 31, 2003
                                                                 ------------------

     2002 Secured Convertible Subordinated Promissory Notes,
        net of discount of $1,737,305                                           --
     6% Convertible Subordinated Secured Promissory Note                   443,021
                                                                 ------------------

                                                                           443,021
     Current portion                                                      (443,021)
                                                                 ------------------

                                                                                --
                                                                 ==================


     2002 SECURED CONVERTIBLE PROMISSORY NOTE OFFERINGS

     During 2002, the Company issued $4,365,000 in principal amount of senior secured convertible promissory notes due in 2005 to nineteen accredited investors in exchange for $2,137,500 cash (before commissions and expenses totaling $252,460) from seventeen of the investors representing new debt, and the cancellation of existing debt in the form of $2,227,500 in the principal balance of other outstanding promissory notes due to two investors, including $2,115,000 due to Dolphin, a beneficial owner of more than 5% of the Company's outstanding shares of common stock. The Company granted the holders of the 2002 notes a continuing security interest in all of the Company's inventory. The Company entered into a modification agreement with the holders of the 2002 notes effective March 1, 2003. Pursuant to the modification agreement, the Company issued amended and restated replacement notes ("2003 replacement notes") and amended and restated warrants to purchase the Company's common stock ("2003 restructuring warrants"). See Note 7 (f).

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

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


8.   CONVERTIBLE SUBORDINATED DEBT (CONTINUED)

     Effective as of April 26, 2002, the Company amended its 6% convertible subordinated secured promissory note due January 25, 2003. The outstanding balance of the note totaled $255,525 at March 31, 2002. The April 26, 2002 amendment provides for the principal of the note to include the sum of the outstanding balance due under the note as of the date of the amendment plus all additional amounts that were due as a result of additional services rendered to the Company by the holder through the date of the amendment. In addition, the amended note provides that on each future addition date, which are May 1, 2002 and the first day of each subsequent month before the note is paid in full, any and all amounts of fees and costs that become due from the Company to the holder in connection with the holder's provision of services to the Company during the month preceding the future addition date will be added to the principal sum of the note unless the holder elects not to make the addition. Also, the amendment to the note reduced the interest rate to 3% per annum for interest accruing on or after that date, except that interest will accrue at a rate of 6% per annum during periods when an event of default has occurred and is continuing. In addition, the due date of the note was extended to February 1, 2004, and the monthly principal and interest payment amount was adjusted to be a minimum of $30,000. The Company has agreed to make prepayments of any and all amounts due under the note at the earliest practicable dates.

     Effective as of February 1, 2004, the note was amended to extend the due date of the note to March 1, 2006 and to adjust the minimum monthly principal and interest payment to $33,000 commencing April 1, 2004.

9.   SHAREHOLDERS' EQUITY (DEFICIT)

     PREFERRED STOCK

     During 2000, the Company authorized 5,000,000 shares of preferred stock, no par value. As of December 31, 2003, there were no shares of preferred stock outstanding.

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

     STOCK OPTIONS AND WARRANTS

     The Company's 2001 Stock Option Plan, which was adopted by the Company's board of directors effective as of July 17, 2001 and approved by the Company's shareholders on August 8, 2001, was amended and restated by the Company's board of directors effective as of September 18, 2001. The Amended and Restated 2001 Stock Option Plan ("2001 Plan") is designed to enable the Company to offer an incentive-based compensation system to employees, officers and directors of the Company and to consultants who do

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


9.   SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

     STOCK OPTIONS AND WARRANTS (CONTINUED)

     business with the Company. The 2001 Plan provides for the grant of incentive stock options and nonqualified stock options to purchase up to an aggregate of 3,000,000 shares of common stock. As of December 31, 2003, options to purchase a total of 2,455,000 shares of common stock were outstanding under the 2001 Plan and options to purchase a total of 545,000 shares were available for issuance under the 2001 Plan.

     The Company also has a 2000 Stock Option Plan ("2000 Plan") and a 1998 Stock Option Plan ("1998 Plan"), each of which plans were approved by the Company's board of directors and shareholders. The terms of the 2000 Plan and the 1998 Plan are substantially similar to the terms of the 2001 Plan. Options to purchase 1,000,000 shares of common stock were authorized for issuance under the 1998 Plan and, as of December 31, 2003, options to purchase a total of 642,000 shares of common stock were outstanding under the 1998 Plan and options to purchase a total of 118,000 shares of common stock were available for issuance under the 1998 Plan. Options to purchase 427,000 shares of common stock were authorized for issuance under the 2000 Plan, and as of December 31, 2003, options to purchase a total of 377,000 shares of common stock were outstanding under the 2000 Plan and options to purchase up to 50,000 shares of common stock were available for issuance under the 2000 Plan.

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

     The Company accounts for stock-based compensation for employees under the "intrinsic value" method. Under this method, no compensation expense is recorded for these plans and arrangements for current employees whose grants provide for exercise prices at or above the market price on the date of grant. Compensation expense for employees is recorded based on intrinsic value (excess of market price over exercise price on measurement date), which is accounted for as unearned compensation and is reflected as a separate component of shareholders' equity until earned. Unearned employee compensation is amortized to expense over the vesting period and the expense recognized amounted to $3,224 and $280,789 during 2003 and 2002, respectively.

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

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


9.   SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

     STOCK OPTIONS AND WARRANTS (CONTINUED)

     purchase an aggregate of 20,000 shares were granted to a consultant, and the remainder were granted to employees.

     The Company accounts for stock-based compensation for non-employees using the fair value of the option award on the measurement date. Compensation for non-employee stock options are recorded in the period earned. The fair value of non-employee stock options and warrants granted in 2003 and 2002 totaled $0 and $15,414, respectively. During 2003 and 2002, respectively, $51,718 and $52,099 was earned and recorded for current and previous employee grants. A summary of stock option activity is as follows:

                                        NUMBER OF        PRICE PER         AGGREGATE        WEIGHTED AVERAGE
                                          SHARES           SHARE             PRICE           EXERCISE PRICE
----------------------------------------------------------------------------------------------------------------
  Balance, December 31, 2001              5,404,400   $  0.21 - 6.00    $     7,508,795       $    1.38

  Options granted                         2,165,000      0.11 - 0.45            301,525            0.14
  Options forfeited/cancelled            (1,530,400)     .106 - 6.00         (2,230,815)           1.46
---------------------------------------------------------------------------------------------------------------

  Balance, December 31, 2002              6,039,000      0.11 - 5.00          5,579,505            0.91

  Options granted                                --          --                      --              --
  Options forfeited/cancelled              (475,000)    0.115 - 1.25           (195,481)           0.25
---------------------------------------------------------------------------------------------------------------
  Balance, December 31, 2003              5,564,000   $  0.11 - 5.00    $     5,384,024       $    0.97
===============================================================================================================

     The following table summarizes information with respect to stock options outstanding at December 31, 2003:


                           OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
                           -------------------                                     -------------------
                                         WEIGHTED
                                          AVERAGE            WEIGHTED          NUMBER                WEIGHTED
                        NUMBER           REMAINING           AVERAGE       EXERCISABLE AT             AVERAGE
    RANGE OF        OUTSTANDING AT      CONTRACTUAL          EXERCISE       DECEMBER 31,             EXERCISE
EXERCISE PRICES   DECEMBER 31, 2003    LIFE (YEARS)           PRICE             2003                   PRICE
------------------------------------------------------------------------------------------------------------------
 $ 0.11 - 0.719         3,325,000           8.2          $     0.20              2,731,000        $    0.20
  1.031 - 1.75          1,327,000           5.9                1.39              1,284,400             1.40
  2.18 - 2.594            330,000           6.0                2.47                326,000             2.47
  3.00 - 3.813           532,000            6.7                3.43                527,600             3.42
      5.00                 50,000           5.0                5.00                 50,000             5.00

------------------------------------------------------------------------------------------------------------------
 $ 0.11 - 5.00          5,564,000           7.3          $     0.97              4,919,000        $    1.05
==================================================================================================================

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


9.   SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

     STOCK OPTIONS AND WARRANTS (CONTINUED)

     A summary of the activity of common stock purchase warrants is as follows:

                                                                                          WARRANT PRICE
                                                                NUMBER OF
                                                                 SHARES            PER SHARE            TOTAL
                                                              -----------------------------------------------------

       Balance outstanding, December 31, 2001                     4,118,144      $ 0.0523 -5.00     $   6,950,103
       Warrants issued                                           13,730,829         0.44 - 1.00         3,806,360
       Warrants exercised                                          (151,258)        1.88 - 3.25          (382,912)
                                                              ---------------    ----------------   ---------------

       Balance outstanding, December 31, 2002                    17,697,715        0.0523 - 5.00       10,373,551
       Warrants issued                                                   --                  --                --
       Warrants exercised                                          (853,695)             0.0523           (44,648)
       Warrents expired                                            (592,012)        0.75 - 4.18        (1,197,983)
                                                              ---------------    ----------------   ---------------

       Balance outstanding, December 31, 2003                    16,252,008      $ 0.0523 - 5.00    $   9,130,920
                                                              ===============    ================   ===============

     At December 31, 2003, the Company had 100,000,000 shares of common stock authorized for issuance under its articles of incorporation. At that date, 48,433,233 shares of common stock were issued and outstanding, approximately 22,111,335 shares of common stock were issuable upon the exercise of outstanding stock options and warrants, and 1,213,000 shares of common stock were reserved for future issuances under the Company's employee stock purchase plan and three stock option plans.

     EMPLOYEE STOCK PURCHASE PLAN

     The Company's 2001 Employee Stock Purchase Plan ("Purchase Plan"), was adopted by the Company's board of directors effective as of July 17, 2001 and approved by the Company's shareholders on August 8, 2001. The Purchase Plan was adopted to provide eligible employees of the Company and its affiliates with an incentive to advance the best interests of the Company by providing a method whereby they may voluntarily purchase common stock of the Company upon terms described in the Purchase Plan. The Purchase Plan is designed to be operated on the basis of six consecutive month offering periods commencing January 1 and July 1 of each year during the term of the Purchase Plan. The 2001 Purchase Plan terminates on July 1, 2011. The Purchase Plan provides that eligible employees may authorize payroll deductions of up to 10% of their salary to purchase shares of the Company's common stock at 85% of the fair market value of common stock on the first or last day of the applicable purchase period. A total of 500,000 shares of common stock are authorized for issuance under the Purchase Plan, and as of December 31, 2003, no shares had been issued under the Purchase Plan.

     RESTRICTIONS ON DIVIDENDS

     The Company has never paid cash dividends on its common stock. The Company is restricted from paying dividends on its common stock under California state law as a result of its accumulated deficit as of December 31, 2003. The Company is also restricted from paying dividends on its common stock under the terms of the Company's 10% subordinated unsecured promissory notes secured convertible promissory note.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


10. INCOME TAXES

     The provision for income taxes for the years ended December 31, 2003 and 2002 is comprised of the minimum current state income tax. Differences between the statutory and effective tax rates are primarily due to valuation allowances recorded to offset deferred tax benefits associated with net operating losses.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Components of the Company's deferred tax assets of approximately $6,800,000 are comprised primarily of the future tax benefit of the Company's net operating loss carryforward of approximately $6,000,000 at December 31, 2003. Such deferred tax asset is offset by a valuation allowance equal to the total net deferred tax asset balance.

     As of December 31, 2003, the Company has a federal net operating loss carryforward of approximately $17,700,000 that expires at various dates between 2007 and 2022, and a state net operating loss carryforward of approximately $6,400,000 that expires at various dates between 2004 and 2012. Utilization of such California net operating losses have been suspended by the State of California until 2004.

     The utilization of the net operating loss carryforwards could be substantially limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's previous losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of deferred tax assets is not more likely than not. Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of December 31, 2003.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


11.  INCOME (LOSS) PER SHARE

     The following table illustrates the computation of basic and diluted income
     (loss) per share:

                                                                   YEAR ENDED            YEAR ENDED
                                                                  DECEMBER 31,          DECEMBER 31,
                                                                      2003                  2002
                                                                -----------------    -----------------
         NUMERATOR:
         Net income (loss)                                      $        563,888     $     (1,959,688)
                 Warrants repriced                                            --             (135,410)
                                                                -----------------    -----------------

         Income (loss) applicable to common shareholders        $        563,888     $     (2,095,098)
                                                                =================    =================

         DENOMINATOR:
         Basic weighted average shares outstanding during
            the period                                                44,795,967           28,263,365
                                                                =================    =================

         Diluted weighted average shares outstanding during
            the period                                                47,689,300           28,263,365
                                                                =================    =================

            Basic income (loss) per share:                      $           0.01     $          (0.07)
                                                                =================    =================

            Diluted income (loss) per share:                    $           0.01     $          (0.07)
                                                                =================    =================

     The computation of diluted income (loss) per share excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants and the potential conversion of convertible debt and preferred stock because their effect was antidilutive due to losses incurred by the Company during 2002. See summary of outstanding stock options and warrants and discussion of convertible preferred stock in Note 9. The common stock equivalents excluded from weighted average shares for 2003 and 2002 total 12,395,917 and 67,616,474, respectively (see Note 9).

12.  COMMITMENTS AND CONTINGENCIES

     LEASES

     During 1999, the Company entered into an agreement with an unrelated party to lease a new corporate and manufacturing facility. The lease has an initial term of five years and one five-year option to extend. In connection with the lease, Mr. Armani, a former director and former Chief Executive Officer of the Company, executed a performance guarantee of the Company's obligations under the lease. If the Company were to default under the lease, Mr. Armani could be held liable for payment of the $175,000 tenant improvement allowance, all tenant improvement amounts in excess of $450,000, two years of base rent under the lease plus the landlord's brokerage commission expenses and costs of enforcing the guarantee. However, the Company has indemnified Mr. Armani as part of the litigation settlement agreement.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


12.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Future minimum lease payments are as follows:

      YEARS ENDING DECEMBER 31,                             Operating Leases
     ---------------------------------------------          ------------------

     2004                                                   $         214,936
     2005                                                                  --
                                                            ------------------

     Total minimum lease payments                           $         214,936
                                                            ==================

     Total rent expense for the years ended December 31, 2003 and 2002 was approximately $454,388 and $398,885, respectively.

     ACCOUNTS PAYABLE

     At December 31, 2003, the Company had approximately $350,188 of accounts payable that were delinquent and had not been paid in accordance with the payment terms of the Company's vendors. However, at March 29, 2004, such amount approximated $289,908 (unaudited). The loss of any major vendors could have a material adverse effect on the Company's results of operations.

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

     Pursuant to the Strategic Agreement, the Company is obligated to pay certain royalties to Duquesne in connection with sales generated through Duquesne's effort. The Company incurred obligations for royalties due under the agreement of approximately zero dollars and $23,000 in 2003 and 2002, respectively.

     MOTOROLA SUNRISE SERIES AGREEMENT

     On December 29, 2000, the Company entered into a Manufacturing License and Distribution Agreement ("Motorola Agreement") with Motorola, Inc. through Motorola's Multiservice Networking Division. Under the terms of the Motorola Agreement, the Company obtained from Motorola a ten-year non-exclusive license to manufacture, market and further develop a series

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


12.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

     of Motorola commercial-grade analog and digital data transmission and network access products. The Company distributes these products under the name Sunrise Series(TM) through a worldwide network of certified resellers, system integrators, partners, original equipment manufacturers and other distribution channels, many of which are part of a worldwide distribution network developed by Motorola in connection with sales of its products, including the commercial-grade analog and digital transmission and network access products that were licensed to the Company through the Motorola Agreement. In exchange for the license relating to the Sunrise Series(TM) products, the Company has agreed, among other things, to make royalty payments to Motorola on sales of the licensed products during the two-year period that began on December 29, 2000. The Company acquired inventories with an approximate value of $5 million and property and equipment with an approximate value of $543,000 pursuant to the Motorola Agreement. The Company took delivery of these assets during the three months ended March 31, 2001. As of December 31, 2003, there are no further royalties or other amounts due under this Motorola agreement. The Company entered into the manufacturing agreement with Corlund Electronics described below under the heading "Corlund Electronics Agreement" to facilitate the manufacture of certain of the products covered by the Motorola Agreement.

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

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


12.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

     CORLUND ELECTRONICS AGREEMENT (CONTINUED)

     Corlund Electronics continually represented improvements in pricing and delivery, which never materialized in any material degree. In February 2003, Corlund Electronics informed the Company that it was unable to meet its product delivery commitments and was unable to provide a date when it could make new delivery commitments. The Company determined that there was substantial doubt as to the ability or intent of Corlund Electronics to perform its obligation under the agreement or to appropriately resolve pricing differences. As a result, the Company filed a legal action against Corlund Electronics in February 2003. In June 2003, the Company settled the litigation (see Note 12 Corlund Electronics Litigation).

     Pursuant to the terms of an amendment to the settlement agreement, which was effective as of September 30, 2003, the Company agreed to purchase, over the next six months, all remaining inventory held by Corlund's assignee, CMA Business Credit Services, that is related to the manufacture of the Company's products. The remaining inventory will be purchased at an aggregate below-market fixed total purchase price of $640,000, of which, $300,000 was paid through December 31, 2003. The remainder is due in installment payments through April 5, 2004.

     GLOBAL DATA, INC. AGREEMENT

     On September 25, 2003, the Company entered into a Technology Transfer, License and Distribution Agreement with Global Data, Inc. to manufacture and market devices used primarily in automatic meter reading ("AMR") applications and remote data applications (the "Products").

     Under the terms of the agreement, the Company obtained from Global Data, Inc. a twenty-year exclusive, worldwide, sublicenseable right to use, produce, distribute, and create derivative works of the Products and to sublicense the product technology and materials, in the manufacture, marketing, distribution and sale of the Products and any future products that may be developed by the Company. In exchange for the license agreement, the Company has agreed among other things, to make royalty payments to Global Data, Inc., for five years beginning on September 25, 2003, equal to 5% of the net revenues generated from sales of the licensed products. The Company acquired production equipment, assembly and test equipment which is currently required for engineering support, manufacturing, applying and fabricating, testing and shipping the licensed products for an aggregate purchase price of $30,000 and will purchase certain inventory from Global Data, Inc. in amounts and at times to be determined. At December 31, 2003, approximately $7,000 was accrued for royalties under this agreement.

     EMPLOYMENT AGREEMENTS

     The Company has employment agreements with certain executives that provide for specified base salaries plus incentive compensation and other benefits, including a severance provision.

     DIRECTOR COMPENSATION

     On November 7, 2003, the Company's board of directors adopted a director compensation policy, effective January 1, 2004, that cancelled and superseded the Company's June 13, 2002 director compensation program and provided for the following:

          o Compensation to Michael Taglich as Chairman of the Board is $63,000 per year;

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


12.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

          o Compensation of each non-employee member of the board other than Mr. Arnold and Mr. Taglich is $15,000 per year;

          o Compensation to Mr. Arnold for his director services is $25,000 per year; and

          o Each non-employee director shall be entitled to reimbursement for reasonable and necessary expenses incurred in connection with attendance at meetings of the board or committees of the board.

     The cash compensation is to be earned and payable quarterly in arrears unless deferred at the discretion of the Company's President.

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

     CORLUND ELECTRONICS LITIGATION

     On February 21, 2003, the Company filed an action against Comtel Electronics, Inc. (Corlund Electronics) in the Superior Court of California, County of Orange Central Justice Center (Case No. 03CC03611). The complaint sought (a) relief based upon rescission of the Corlund Electronics Agreement (See Note 12 - Corlund Electronics Agreement), including all amendments, assignments and other agreements related thereto,
     (b) fraud, (c) breach of contract, and (d) payment for goods sold and delivered at an agreed price. The Company sought damages of (a) approximately $5,000,000 in charges for the manufacture of Sunrise products in excess of the prices agreed to when the Company entered into the Corlund Electronics Agreement, (b) approximately $12,000,000 in profits on customers and contracts lost due to Corlund Electronics' failure to deliver products per schedule, and (c) approximately $1,300,000 for inventories sold and delivered to Corlund Electronics', which it has failed to pay for. On April 7, 2003, Corlund Electronics answered the complaint with a general denial of all allegations and filed a cross complaint. In addition to the amounts that the Company has recorded for transactions with Corlund Electronics, the Corlund Electronics cross complaint sought to recover approximately $900,000 as an aggregate of (a) interest on late payments, excess inventory carrying charges, and minimum order shortfall charges, none of which had been submitted to the Company prior to filing the cross complaint, (b) $200,000 for excess raw material allegedly purchased but never delivered to the Company and (c) approximately $1.7 million for raw material and work in process inventory never delivered to the Company.

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

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


12.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

     In order to make the initial $500,000 payment at close, the Company obtained a short-term bridge loan from Michael Taglich, Chairman of the Board, in the amount of $50,000, and from Dolphin in the amount of $250,000, which were repaid by September 30, 2003 with interest aggregating $6,500

     The Company prepaid each of the $250,000 payments due on June 30, 2003 and August 8, 2003. The Company also completed the reconciliation of accounts receivable received by both parties which resulted in a final payment due to Corlund of $212,368 rather than $912,335, which was paid on September 30, 2003. The Company paid an aggregate of $1,187,386, net of discounts for early payment, to Corlund through September 30, 2003.

     On October 13, 2003, in connection with the final settlement payment, the Company executed an amendment to the Settlement Agreement, which is effective as of September 30, 2003. As part of the amended Settlement Agreement, Corlund accepted the final payment of $212,368. The Company will purchase, over the next six months, all remaining inventory held by Corlund's assignee, CMA Business Credit Services, that is related to the manufacture of the Company's products. The remaining inventory will be purchased at an aggregate below-market fixed total purchase price of $640,000, of which, $300,000 was paid through December 31, 2003. The remainder is due in installment payments through April 5, 2004.

     During the year ended December 31, 2003, the Company recognized a gain from the settlement aggregating $4.2 million, which represents the difference between the carrying value of the net liability owed to Corlund. Of that amount, $479,392 reduced the carrying amount of inventory for overpricing. The remaining balance of $3.7 million has been recorded as a gain on extinguishment of debt, net of $73,044 in costs to secure the settlement including legal fees, accelerated sales discounts and interest on a bridge loan to obtain the funds necessary to meet the terms of the Settlement Agreement.

     WIRELESS INDUSTRIAL COMMUNICATIONS

     On April 21, 2003, a Demand for Arbitration/Mediation by Wireless Industrial Communications, Inc. ("Wireless") was entered against David Stone, Telenetics President, with the International Centre for Dispute Resolution division of the American Arbitration Association (WIRELESS INDUSTRIAL COMMUNICATIONS, INC. V. DAVID STONE - CASE NO. 50T1800020503). The amount of the claim, as filed is $125,000. During a telephone conference call on July 7, 2003 it was established that the matter had been erroneously brought against Mr. Stone and that it should have been brought against the Company, if at all. During that conference call, the case caption was amended to WIRELESS INDUSTRIAL COMMUNICATIONS, INC. V. TELENETICS CORPORATION. However, the Company has not been served with any form of process and there have been no appearances made by the Company in connection with the action. The Company understands that the arbitration

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


12.  COMMITMENTS AND CONTINGENCIES (CONTINUED)


     demand is based on a Representation Agreement executed on August 1, 2000 by the Company's former president, Michael Armani.

     That agreement provided for the exclusive sales representation of all products manufactured by the Company and sold in Israel, the Palestinian Territories, Jordan, Saudi Arabia and Kuwait for a five year period, and provided for a commission of 25% on sales of products installed in that territory. The agreement also provided for an exclusion of all of the Company's current and pending customers in Saudi Arabia and Kuwait, and that the agreement could be terminated upon fifteen days notice if Wireless had no sales in the territory for a period of ten consecutive months. The Company also understands that the arbitration demand is based on an addendum to the Representation Agreement dated as of February 9, 2001. The addendum purports to clarify and amend the Representation Agreement such that all impediments to the full effectiveness of the agreement were deemed to be completely satisfied and removed, the term of the agreement was extended to eight years; the right to terminate the agreement was deleted, and the exclusion as to the Company's current and pending customers was removed. Wireless has never made a sale in the territory of any of the Company's products; never provided the Company with any of the required reports, forecasts or activity summaries; nor made any meaningful efforts to generate sales of the Company's products in the territory. It is the Company's position that there is a total failure of consideration as to both the Representation Agreement and the Addendum thereto, and, to the extent that an agreement ever existed, it was terminated as of September 15, 2001 and Wireless had not objected or disputed the termination. Accordingly, the Company believes that the arbitration demand made by Wireless is without merit, and the Company intends to vigorously defend this action if it proceeds.

EMPLOYEE BENEFIT PLAN

     On January 3, 2001, the Company adopted an elective retirement 401(k) plan for eligible employees. All employees who meet certain service requirements are eligible to participate. Matching contributions are at the discretion of the Company. There was no matching contribution to the plan in 2003 or 2002.

13.  MAJOR CUSTOMER AND SUPPLIER INFORMATION

     During 2003, two customers, Data Connect Enterprises and Motorola, accounted for approximately 21.0% and 10.5%, respectively, of the Company's consolidated net sales. During 2002, one customer, Data Connect Enterprises, accounted for approximately 13.2% of the Company's consolidated net sales. Although the Company's current business strategy involves the use of multiple resellers and distributors who the Company anticipates will act as multiple customers for the Company's products, a limited number of large customers could continue to account for the majority of the Company's revenues. In that event, a loss of the Company's most significant customers could have a material adverse effect on the Company's results of operations and financial condition. During 2003 and 2002, Corlund Electronics accounted for approximately 15.8% and 70.3%, respectively, of the Company's purchases (See Notes 12 and 14).

14.  GAIN ON DEBT EXTINGUISHMENT

     The Company recorded a gain on debt extinguishment of $3,753,137 and $1,183,135 in 2003 and 2002, respectively. In June 2003, the Company settled the Corlund litigation, which resulted in a gain of approximately $3.7 million, net of costs. In January 2002, the Company settled an account payable of approximately $905,000 for $150,000, which resulted in a gain of $695,000, net of commission.

                             TELENETICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


14. GAIN ON DEBT EXTINGUISHMENT (CONTINUED)

     Additionally, during 2002, the Company recorded gains for the Motorola settlement, the settlement of accounts payable obligations and Knobbe Martin note payable, for less than the carrying value of those obligations.

15.  REVENUES BY GEOGRAPHIC LOCATION

     The following sets forth a summary of the Company's revenues attributed to its country of domicile and to all foreign countries in total, and revenues attributable to each individual foreign country from which the Company derived material revenues:

                                                           2003                   2002
                                                     ----------------      -----------------
        United States                                $     7,747,000       $      8,497,000
                                                     ----------------      -----------------

        Foreign countries:
                Canada                                     1,090,000              1,280,000
                France                                       504,000                826,000
                Germany                                      467,000                478,000
                All other countries                        2,522,000              5,002,000
                                                     ----------------      -----------------

        Total Foreign                                      4,583,000              7,586,000
                                                     ----------------      -----------------

                                                     $    12,330,000       $     16,083,000
                                                     ================      =================

     The following sets forth a summary of the Company's revenues attributed to the geographic regions:

                                                            2003                   2002
                                                     -----------------      -----------------

        United States and Canada                     $      8,853,000       $      9,777,000
        Western, Central, Eastern Europe,
                 Middle East, and Africa                    2,987,000              4,806,000
        Asia Pacific, including mainland China,
                 Australia, New Zealand, and India            391,000              1,184,000
        Latin, Central and South America,
                 Mexico and the Caribbean                      99,000                316,000
                                                     -----------------      -----------------

                                                     $     12,330,000       $     16,083,000
                                                     =================      ==================

     Net sales by geographic area have been determined based on the country of domicile of the customer to which the revenue is attributed.

                                INDEX TO EXHIBITS

         Exhibit
         Number   Description
         ------   -----------

         2.1 Bill of Sale, Assignment and General Conveyance dated April 28, 2000 made by Racon, Inc. for the benefit of the Registrant
                  (4)

         2.2 Settlement Agreement and Release dated as of January 18, 2001 between the Registrant, Daniel A. Blattman and Racon Incorporated (4)

         3.1      Restated and Amended Articles of Incorporation of the
                  Registrant (2)

         3.2 Certificate of Amendment of Restated and Amended Articles of Incorporation filed with the California Secretary of State on February 5, 2001 (4)

         3.3      Restated and Amended By-Laws of the Registrant (2)

         3.4 Amendment to Article III, Section 2 of the Restated and Amended Bylaws of the Registrant effective as of June 6, 2000
                  (15)

         3.5 Amendment to add Section 16 to Article III of the Restated and Amended Bylaws of the Registrant effective as of September 8, 2000 (5)

         3.6 Amendment to Article III, Section 2 of the Restated and Amended Bylaws of the Registrant on August 8, 2001 (16)

         10.1 Manufacturing, License and Distribution Agreement dated as of October 25, 2000 by and between Motorola, Inc. and the Registrant (7)

         10.2 Manufacturing Agreement dated as of December 29, 2000 by and between the Registrant and Comtel Electronics, Inc. (7)

         10.3 Commercial Lease dated April 12, 1999 between Mark IV Capital Properties, Inc. and the Registrant (2)

         10.4 Amendment to Compromise Agreement and Mutual Release dated December 30, 1997 by and between the Registrant, SMC Communications Group, Inc. and Shala Shashani doing business as SMC Group (1)

         10.5 Security Agreement dated December 31, 1997 by and between the Registrant and SMC Communications Group, Inc. (1)

         10.6 Secured Promissory Note dated December 30, 1997 from the Registrant in favor of Shala Shashani for $250,000 (10)

         10.7 Amendment to Security Agreement dated March 30, 1998 by and between the Registrant and SMC Group (1)

         10.8 Promissory Note dated as of January 7, 2000 from the Registrant in favor of Saunders & Parker, Inc. for $136,444.90
                  (3)

         10.9     1998 Stock Option Plan of the Registrant (#) (8)

         10.10    2000 Stock Option Plan of the Registrant (#) (9)

         10.11 Amendment to Section 5 of the 2000 Stock Option Plan of the Registrant (#) (10)

         10.12 Amendment dated as of June 27, 2001 to Secured Promissory Note dated December 30, 1997 made by the Registrant in favor of Shala Shashani for $250,000 (11)

         10.13 Common Stock Purchase Warrant dated as of June 27, 2001 issued by the Registrant to Shala Shashani (11)

         10.14 Debenture Purchase Agreement dated January 2, 2001 between the Registrant and Dolphin Offshore Partners, L.P. (12)

         10.15 7.0% Convertible Subordinated Debenture due January 2, 2003 in the principal amount of $2,115,000 made by the Registrant in favor of Dolphin Offshore Partners, L.P. (12)

         10.16 Modification Agreement dated as of June 29, 2001 by and between the Registrant and Dolphin Offshore Partners, L.P.
                  (11)

         10.17    Telenetics Corporation 2001 Employee Stock Purchase Plan (#)
                  (13)

         10.18 Telenetics Corporation Amended and Restated 2001 Stock Option Plan (#) (14)

         10.19 Note and Warrant Purchase Agreement dated as of April 1, 2002 by and between the Registrant and Dolphin Offshore Partners, L.P. (16)

         10.20 Secured convertible promissory note due April 1, 2005 in the principal amount of $2,115,000 made by the Registrant in favor of Dolphin Offshore Partners, L.P. (16)

         10.21 Registration Rights Agreement dated as of April 1, 2002 by and between the Registrant and Dolphin Offshore Partners, L.P.
                  (16)

         10.22 Security Agreement dated as of April 1, 2002 relating to the security interest granted by the Registrant for the benefit of Dolphin Offshore Partners, L.P. (16)

         10.23 Common Stock Purchase Warrant dated as of April 1, 2002 issued by the Registrant in favor of Dolphin Offshore Partners, L.P.
                  (16)

         10.24 Note and Warrant Purchase Agreement dated as of March 1, 2002 by and between the Registrant and the investors named therein
                  (16)

         10.25 Form of secured convertible promissory note due March 1, 2005 made by the Registrant in favor of the investors in the Registrant's March 1, 2002 private placement (16)

         10.26 Registration Rights Agreement dated as of March 1, 2002 by and among the Registrant and the investors named therein (16)

         10.27 Security Agreement dated as of March 1, 2002 relating to the security interest granted by the Registrant for the benefit of the secured parties named therein (16)

         10.28 Form of common stock purchase warrant issued by the Registrant in favor of the investors in the Registrant's March 1, 2002 private placement (16)

         10.29 Form of common stock purchase warrant issued by the Registrant in favor of the placement agent in the Registrant's March 1, 2002 private placement (16)

         10.30 Note and Warrant Purchase Agreement dated as of January 23, 2002 by and between the Registrant and the investors named therein (16)

         10.31 Form of senior secured convertible promissory note due January 23, 2005 made by the Registrant in favor of the investors in the Registrant's January 23, 2002 private placement (16)

         10.32 Registration Rights Agreement dated as of January 23, 2002 by and among the Registrant and the investors named therein (16)

         10.33 Security Agreement dated as of January 23, 2002 relating to the security interest granted by the Registrant for the benefit of the secured parties named therein (16)

         10.34 Form of common stock purchase warrant issued by the Registrant in favor of the investors in the Registrant's January 23, 2002 private placement (16)

         10.35 Form of common stock purchase warrant issued by the Registrant in favor of the placement agent in the Registrant's January 23, 2002 private placement (16)

         10.36 Agreement dated as of February 11, 2002 between the Registrant and EGN B.V. (16)

         10.37 Telenetics Corporation Stock Purchase Warrant between the Registrant and SMC Communications Group, Inc. (1)

         10.38 Letter Agreement dated as of April 1, 2002 between the Registrant and Peter E. Salas as General Partner of Dolphin Offshore Partners, L.P. (16)

         10.39 Note Modification Agreement dated as of June 30, 2002 between Telenetics Corporation and Dolphin Offshore Partners, L.P.
                  (17)

         10.40 12% Subordinated Unsecured Promissory Note due January 15, 2004 made by Telenetics Corporation in favor of Dolphin Offshore Partners, L.P. (17)

         10.41 Note Modification Agreement dated as of June 30, 2002 between Telenetics Corporation and Terry S. Parker (17)

         10.42 7% Subordinated Unsecured Promissory Note due January 15, 2004 made by Telenetics Corporation in favor of Terry S. Parker
                  (17)

         10.43 Repayment Agreement dated August 30, 2002 in the principal amount of $1.2 million made by Telenetics Corporation in favor of Corlund Electronics, Inc. (18)

         10.44 Security Agreement dated as of June 25, 2001 by and between Telenetics Corporation and Rutan & Tucker, LLP (21)

         10.45 Agreement dated as of June 25, 2001 by and between Telenetics Corporation and Rutan & Tucker, LLP (21)

         10.46 Security Agreement dated as of June 25, 2001 by and between Telenetics Corporation and Rutan & Tucker, LLP (21)

         10.47 Amendment to Manufacturing Agreement dated as of August 31, 2002 by and between Telenetics Corporation and Corlund Electronics, Inc. (20)

         10.48 Security Agreement dated as of August 31, 2002 by and between Telenetics Corporation and Corlund Electronics, Inc. (20)

         10.49 Telenetics Corporation Director Compensation and Equity Incentive Policy adopted June 13, 2002 (20)

         10.50 6% Convertible Subordinated Secured Promissory Note dated as of June 25, 2001 from the Registrant in favor of Rutan & Tucker (19)

         10.51 Non-Qualified Stock Option dated as of February 11, 2002 issued by the Registrant to John D. McLean (19)

         10.52 Amended and Restated Employment Agreement dated as of January 7, 2000 between the Registrant and John D. McLean (19)

         10.53 Certificate of Amendment of Restated and Amended Articles of Incorporation of Telenetics Corporation dated May 16, 2002
                  (20)

         10.54 Security Agreement dated as of May 21, 2002 between the Registrant and Corlund Electronics, Inc. (20)

         10.55 8% Subordinated Unsecured Promissory Note due February 1, 2003 in the principal amount of $24,723 made by Telenetics Corporation in favor of Saunders & Parker, Inc. (18)

         10.56 Amendment to Manufacturing Agreement dated as of August 31, 2002 by and between Telenetics Corporation and Corlund Electronics, Inc. (21)

         10.57 Security Agreement dated as of August 30, 2002 by and between Telenetics Corporation and Corlund Electronics, Inc. (21)

         10.58 Debt Modification Agreement dated November 22, 2002 by and between Telenetics Corporation and Shala Shashani Lutz D.B.A. SMC Group.

         10.59 Repayment Agreement dated December 31, 2003 in the principal amount of $300,000 made by Telenetics Corporation in favor of Corlund Electronics, Inc.

         10.60 Amended and Restated Note and Warrant Purchase Agreement dated as of March 1, 2003 by and among the Registrant and the purchasers named therein (22)

         10.61 Amended and Restated Security Agreement dated as of March 1, 2003 by and among the Registrant and the secured parties named therein (22)

         10.62 Amended and Restated Registration Rights Agreement dated as of March 1, 2003 by and among the Registrant and the purchasers named therein (22)

         10.63 Form of Amended and Restated Warrant to Purchase Shares of Common Stock dated as of March 1, 2003 issued by the Registrant in favor of the purchasers under the Amended and Restated Note and Warrant Purchase Agreement dated as of March 1, 2003 (22)

         10.64 Form of Amended and Restated Secured Promissory Note due March 1, 2006 dated as of March 1, 2003 issued by the Registrant in favor of the purchasers (other than Dolphin Offshore Partners, L.P.) under the Amended and Restated Note and Warrant Purchase Agreement dated as of March 1, 2003 (22)

         10.65 Amended and Restated Security Agreement dated as of March 1, 2003 between the Registrant and Dolphin Offshore Partners, L.P. (22)

         10.66 Amended and Restated Secured Promissory Noted due March 1, 2006 dated as of March 1, 2003 issued by the Registrant in favor of Dolphin Offshore Partners, L.P. (22)

         10.67 Unsecured Promissory Note due July 7, 2003 made by Telenetics Corporation in favor of Dolphin Offshore Partners L.P. (24)

         10.68 Unsecured Promissory Note due July 7, 2003 made by Telenetics Corporation in favor of Michael N. Taglich (24)

         10.69 Settlement Agreement and Mutual Release effective June 6, 2003, by and among Telenetics Corporation and Comtel Electronics, Inc. dba Corlund Electronics - Tustin and Corlund Electronics Corporation dba Corlund Electronics - Camarillo
                  (23)

         10.70 Settlement Agreement and Mutual Release effective August 12, 2003 between Telenetics Corporation, David Stone, Michael Taglich and Michael Armani. (26)

         10.71 Technology Transfer, License and Distribution Agreement dated September 25, 2003 between Telenetics Corporation and Global Data Inc. (25)

         10.72 Amendment to Settlement Agreement and Mutual Release effective as of September 30, 2003 among Telenetics Corporation and Credit Managers Association of California dba CMA Business Credit Services (the Settlement Agreement and Mutual Release dated as of June 6, 2003 is attached as Exhibit 10.1 to the Registrant's Form 8-K for June 6, 2003 filed June 24, 2003).
                  (27)

         14.1     Code of Business Conduct and Ethics

         14.2     Code of Ethics for CEO and Senior Financial Officers

         21.1     Subsidiaries of the Registrant (6)

         31.1 Certifications Required by rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

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

         (3) Filed as an exhibit to the Registrant's Form 8-K for January 7, 2000 and incorporated herein by reference.

         (4) Filed as an exhibit to the Registrant's Form S-3 (Registration No. 333-57334) filed with the Securities and Exchange Commission on March 20, 2001 and incorporated herein by reference.

         (5) Filed as an exhibit to the Registrant's Form 8-K for September 8, 2000 and incorporated herein by reference.

         (6) Filed as an exhibit to the Registrant's Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.

         (7) Filed as an exhibit to the Registrant's Form 8-K for December 29, 2000 and incorporated herein by reference.

         (8) Filed as an exhibit to the Registrant's definitive proxy statement for the 1999 annual meeting of shareholders and incorporated herein by reference.

         (9) Filed as an exhibit to the Registrant's definitive proxy statement for the 2000 annual meeting of shareholders and incorporated herein by reference.

         (10) Filed as an exhibit to the initial filing of the Registrant's Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference.

         (11) Filed as an exhibit to the Registrant's Form 10-QSB for the quarter ended June 30, 2001 and incorporated herein by reference.

         (12) Filed as an exhibit to the Registrant's Form S-3 (Registration No. 333-59830) filed with the Securities and Exchange Commission on April 30, 2001 and incorporated herein by reference.

         (13) Filed as an exhibit to the Registrant's definitive proxy statement for the 2001 annual meeting of shareholders and incorporated herein by reference.

         (14) Filed as an exhibit to the Registrant's Form S-8 (Registration No. 333-69836) filed with the Securities and Exchange Commission on September 21, 2001 and incorporated herein by reference.

         (15) Filed as an exhibit to the Registrant's Form SB-2 (Registration No. 333-82706) filed with the Securities and Exchange Commission on February 13, 2002 and incorporated herein by reference.

         (16) Filed as an exhibit to Registrant's Form 10-KSB for the year ended December 31, 2001 and incorporated by reference.

         (17) Filed as an exhibit to Registrant's Form 10-QSB for the quarter ended June 30, 2002, and incorporated by reference.

         (18) Filed as an exhibit to Registrant's Form 10-QSB for the quarter ended September 30, 2002, and incorporated by reference

         (19) Filed as an exhibit to Registrant's Registration Statement on Form SB-2 (Registration No. 333-86662) on April 19, 2002 and incorporated by reference

         (20) Filed as an exhibit to the Registrant's Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2 Filed with the Commission on May 31, 2002 (Registration No. 333-86662) and incorporated by reference

         (21) Filed as an exhibit to our Post-Effective Amendment No. 1 to Registration Statement on Form SB-2 filed with the Commission on October 4, 2002 (Registration No. 333-86662) and incorporated by reference

         (22) Filed as an exhibit to the Registrant's Form 10-QSB for the quarter ended March 31, 2003 and incorporated herein by reference.

         (23) Filed as an exhibit to the Registrant's Form 8-K for June 25, 2003 and incorporated herein by reference.

         (24) Registrant's Form 10-QSB for the quarter ended June 30, 2003 and incorporated herein by reference

         (25) Filed as an exhibit to the Registrant's Form 8-K for September 29, 2003 and incorporated herein by reference.

         (26) Filed as an exhibit to the Registrant's Form 10-QSB for the quarter ended September 30, 2003 and incorporated herein by reference.

         (27) Filed as an exhibit to the Registrant's Form 8-K for October 17, 2003 and incorporated herein by reference.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 29th day of March, 2004.


                                   TELENETICS CORPORATION

                                   By: /s/ David L. Stone
                                       ----------------------------------------
                                       David L. Stone, CEO, President and Chief
                                       Financial Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.


                  Name                                         Title                             Date
                  ----                                         -----                             ----

/S/ DAVID L. STONE                               President, Chief Executive Officer and     March 29, 2004
--------------------------------------------     Chief Financial Officer (principal
David L. Stone                                   executive officer and principal
                                                 accounting officer)

/S/ MICHAEL N.TAGLICH                            Chairman of the Board and Director         March 29, 2004
--------------------------------------------
Michael N. Taglich

/S/ DAVID B. PARSHALL                            Director                                   March 29, 2004
--------------------------------------------
David B. Parshall

/S/ GARY P. ARNOLD                               Director                                   March 29, 2004
--------------------------------------------
Gary P. Arnold

/S/ ROBERT SCHROEDER                             Director                                   March 29, 2004
--------------------------------------------
Robert Schroeder

/S/ WILLIAM C. KOSOFF                            Director                                   March 29, 2004
--------------------------------------------
William C. Kosoff


                         EXHIBITS FILED WITH THIS REPORT

Exhibit
Number                   Description
------                   -----------

10.58 Debt Modification Agreement dated November 22, 2002 by and between Telenetics Corporation and Shala Shashani Lutz D.B.A. SMC Group.

10.59 Repayment Agreement dated December 31, 2003 in the principal amount of $300,000 made by Telenetics Corporation in favor of Corlund Electronics, Inc.

14.1     Code of Business Conduct and Ethics

14.2     Code of Ethics for CEO and Senior Financial Officers

31.1 Certifications Required by rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002