Form 10KSB/A
period 2003-12-31
TELENETICS CORP
filed 2004-04-29
CIK 810018

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                 AMENDMENT NO. 1
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended DECEMBER 31, 2003 OR

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

As of April 27, 2004, the aggregate market value of the common equity held by nonaffiliates of the registrant was approximately $12,573,097. The number of shares outstanding of the registrant's only class of common stock was 50,292,386 on April 27, 2004.

Transitional Small Business Disclosure Format (check one):  YES [ ]  NO |X|

DOCUMENTS INCORPORATED BY REFERENCE:  None

The purpose of this Amendment No. 1 is to file information with respect to Items 9 through 14 of Part III of this Form 10-KSB/A.

================================================================================

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

         Our current directors and executive officers, and their ages, positions and business experience are as follows:

NAME                                   AGE                 POSITION
----                                   ---                 --------
Michael N. Taglich (3).............     39    Chairman of the Board and Director
David L. Stone.....................     45    Chief Executive Officer, President
                                              and Chief Financial Officer
John D. McLean.....................     54    Chief Operating Officer
Robert Schroeder...................     37    Director
William C. Kosoff..................     62    Director
Gary P. Arnold (1)(3)..............     63    Director
David B. Parshall (1)(2)(3)........     56    Director

-------------------

(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.
(3) Member of the Nominating Committee.

         Each officer of Telenetics serves at the discretion of the board of directors. There are no family relationships between or among any of our directors or executive officers.

         MICHAEL N. TAGLICH has served as the Chairman of our board of directors since May 2002. Since 1992, Mr. Taglich has served as the president of Taglich Brothers Inc., a New York-based investment banking and NASD member firm. In January 2003, he became Chairman of the Board of WSI Industries Inc. (NasdaqSC:WSCI) and is a member of the board of Cormaria Retreat House. Mr. Taglich holds a B.S. degree in General and International Business from New York University and holds Series 27 and Series 7 securities licenses.

         ROBERT SCHROEDER has served as a member of our board of directors since February 2001. Mr. Schroeder has been employed by Taglich Brothers, Inc. as an associate since 2000 and as an equity analyst from 1993 to 2000. Mr. Schroeder holds a B.S. degree in Accounting from New York University and holds Series 7 and Series 63 securities licenses. He also holds the designation of Chartered Financial Analyst.

         WILLIAM C. KOSOFF has served as a member of our board of directors since May 2002. He is a founder of Telenetics and served as its president until 1992. Mr. Kosoff left Telenetics in 1992 and returned in 1998, and has served in various sales, marketing and business development capacities. Since May 2002, Mr. Kosoff has served as Vice President of sales. Mr. Kosoff received his B.A. degree in Physics from the California State University in 1976.

         GARY P. ARNOLD has served as a member of our board of directors since November 2003. He has served as a director of National Semiconductor Corp. (NYSE:NSM) since 1989. He joined National Semiconductor Corp. in 1981, and served as its vice president and chief financial officer from 1983 to 1990. Mr. Arnold served as the vice president and chief financial officer of Tektronix,

Inc. (NYSE:TEK) from April 1990 to November 1992. He served as the chairman, president and chief executive officer of Analogy, Inc., then a public company, from January 1993 to January 2000. Since February 2000, Mr. Arnold has managed investments for his own account. Mr. Arnold holds a B.S. degree in Accounting from Eastern Tennessee State University, a J.D. degree from the University of Tennessee, and he is a Certified Public Accountant.

         DAVID B. PARSHALL has served as a member of our board of directors since May 2002. Mr. Parshall has served as a managing director of Private Equity Investors, Inc., a private company that purchases portfolios of private equities, since April 1992. He has served as a director of Dolphin Asset Management Corp., a private company that invests in United States small stocks, and has been associated with that company or its predecessors since October 1992. Mr. Parshall has served as a director of Friedman's Inc. (Nasdaq: FRDM) since December 1993 and is the chairman of the compliance committee and a member of the audit and compensation committees of that company. From June 1996 to September 1999, Mr. Parshall served as a director of Logic Associates, Inc., a private software company. From 1976 to 1990, he was successively an associate, vice president, senior vice present and managing director of Lehman Brothers, and from August 1990 to March 1992, he served as a managing director of Blackstone Group, L.P., both investment banks. Mr. Parshall holds an A.B. degree in Greek from Columbia College and a M.B.A. degree with a concentration in Finance from Columbia University, Graduate School of Business.

         DAVID L. STONE has served as our Chief Executive Officer since November 2003, as our President since May 2002, as our Chief Financial Officer since April 1999, and served as our Secretary from July 1999 to May 2002. Prior to joining Telenetics, Mr. Stone held the positions of Vice President of Finance and Chief Financial Officer of SmartDisk Corporation (Nasdaq: SMDK) from 1997 to 1998, and additionally held a variety of executive positions, including Executive Vice President and Chief Financial Officer of Tylan General, Inc., a manufacturer of process control instrumentation, from 1980 to 1997. Mr. Stone holds a B.S. degree in Business Administration/Finance from the University of New Hampshire.

         JOHN D. MCLEAN served as our Chief Operating Officer from September 8, 2000 to September 27, 2001 and for the period since May 15, 2002, and as President of our Wireless Data Network Division from January 2000 to September 2000 and for the period from September 27, 2001 to May 2002. Prior to joining the Company, Mr. McLean served as a senior executive of GTE Wireless, where he was employed since 1971.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, or reporting persons, to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission. The reporting persons are required by Securities and Exchange Commission regulations to furnish us with copies of all reports that they file.

         Based solely upon a review of copies of these reports furnished to us during 2003 and thereafter, or written representations received by us from reporting persons that no other reports were required, we believe that all
Section 16(a) filing requirements applicable to our reporting persons during 2003 were complied with, except that:

      o Mr. Arnold filed a late Form 3 to report his appointment as a director of Telenetics and is preparing one late Form 4 to report three transactions;

      o     Mr. McLean is preparing two late Form 4s to report six transactions;

      o Mr. Rombach is preparing two late Form 4s to report two transactions;

      o Mr. Kosoff is preparing two late Form 4s to report three transactions;

      o Mr. Stone is preparing two late Form 4s to report eight transactions and one late Form 5 to report one transaction;

      o Dr. H. George Levy, a former director, is preparing one late Form 4 to report five transactions;

      o Mr. Michael Taglich is preparing two late Form 4s to report seven transactions.

CODE OF ETHICS

         Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees and an additional Code of Business Ethics that applies to our Chief Executive Officer and Senior Financial Officers. We have filed these codes as exhibits to our annual report on Form 10-KSB for the fiscal year ended December 31, 2003.

         We intend to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments to or waivers from provision of these codes that relate to one or more of the items set forth in Item 406(b) of Regulation S-B, by describing on our Internet website, within five business days following the date of a waiver or a substantive amendment, the date of the waiver or amendment, the nature of the amendment or waiver, and the name of the person to whom the waiver was granted.

         Information on our Internet website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Securities and Exchange Commission.

ITEM 10. EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

         The Summary Compensation Table below provides information concerning the annual and long-term compensation for services in all capacities as an employee of Telenetics of our Chief Executive Officer, President and Chief Financial Officer and our Chief Operating Officer, or the named executives, during 2001, 2002 and 2003. There were no other executive officers whose annual salary and bonus compensation exceeded $100,000 during 2003.

                                             SUMMARY COMPENSATION TABLE
                                                                                                        LONG-TERM
                                                                                                       COMPENSATION
                                                                                                       ------------
                                                                                                          AWARDS
                                                         ANNUAL COMPENSATION         OTHER ANNUAL       SECURITIES
                                                      --------------------------     COMPENSATION       UNDERLYING
    NAME AND PRINCIPAL POSITION           YEAR        SALARY ($)       BONUS ($)          ($)           OPTIONS (#)
    ---------------------------           ----        ----------       ---------     ------------       -----------
David L. Stone                            2003        185,000(1)       75,000(2)         3,600(4)              --
   Chief Executive Officer, President     2002        153,750(1)       70,000(5)         3,600            160,000
   and Chief Financial Officer            2001        145,000          22,500            3,600            175,000
John D. McLean                            2003        150,000(3)       17,188(2)            --                 --
   Chief Operating Officer (3)            2002        150,000          36,589(6)            --            230,000
                                          2001        150,000              --           32,001             50,000

--------------

(1) Effective May 15, 2002, Mr. Stone became our President and became entitled to receive a total annual salary of $185,000, which commenced on October 1, 2002. In February 2004, Mr. Stone became entitled to receive a total annual salary of $210,000, and has the opportunity to earn a bonus of $95,000 in 2004 based upon our achieved financial goals.
(2)   Payment of bonus due for 2003 was deferred and not paid until 2004.

(3) Mr. McLean served as our Chief Operating Officer from September 8, 2000 to September 27, 2001 and for the period since May 15, 2002, and as President of our Wireless Data Network Division from January 7, 2000 to September 8, 2000 and for the period since September 27, 2001.
(4)   Total represents $3,600 for an auto allowance.
(5) Total includes 433,333 shares of common stock, with a fair market value of $32,500, issued in February 2003 for a 2002 bonus accrual. Payment of $5,000 of the bonus due for 2002 was paid and $32,500 was deferred and not paid until 2003.
(6) Total includes 487,847 shares of common stock, with a fair market value of $36,589, issued in February 2003 for a 2002 bonus accrual.

                        OPTION GRANTS IN LAST FISCAL YEAR

         We did not grant any stock options or stock appreciation rights to the named executives during 2003.

                     AGGREGATED OPTION EXERCISES AND FISCAL
                             YEAR-END OPTION VALUES

         The following table sets forth the number of exercisable and unexercisable in-the-money stock options and their values at December 31, 2003 for the named executives. An option is "in-the-money" if the fair market value for the underlying securities exceeds the exercise price of the option. None of the named executives acquired shares through the exercise of options during 2003.

                                             NUMBER OF SECURITIES UNDERLYING          VALUE OF UNEXERCISED IN-THE-
                                                 UNEXERCISED OPTIONS AT                     MONEY OPTIONS AT
                                                    DECEMBER 31, 2003                     DECEMBER 31, 2003(1)
                                             --------------------------------        -------------------------------
NAME                                         EXERCISABLE        UNEXERCISABLE        EXERCISABLE       UNEXERCISABLE
----                                         -----------        -------------        -----------       -------------
David L. Stone........................         379,000              76,000             $27,200               --
John D. McLean........................         460,000              20,000             $13,600               --

-------------------
(1) Based upon the closing sale price of our common stock of $.017 per share on December 31, 2003 (the last trading day during 2003) as reported on the OTC Bulletin Board, less the exercise price of the option.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         Effective February 2004, David Stone, our Chief Executive Officer, President and Chief Financial Officer, became entitled to receive a total annual salary of $210,000, and has the opportunity to earn a bonus of $95,000 in 2004 based upon our achieved financial goals.

BOARD COMMITTEES

         Our board of directors currently has an audit committee, compensation committee and nominating committee.

         The audit committee selects our independent auditors, reviews the results and scope of the audit and other services provided by our independent auditors, reviews our financial statements for each quarterly period and reviews and evaluates our internal control functions. The audit committee is governed by a written charter. The Audit Committee currently consists of Gary P. Arnold and David B. Parshall. Our board of directors has determined that Mr. Arnold is an audit committee financial expert. Our board of directors has also determined that Mr. Arnold and Parshall are "independent" as defined in NASD Marketplace Rule 4200(a)(15).

         The compensation committee makes recommendations to our board of directors concerning salaries and incentive compensation for our employees and consultants and selects the persons entitled to receive options under our stock option plans and establishes the number of shares, exercise price, vesting period and other terms of the options granted under those plans. The compensation committee also administers our stock purchase plan. The entire board of directors also may perform these functions with respect to our stock purchase plan and stock option plans. Since March 2004, this committee has consisted of David B. Parshall.

         The nominating committee selects nominees for the board of directors. Beginning in and since January 2004, the nominating committee has consisted of Michael Taglich, Gary Arnold and David Parshall. The nominating committee utilizes a variety of methods for identifying and evaluating nominees for director, including candidates that may be referred by shareholders. Shareholders that desire to recommend candidates for the board for evaluation may do so by contacting Telenetics in writing, identifying the potential candidate and providing background information. Candidates may also come to the attention of the nominating committee through current board members, professional search firms and other persons. In evaluating potential candidates, the nominating committee will take into account a number of factors, including, among others, the following:

     o    independence from management;

     o    whether the candidate has relevant business experience;

     o    judgment, skill, integrity and reputation;

     o    existing commitments to other businesses;

     o    corporate governance background;

     o financial and accounting background, to enable the nominating committee to determine whether the candidate would be suitable for audit committee membership; and

     o    the size and composition of the board.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No member of our board of directors has a relationship that would constitute an interlocking relationship with executive officers and directors of another entity.

COMPENSATION OF DIRECTORS

         Effective June 13, 2002, our board of directors adopted a director compensation and equity incentive policy that cancelled and superseded our September 8, 2000 director compensation program and provided for the following:

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

         o Each non-employee director shall be entitled to reimbursement for reasonable and necessary expenses incurred in connection with attendance at meetings of the board or committees of the board; and

         o Each of the five non-employee members of the board received effective as of June 13, 2002 a non-qualified stock option outside of our stock option plans to purchase up to 50,000 shares of common stock, with such options (a) to have an initial exercise price of $0.115 per share, which is the closing price of a share of our common stock on the day immediately preceding the date of grant, and (b) subject to continued service requirements and other terms of the applicable option agreement, are to vest and become exercisable in four equal quarterly installments beginning September 11, 2002 and to expire on June 12, 2012.

         On February 14, 2003, our board of directors approved the issuance of shares of common stock, at a rate of $0.075 per share, which was the fair market value of a share of our common stock on that date, to all directors in lieu of payment to them of certain amounts accrued and outstanding under the directors' compensation plan adopted in June 2002. An aggregate of 637,666 shares of common stock was issued to non-employee directors Michael Taglich, Bradley Jacobs and Robert Schroeder in lieu of payment to them of an aggregate of $47,825 in outstanding compensation. Effective November 2003, Mr. Jacobs resigned from the board.

         On November 7, 2003, our board of directors adopted a director compensation and equity incentive policy, effective January 1, 2004, that cancelled and superseded our June 13, 2002 director compensation program and provided for the following:

         o Compensation to Michael Taglich as Chairman of the Board is $63,000 per year;

         o Compensation of each non-employee members of the board other than Mr. Arnold and Mr. Taglich is $15,000 per year;

         o Compensation to Mr. Arnold for his director services is $25,000 per year; and

         o Each non-employee director shall be entitled to reimbursement for reasonable and necessary expenses incurred in connection with attendance at meetings of the board or committees of the board.

         The cash compensation was to be earned and payable quarterly in arrears unless deferred at the discretion of our President.

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

         o for acts or omissions that a director believes to be contrary to the best interests of Telenetics or our shareholders or that involve the absence of good faith on the part of the director;

         o for any transaction for which a director derived an improper personal benefit;

         o for acts or omissions that show a reckless disregard for the director's duty to Telenetics or our shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director's duties, of a risk of serious injury to Telenetics or our shareholders;

         o for acts or omissions that constitute an unexcused pattern of inattention that amounts to an abdication of the director's duty to Telenetics or our shareholders; and

         o for engaging in transactions described in the California Corporations Code or California case law that result in liability, or approving the same kinds of transactions.

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

         Our Restated and Amended Bylaws provide for indemnification of our officers, directors, employees, and other agents to the extent and under the circumstances permitted by California law. In all cases where indemnification is permitted by the Restated and Amended Bylaws, a determination to indemnify such person must be made when ordered by a court and must be made in a specific case upon a determination that indemnification is required or proper in the circumstances. Such determination must be made:

         o by our board of directors by a majority vote of a quorum consisting of directors who were not parties to the action, suit or proceeding which is the subject of the request for indemnification; or

         o if such a quorum is not obtainable, or, even if obtainable, a majority vote of a quorum of disinterested directors so directs, by independent legal counsel in a written opinion; or

         o        by a majority of our shareholders.

         To the extent indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of Telenetics under the above provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         As of April 27, 2004, a total of 50,292,386 shares of our common stock were outstanding. The following table sets forth information as of that date regarding the beneficial ownership of our common stock by:

         o each person known by us to own beneficially more than five percent, in the aggregate, of the outstanding shares of our common stock as of the date of the table;

         o        each of our directors and director nominees;

         o each of our named executive officers in the Summary Compensation Table contained elsewhere in this document; and

         o all of our directors, director nominees and current executive officers as a group.

         Beneficial ownership is determined in accordance with Rule 13d-3 promulgated by the Securities and Exchange Commission, and generally includes voting or investment power with respect to securities. Except as indicated in the footnotes to the table, we believe each holder possesses sole voting and investment power with respect to all of the shares of common stock owned by that holder, subject to community property laws where applicable. In computing the number of shares beneficially owned by a holder and the percentage ownership of that holder, shares of common stock subject to options or warrants held by that holder that are currently exercisable or are exercisable within 60 days after the date of the table are deemed outstanding. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person or group.

         As described above under the heading "Certain Relationships and Related Transactions," SDS Merchant Fund, L.P., Dolphin Offshore Partners, L.P., Michael
N. Taglich, Tag Kent Partners and Gary P. Arnold hold 2003 restructuring warrants. Each of the 2003 restructuring warrants prohibits its holder from exercising the warrant to the extent that exercise of the warrant would result in the holder beneficially owning in excess of 4.999% or 9.999% of our outstanding shares of common stock.

         A holder of a 2003 restructuring warrant may waive the 4.999% limitation upon 60 days' prior written notice to us. Also, these limitations do not preclude a holder from exercising a warrant and selling shares underlying the warrant in stages over time where each stage does not cause the holder and its affiliates to beneficially own shares in excess of the limitation amounts. In light of the limitations contained in the 2003 restructuring warrants, the number of shares shown in the table as beneficially owned by Michael N. Taglich has been limited to 4.999% of the shares of our common stock outstanding as of the date of the table, and the numbers of shares shown in the table as beneficially owned by Dolphin Offshore Partners, L.P. and SDS Merchant Fund, L.P. consist only of the outstanding shares of common stock that those holders beneficially owned as of the date of the table and does not include any shares issuable upon conversion of their 2003 restructuring warrants or other derivative securities.

         Except as indicated in the footnotes to the following table, the address for each named beneficial owner is 25111 Arctic Ocean, Lake Forest, California 92630.

                                                                                                   PERCENT OF
                                                                   AMOUNT AND NATURE OF           COMMON STOCK
NAME OF BENEFICIAL OWNER                                           BENEFICIAL OWNERSHIP        BENEFICIALLY OWNED
------------------------                                           --------------------        ------------------
Dolphin Offshore Partners, L.P................................         11,935,807 (1)                 23.73%
SDS Merchant Fund, L.P........................................          5,560,380 (2)                 11.81%
Michael N. Taglich............................................          2,568,368 (3)                  4.99%
John D. McLean................................................          1,281,717 (4)                  2.52%
David L. Stone................................................          1,030,333 (5)                  2.03%
Gary P. Arnold................................................            266,246 (6)                   *
Robert Schroeder..............................................            702,805 (7)                  1.38%
William C. Kosoff.............................................            349,859 (8)                   *
David B. Parshall.............................................             50,000 (9)                   *
All directors, and executive officers
   as a group (7 persons).....................................          6,695,803 (10)                12.50%

-------------------
*     Less than 1.00%
(1) Due to beneficial ownership limitations, the number shown represents only outstanding shares and excludes 3,599,878 shares underlying a warrant. If beneficial ownership limitations were disregarded, this holder would beneficially own 15,535,685 shares representing approximately 28.83% of our outstanding common stock. Power to vote or dispose of the shares is held by Peter E. Salas as general partner. The address for Mr. Salas is 129 East 17th Street, New York, New York 10003.
(2) Due to beneficial ownership limitations, the number shown represents only outstanding shares and excludes 2,553,105 shares underlying a warrant. If beneficial ownership limitations were disregarded, this holder would beneficially own 8,113,485 shares representing approximately 15.35% of our outstanding common stock. Power to vote or dispose of the shares is held by SDS Capital Partners, LLC, as general partner. Steve Derby is the managing member of SDS Capital Partners, LLC. The address for SDS Merchant Fund, L.P. is c/o SDS Capital Partners, One Sound Shore Drive, Greenwich, Connecticut 06830.
(3) Includes 90,129 shares held in Mr. Taglich's 401(k) account, 360,512 shares held by Taglich Brothers, Inc., an NASD member firm that has acted as placement agent for Telenetics from time to time (TBI) and 407,517 shares held by Tag Kent Partners (TKP). Also includes a maximum aggregate of 1,085,266 shares of common stock that may be issued upon exercise of warrants held by Mr. Taglich and Tag Kent Partners without waiver of beneficial ownership limitations. If beneficial ownership limitations were disregarded, this holder would beneficially own 3,014,843shares representing approximately 5.82% of our outstanding common stock. Mr. Taglich is a director and president of TBI and is general partner of TKP. Mr. Taglich is a director and chairman of the board of Telenetics. The address for Mr. Taglich is c/o Taglich Brothers, Inc., 1370 6th Avenue, 31st Floor, New York, New York 10019.
(4) Includes 27,200 shares underlying warrants and 460,000 shares underlying options. Mr. McLean is our chief operating officer.
(5) Includes 385,000 shares underlying options, 64,500 shares held in Mr. Stone's individual retirement account and 35,500 shares held by Mr. Stone's daughter. Mr. Stone is our chief executive officer, president and chief financial officer and disclaims beneficial ownership of the shares held by his daughter.
(6) Includes 85,104 shares underlying a warrant. Mr. Arnold is a director of Telenetics and holds the warrant and shares in joint tenancy with his spouse.

(7) Includes 502,672 shares underlying warrants and 70,000 shares underlying options. Mr. Schroeder is a director of Telenetics and is an employee of TBI.
(8) Includes 10,885 shares held by Mr. Kosoff's spouse and 170,000 shares underlying options. Mr. Kosoff is a director of Telenetics and disclaims beneficial ownership of the shares held by his spouse.
(9) Represents 50,000 shares underlying options. Mr. Parshall is a director of Telenetics.
(10) Includes 1,905,234 shares underlying warrants and 1,185,000 shares underlying options and disregards beneficial ownership limitations that apply to Mr. Taglich and TKP.

EQUITY COMPENSATION PLAN INFORMATION

         The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2003.

                                                                                             NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABLE FOR
                                        NUMBER OF SECURITIES                                 FUTURE ISSUANCE UNDER
                                         TO BE ISSUED UPON          WEIGHTED-AVERAGE          EQUITY COMPENSATION
                                      EXERCISE OF OUTSTANDING       EXERCISE PRICE OF          PLANS (EXCLUDING
                                         OPTIONS, WARRANTS         OUTSTANDING OPTIONS,      SECURITIES REFLECTED
PLAN CATEGORY                               AND RIGHTS             WARRANTS AND RIGHTS           IN COLUMN (a))
-------------                         -----------------------      -------------------      -----------------------
Equity compensation plans approved
  by security holders                          3,474,000(1)                 $0.51                   1,213,000(2)
Equity compensation plans not
  approved by security holders                 2,090,000(3)                $1.73                          --
                                              -------------                                        -------------
     Total                                     5,564,000                                            1,213,000

-------------------
(1) Represents shares of common stock underlying options that are outstanding under our 2001 Employee Stock Purchase Plan and our 1998, 2000 and 2001 Stock Option Plans.
(2) Represents shares of common stock available for issuance under options that may be issued under our 2001 Employee Stock Purchase Plan and our 1998, 2000 and 2001 Stock Option Plans.
(3) Represents shares of common stock underlying non-qualified options that are outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In January 2001, we issued a 7% convertible subordinated debenture due January 2, 2003 in the principal amount of $2,115,000 to Dolphin Offshore Partners L.P. in a private offering. The note was convertible into common stock at any time. We had the right to force conversion of the debenture after August 2, 2001 if at the time we desired to force conversion, the registration statement covering shares of common stock issuable upon conversion of the debenture was effective and the average of the closing bid price per share for 20 consecutive trading days ending five days prior to the date of forced conversion was at least $2.00. This debenture was modified in June 2001 and was reinvested in our April 1, 2002 note offering, as described below. In connection with the offering of this debenture, we issued five-year placement warrants to purchase up to an aggregate of 350,000 shares of common stock at an initial exercise price of $0.80 per share to Michael N. Taglich, who subsequently transferred 257,450 of those warrants to 14 other principals and employees of Taglich Brothers, Inc.

         In January 2001, we issued a note in the principal amount of $325,000 to Dolphin Offshore Partners L.P. in a private offering. The note's original interest rate was 12% per annum. Principal and all accrued interest under the note originally were due April 22, 2001 or upon any earlier demand by Dolphin Offshore Partners L.P. The interest rate and maturity date were later modified, as described below.

         In January 2001, we issued a 6.5% junior convertible subordinated debenture due January 23, 2003 in the principal amount of $75,000 in the name of Michael N. Taglich, which debenture was assigned to Tag Kent Partners, a limited partnership of which Mr. Taglich is the general partner. Tag Kent Partners reinvested this debenture in our April 1, 2002 note offering described below. In connection with the offering of this debenture, we issued five-year placement warrants to purchase up to 5,515 and 5,514 shares of common stock, respectively, at an initial exercise price of $0.81 per share, to Michael N. Taglich and another principal of Taglich Brothers, Inc.

         Effective June 29, 2001, we entered into a note modification agreement with Dolphin Offshore Partners, L.P. Under the agreement, Dolphin Offshore Partners, L.P. waived any default by us under the 7% convertible subordinated debenture that occurred through September 30, 2001. In addition, interest rates and payment dates on the debenture and the two outstanding notes due to Dolphin Offshore Partners, L.P. were revised. Effective July 1, 2001, the interest rate of the 7% convertible subordinated debenture increased to 10% per annum, and the payment dates changed from semi-annual payments of interest in arrears on January 2 and July 2 of each year to quarterly payments in arrears on March 2, June 2, September 2 and December 2 of each year. The maturity date of the $325,000 note was extended from April 22, 2001 to July 2, 2002. Also, the interest rate of the $325,000 note increased from 12% to 15% per annum for the period from October 1, 2001 to December 31, 2001, and from 15% to 18% per annum commencing on January 1, 2002. Effective July 1, 2001, the interest rate of the $250,000 note increased from 10% to 15% per annum.

         Effective January 23, 2002, we issued $2,087,500 in principal amount of senior secured convertible promissory notes due January 23, 2005 to thirteen accredited investors in exchange for $1,975,000 cash and the cancellation of $112,500 in outstanding indebtedness. The cash included $1,500,000 from SDS Merchant Fund, L.P., $25,000 from Michael N. Taglich and $50,000 from Gary P. Arnold and his spouse. The cancellation of indebtedness consisted of the cancellation of the $75,000 principal balance of the 6.5% junior convertible subordinated debenture due January 23, 2003 and the $37,500 principal balance of the 10% subordinated unsecured promissory note due 2001, both of which were held by Tag Kent Partners. Effective March 1, 2002, we issued $162,500 in principal amount of secured convertible promissory notes due March 1, 2005 to five accredited investors. Effective April 1, 2002, we issued a secured convertible promissory note in the principal amount of $2,115,000 to Dolphin Offshore Partners, L.P. in consideration for the cancellation of the principal balance of its convertible subordinated debenture due January 2, 2003. We granted the holders of the January 23, 2002 notes, the March 1, 2002 notes and the April 1, 2002 note (collectively, the "2002 notes") a continuing security interest in all of our inventory. The 2002 notes were accompanied by immediately vested and exercisable five-year warrants, or note warrants, to purchase up to an aggregate of 7,429,543 shares of common stock at an initial exercise price of $0.44064 per share (collectively, the "2002 note warrants"). Of the 2002 note warrants, Dolphin Offshore Partners, L.P., SDS Merchant Fund, L.P., Michael N. Taglich, Tag Kent Partners and Gary P. Arnold received note warrants to purchase up to 3,599,878 shares, 2,553,105 shares, 42,552 shares, 191,483 shares, and 85,104 shares of common stock, respectively.

         The 2002 notes initially bear interest at 6% per annum and are redeemable at a substantial premium under some circumstances. The principal balances of the 2002 notes are convertible into common stock at any time or from time to time at the option of the holders, subject to the beneficial ownership limitations described below under the heading "Beneficial Ownership of Principal Security Holders and Management." The initial conversion price of the 2002 notes was $0.44064. At the initial conversion price, the 2002 notes and note warrants held by each of SDS Merchant Fund, L.P. and Dolphin Offshore Partners, L.P. would have been convertible for or exercisable into more than 5% of our outstanding shares of common stock if those 2002 note investors had waived beneficial ownership limitations. In addition, the conversion of 2002 notes at the initial conversion price and the exercise of the 2002 note warrants held by Michael N. Taglich and Tag Kent Partners would have caused Mr. Taglich to beneficially own in excess of 5% of our outstanding shares of common stock if Mr. Taglich or Tag Kent Partners had waived beneficial ownership limitations. As discussed below, the 2002 notes held by were modified in March 2003.

         In connection with the private placements of the 2002 notes and 2002 note warrants, we issued to seven principals and employees of Taglich Brothers, Inc., which persons included Michael N. Taglich and our director Robert Schroeder, immediately vested and exercisable five-year warrants to purchase up to an aggregate of 510,621 shares of common stock at an initial exercise price of $0.52877 per share. Of those warrants, Mr. Taglich and Mr. Schroeder received warrants to purchase up to 134,686 and 68,084 shares of common stock, respectively The cash proceeds of the offerings of 2002 notes and 2002 note warrants, after payment of placement agent fees to Taglich Brothers, Inc., were approximately $1,923,750. We were required to use a portion of the proceeds to repay the $300,000 principal balance plus interest that had accrued at 10% per annum on a 30-day bridge loan that we had obtained from SDS Merchant Fund, L.P. in January 2002.

         Effective June 30, 2002, we entered into a note modification agreement with Dolphin. Under the agreement, the maturity dates of the $325,000 note and the $250,000 10% note were extended from July 2, 2002 to July 15, 2002, and the due dates of all remaining payments due or to become due under each of those notes were extended to July 15, 2002. Under the agreement, effective as of July 15, 2002, Dolphin surrendered for cancellation the $325,000 note and the $250,000 note, and we paid to Dolphin the sum of $25,000 plus all accrued and unpaid interest on each of those notes through July 15, 2002. The note accrues interest at a rate of 12% per annum, except that if a minimum monthly installment is not paid by its due date, then interest on the unpaid principal portion of the note accrues at a rate of 18% per annum until the installment is paid. The note provides that if at any time three minimum monthly installments remain due and unpaid, then the note immediately becomes due and payable. Also, for so long as the note remains outstanding, the note prohibits us from paying cash compensation, other than expense reimbursement, to our directors in consideration for director services rendered on or after May 15, 2002, and prohibits us from making common stock dividends and repurchases and engaging in recapitalizations involving the payment of cash, notes or other debt instruments in exchange for shares of our common stock.

         During 2002, holders of shares of 2000 Series A Preferred Stock converted 12.21 shares of 2000 Series A Preferred Stock into an aggregate of 602,365 shares of common stock at a conversion price of $0.2027 per common share and 2.88 shares of 2000 Series A Preferred Stock into an aggregate of 550,000 shares of common stock at a conversion price of $0.0523. The preferred stock conversion at $0.0523 triggered the repricing of warrants issued to investors in our offering of Series A (1999) Convertible Preferred Stock (the "Taglich Investor Warrants") and the repricing of placement agent warrants issued in connection with that offering (the "Taglich Placement Warrants"). The Taglich Investor Warrants and Taglich Placement Warrants had previously been adjusted based upon earlier issuances of securities at offering or exercise prices that were below the exercise prices of the Taglich Investor Warrants and the Taglich Placement Warrants. As a result of the preferred stock conversion, the number of shares of the Company's common stock issuable upon exercise of outstanding Taglich Investor Warrants and Taglich Placement Warrants was increased to an aggregate of 2,943,848 shares. The exercise price of the Taglich Investor Warrants for 2,126,234 shares was adjusted downward to $0.0523 per share and the exercise price for the Taglich Placement Warrants for 817,614 shares was adjusted downward to $0.10 per share. Through April 14, 2004, all the Taglich Investor Warrants were exercised for cash. On April 14, 2004, Taglich Placement

Warrants were exercised for an aggregate of 586,614 shares for cash, including 293,307 shares to Michael Taglich. The remaining Taglich Placement Warrants to acquire 231,000 shares expired.

         Between November 2000 and November 2001, Blue Line Communications Warehouse, Inc., a company of which William C. Kosoff is the sole remaining director and a major shareholder, resold approximately $250,000 of our products. Blue Line ceased operations in December 2001. Mr. Kosoff is a founder and long-time employee who became a director of Telenetics on May 15, 2002 after having served as a director and executive officer of Telenetics during various prior periods. During 2003, Blue Line accounted for all its debts, which included $21,757 due to us, all of which was paid at December 31, 2003.

         In June 2002, we granted Mr. Kosoff a 10-year option to purchase up to 80,000 shares of common stock at an exercise price of $0.115 per share under our Amended and Restated 2001 Stock Option Plan. The option is scheduled to vest and become exercisable in four equal quarterly installments commencing September 11, 2002.

         On February 14, 2003, the board of directors approved the issuance of shares of common stock at a rate of $0.075 per share to all directors in lieu of payment to them of amounts accrued and outstanding under the compensation plan adopted in May 2002. An aggregate of 637,666 shares of common stock were issued to Michael Taglich, Bradley Jacobs and Taglich Bothers Inc. in lieu of payment to Messrs. Taglich, Jacobs and Schroeder of an aggregate of $47,825 in outstanding compensation.

         On February 29, 2003, we issued David Stone, John McLean and William Kosoff, an aggregate of 1,073,154 shares of common stock, with a fair market value of $80,487, for a 2002 bonus accrual.

         Effective March 1, 2003, we entered into a modification agreement with holders of the 2002 notes held by SDS Merchant Fund, L.P., Dolphin Offshore Partners, L.P., Michael N. Taglich, Tag Kent Partners, Gary P. Arnold and 14 others. Pursuant to the modification agreement we issued replacement notes in the aggregate amount of $4,618,943 that included unpaid principal and accrued interest through June 30, 2003. The notes bear interest at 9% per annum commencing March 1, 2003. Interest payments will be paid quarterly in arrears commencing September 30, 2003. Principal payments will be paid quarterly on February 15, May 15, August 15 and November 15 in each year commencing on August 15, 2003. The amount of the quarterly principal payments will be 10% of the then outstanding principal balance for the 2002 notes with the exception of the Dolphin Offshore Partners, L.P. note, which will be 5% of the then outstanding principal balance. All unpaid principal and accrued interest will be due and payable at maturity on March 1, 2006. Cross default provisions apply to secured debt only and any indebtedness to Corlund Electronics or its successors is excluded. All outstanding 2002 note warrants to purchase our common stock held by the participating 2002 noteholders have been amended to provide for a fixed exercise price equal to the current exercise price (amended warrants collectively, the "2003 restructuring warrants"). In addition, for each $1 of principal and accrued interest outstanding on February 28, 2003, the holder received 3.5 shares of our common stock. The shares of common stock issued in connection with the issuance of the replacement notes, including the shares of common stock underlying the 2003 restructuring warrants, carry piggy-back registration rights. The March 1, 2002 investors in the 2002 notes will be treated PARI PASSU with the January 23, 2002 investors as to security for the repayment of the replacement notes which security consists of our inventory. The holders agreed to waive any and all defaults in connection with the replaced notes.

         Effective April 15, 2004, Dolphin Offshore Partners, L.P. transferred two notes with original principal balances of $2.1 million and $1 million to Dolphin Direct Equity Partners.

         We are or have been a party to various employment, consulting and compensation arrangements with related parties, as more particularly described above under the headings "Compensation of Executive Officers," "Compensation of Directors," and "Employment Contracts and Termination of Employment and Change-in-Control Arrangements."

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

         Reference is made to the Index to Exhibits that follows Item 14 of this report.

         (b)      REPORTS ON FORM 8-K.

         During the quarter ended December 31, 2003, the Registrant filed a Form 8-K on October 17, 2003 announcing the prepayment of the final installment called for under the Settlement Agreement with Corlund Electronics. The Form 8-K included Item 5 - Other Events and Required Disclosure.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The following table sets forth the aggregate fees billed to us for services rendered to us for the years ended December 31, 2003 and 2002 by our independent auditors, Haskell & White LLP and BDO Seidman, LLP:

          FEE CATEGORY                         2003                    2002
          ------------                         ----                    ----
          Audit Fees                         $85,162 (a)             $88,100 (c)
          Audit Fees                              --                 $29,200 (d)
          Tax Fees                           $11,750                 $11,500
          All Other Fees                     $16,030 (b)             $ 2,500 (e)
          All Other Fees                          --                 $51,500 (f)
         -------------------

         (a) Includes Haskell & White LLP fees for the audit of our annual consolidated financial statements for the year ended December 31, 2003, and the reviews of the condensed consolidated financial statements included in our quarterly report on Form 10-QSB at March 31, 2003, June 30, 2003 and September 30, 2003.
         (b) Includes Haskell & White LLP fees for Securities and Exchange Commission matters and review of expense reports and expense reporting policy of $8,600.
         (c) Includes Haskell & White LLP fees for the audit of our annual consolidated financial statements for the year ended December 31, 2002, and the review of the condensed consolidated financial statements included in our quarterly report on Form 10-QSB at September 30, 2002.
         (d) Includes BDO Seidman, LLP fees for the reviews of the condensed consolidated financial statements included in our quarterly reports on Form 10-QSB at March 31, 2002, June 30, 2002 and September 30, 2002.
         (e) Includes Haskell & White LLP fees for Securities and Exchange Commission matters.
         (f) Includes BDO Seidman, LLP fees for consents relating to registration statements of $42,100 and fees for consulting of $9,400.

         Our audit committee pre-approves all services provided by Haskell & White LLP.

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

 EXHIBIT
 NUMBER                                    DESCRIPTION
 ------                                    -----------
  10.13 Common Stock Purchase Warrant dated as of June 27, 2001 issued by the Registrant to Shala Shashani (11)
  10.14 Debenture Purchase Agreement dated January 2, 2001 between the Registrant and Dolphin Offshore Partners, L.P. (12)
  10.15 7.0% Convertible Subordinated Debenture due January 2, 2003 in the principal amount of $2,115,000 made by the Registrant in favor of Dolphin Offshore Partners, L.P. (12)
  10.16 Modification Agreement dated as of June 29, 2001 by and between the Registrant and Dolphin Offshore Partners, L.P. (11)
  10.17        Telenetics Corporation 2001 Employee Stock Purchase Plan (#) (13)
  10.18 Telenetics Corporation Amended and Restated 2001 Stock Option Plan (#) (14)
  10.19 Note and Warrant Purchase Agreement dated as of April 1, 2002 by and between the Registrant and Dolphin Offshore Partners, L.P.
               (16)
  10.20 Secured convertible promissory note due April 1, 2005 in the principal amount of $2,115,000 made by the Registrant in favor of Dolphin Offshore Partners, L.P. (16)
  10.21 Registration Rights Agreement dated as of April 1, 2002 by and between the Registrant and Dolphin Offshore Partners, L.P. (16)
  10.22 Security Agreement dated as of April 1, 2002 relating to the security interest granted by the Registrant for the benefit of Dolphin Offshore Partners, L.P. (16)
  10.23 Common Stock Purchase Warrant dated as of April 1, 2002 issued by the Registrant in favor of Dolphin Offshore Partners, L.P. (16)
  10.24 Note and Warrant Purchase Agreement dated as of March 1, 2002 by and between the Registrant and the investors named therein (16)
  10.25 Form of secured convertible promissory note due March 1, 2005 made by the Registrant in favor of the investors in the Registrant's March 1, 2002 private placement (16)
  10.26 Registration Rights Agreement dated as of March 1, 2002 by and among the Registrant and the investors named therein (16)
  10.27 Security Agreement dated as of March 1, 2002 relating to the security interest granted by the Registrant for the benefit of the secured parties named therein (16)
  10.28 Form of common stock purchase warrant issued by the Registrant in favor of the investors in the Registrant's March 1, 2002 private placement (16)
  10.29 Form of common stock purchase warrant issued by the Registrant in favor of the placement agent in the Registrant's March 1, 2002 private placement (16)
  10.30 Note and Warrant Purchase Agreement dated as of January 23, 2002 by and between the Registrant and the investors named therein
               (16)
  10.31 Form of senior secured convertible promissory note due January 23, 2005 made by the Registrant in favor of the investors in the Registrant's January 23, 2002 private placement (16)
  10.32 Registration Rights Agreement dated as of January 23, 2002 by and among the Registrant and the investors named therein (16)

 EXHIBIT
 NUMBER                                    DESCRIPTION
 ------                                    -----------
  10.33 Security Agreement dated as of January 23, 2002 relating to the security interest granted by the Registrant for the benefit of the secured parties named therein (16)
  10.34 Form of common stock purchase warrant issued by the Registrant in favor of the investors in the Registrant's January 23, 2002 private placement (16)
  10.35 Form of common stock purchase warrant issued by the Registrant in favor of the placement agent in the Registrant's January 23, 2002 private placement (16)
  10.36 Agreement dated as of February 11, 2002 between the Registrant and EGN B.V. (16)
  10.37 Telenetics Corporation Stock Purchase Warrant between the Registrant and SMC Communications Group, Inc. (1)
  10.38 Letter Agreement dated as of April 1, 2002 between the Registrant and Peter E. Salas as General Partner of Dolphin Offshore Partners, L.P. (16)
  10.39 Note Modification Agreement dated as of June 30, 2002 between Telenetics Corporation and Dolphin Offshore Partners, L.P. (17)
  10.40 12% Subordinated Unsecured Promissory Note due January 15, 2004 made by Telenetics Corporation in favor of Dolphin Offshore Partners, L.P. (17)
  10.41 Note Modification Agreement dated as of June 30, 2002 between Telenetics Corporation and Terry S. Parker (17)
  10.42 7% Subordinated Unsecured Promissory Note due January 15, 2004 made by Telenetics Corporation in favor of Terry S. Parker (17)
  10.43 Repayment Agreement dated August 30, 2002 in the principal amount of $1.2 million made by Telenetics Corporation in favor of Corlund Electronics, Inc. (18)
  10.44 Security Agreement dated as of June 25, 2001 by and between Telenetics Corporation and Rutan & Tucker, LLP (21)
  10.45 Agreement dated as of June 25, 2001 by and between Telenetics Corporation and Rutan & Tucker, LLP (21)
  10.46 Security Agreement dated as of June 25, 2001 by and between Telenetics Corporation and Rutan & Tucker, LLP (21)
  10.47 Amendment to Manufacturing Agreement dated as of August 31, 2002 by and between Telenetics Corporation and Corlund Electronics, Inc. (20)
  10.48 Security Agreement dated as of August 31, 2002 by and between Telenetics Corporation and Corlund Electronics, Inc. (20)
  10.49 Telenetics Corporation Director Compensation and Equity Incentive Policy adopted June 13, 2002 (20)
  10.50 6% Convertible Subordinated Secured Promissory Note dated as of June 25, 2001 from the Registrant in favor of Rutan & Tucker (19)
  10.51 Non-Qualified Stock Option dated as of February 11, 2002 issued by the Registrant to John D. McLean (19)
  10.52 Amended and Restated Employment Agreement dated as of January 7, 2000 between the Registrant and John D. McLean (19)

 EXHIBIT
 NUMBER                                    DESCRIPTION
 ------                                    -----------
  10.53 Certificate of Amendment of Restated and Amended Articles of Incorporation of Telenetics Corporation dated May 16, 2002 (20)
  10.54 Security Agreement dated as of May 21, 2002 between the Registrant and Corlund Electronics, Inc. (20)
  10.55 8% Subordinated Unsecured Promissory Note due February 1, 2003 in the principal amount of $24,723 made by Telenetics Corporation in favor of Saunders & Parker, Inc. (18)
  10.56 Amendment to Manufacturing Agreement dated as of August 31, 2002 by and between Telenetics Corporation and Corlund Electronics, Inc. (21)
  10.57 Security Agreement dated as of August 30, 2002 by and between Telenetics Corporation and Corlund Electronics, Inc. (21)
  10.58 Debt Modification Agreement dated November 22, 2002 by and between Telenetics Corporation and Shala Shashani Lutz D.B.A. SMC Group. (28)
  10.59 Repayment Agreement dated December 31, 2003 in the principal amount of $300,000 made by Telenetics Corporation in favor of Corlund Electronics, Inc. (28)
  10.60 Amended and Restated Note and Warrant Purchase Agreement dated as of March 1, 2003 by and among the Registrant and the purchasers named therein (22)
  10.61 Amended and Restated Security Agreement dated as of March 1, 2003 by and among the Registrant and the secured parties named therein
               (22)
  10.62 Amended and Restated Registration Rights Agreement dated as of March 1, 2003 by and among the Registrant and the purchasers named therein (22)
  10.63 Form of Amended and Restated Warrant to Purchase Shares of Common Stock dated as of March 1, 2003 issued by the Registrant in favor of the purchasers under the Amended and Restated Note and Warrant Purchase Agreement dated as of March 1, 2003 (22)
  10.64 Form of Amended and Restated Secured Promissory Note due March 1, 2006 dated as of March 1, 2003 issued by the Registrant in favor of the purchasers (other than Dolphin Offshore Partners, L.P.) under the Amended and Restated Note and Warrant Purchase Agreement dated as of March 1, 2003 (22)
  10.65 Amended and Restated Security Agreement dated as of March 1, 2003 between the Registrant and Dolphin Offshore Partners, L.P. (22)
  10.66 Amended and Restated Secured Promissory Noted due March 1, 2006 dated as of March 1, 2003 issued by the Registrant in favor of Dolphin Offshore Partners, L.P. (22)
  10.67 Unsecured Promissory Note due July 7, 2003 made by Telenetics Corporation in favor of Dolphin Offshore Partners L.P. (24)
  10.68 Unsecured Promissory Note due July 7, 2003 made by Telenetics Corporation in favor of Michael N. Taglich (24)
  10.69 Settlement Agreement and Mutual Release effective June 6, 2003, by and among Telenetics Corporation and Comtel Electronics, Inc. dba Corlund Electronics - Tustin and Corlund Electronics Corporation dba Corlund Electronics - Camarillo (23)
  10.70 Settlement Agreement and Mutual Release effective August 12, 2003 between Telenetics Corporation, David Stone, Michael Taglich and Michael Armani. (26)

 EXHIBIT
 NUMBER                                    DESCRIPTION
 ------                                    -----------
  10.71 Technology Transfer, License and Distribution Agreement dated September 25, 2003 between Telenetics Corporation and Global Data Inc. (25)
  10.72 Amendment to Settlement Agreement and Mutual Release effective as of September 30, 2003 among Telenetics Corporation and Credit Managers Association of California dba CMA Business Credit Services (the Settlement Agreement and Mutual Release dated as of June 6, 2003 is attached as Exhibit 10.1 to the Registrant's Form 8-K for June 6, 2003 filed June 24, 2003). (27)
  14.1         Code of Business Conduct and Ethics (28)
  14.2         Code of Ethics for CEO and Senior Financial Officers (28)
  21.1         Subsidiaries of the Registrant (6)
  31.1 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  31.2 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------------------
(#) Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.
(1) Filed as an exhibit to the Registrant's Form 10-KSB for the fiscal year ended March 31, 1998 and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Form 10-KSB for the nine months ended December 31, 1998 and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's Form 8-K for January 7, 2000 and incorporated herein by reference.
(4) Filed as an exhibit to the Registrant's Form S-3 (Registration No. 333-57334) filed with the Securities and Exchange Commission on March 20, 2001 and incorporated herein by reference.
(5) Filed as an exhibit to the Registrant's Form 8-K for September 8, 2000 and incorporated herein by reference.
(6) Filed as an exhibit to the Registrant's Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.
(7) Filed as an exhibit to the Registrant's Form 8-K for December 29, 2000 and incorporated herein by reference.
(8) Filed as an exhibit to the Registrant's definitive proxy statement for the 1999 annual meeting of shareholders and incorporated herein by reference.
(9) Filed as an exhibit to the Registrant's definitive proxy statement for the 2000 annual meeting of shareholders and incorporated herein by reference.
(10) Filed as an exhibit to the initial filing of the Registrant's Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference.
(11) Filed as an exhibit to the Registrant's Form 10-QSB for the quarter ended June 30, 2001 and incorporated herein by reference.
(12) Filed as an exhibit to the Registrant's Form S-3 (Registration No. 333-59830) filed with the Securities and Exchange Commission on April 30, 2001 and incorporated herein by reference.
(13) Filed as an exhibit to the Registrant's definitive proxy statement for the 2001 annual meeting of shareholders and incorporated herein by reference.

(14) Filed as an exhibit to the Registrant's Form S-8 (Registration No. 333-69836) filed with the Securities and Exchange Commission on September 21, 2001 and incorporated herein by reference.
(15) Filed as an exhibit to the Registrant's Form SB-2 (Registration No. 333-82706) filed with the Securities and Exchange Commission on February 13, 2002 and incorporated herein by reference.
(16) Filed as an exhibit to Registrant's Form 10-KSB for the year ended December 31, 2001 and incorporated by reference.
(17) Filed as an exhibit to Registrant's Form 10-QSB for the quarter ended June 30, 2002, and incorporated by reference.
(18) Filed as an exhibit to Registrant's Form 10-QSB for the quarter ended September 30, 2002, and incorporated by reference
(19) Filed as an exhibit to Registrant's Registration Statement on Form SB-2 (Registration No. 333-86662) on April 19, 2002 and incorporated by reference
(20) Filed as an exhibit to the Registrant's Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2 Filed with the Commission on May 31, 2002 (Registration No. 333-86662) and incorporated by reference
(21) Filed as an exhibit to our Post-Effective Amendment No. 1 to Registration Statement on Form SB-2 filed with the Commission on October 4, 2002 (Registration No. 333-86662) and incorporated by reference
(22) Filed as an exhibit to the Registrant's Form 10-QSB for the quarter ended March 31, 2003 and incorporated herein by reference.
(23) Filed as an exhibit to the Registrant's Form 8-K for June 25, 2003 and incorporated herein by reference.
(24) Registrant's Form 10-QSB for the quarter ended June 30, 2003 and incorporated herein by reference
(25) Filed as an exhibit to the Registrant's Form 8-K for September 29, 2003 and incorporated herein by reference.
(26) Filed as an exhibit to the Registrant's Form 10-QSB for the quarter ended September 30, 2003 and incorporated herein by reference.
(27) Filed as an exhibit to the Registrant's Form 8-K for October 17, 2003 and incorporated herein by reference.
(28) Filed as an exhibit to the Registrant's Form 10-KSB for the year ended December 31, 2003.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized as of the 28th day of April, 2004.

                                  TELENETICS CORPORATION

                                  By: /s/ David L. Stone
                                      ----------------------------------------
                                      David L. Stone, CEO, President and Chief
                                      Financial Officer

         In accordance with the Exchange Act, this amended report has been signed by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

             Name                                    Title                                Date
             ----                                    -----                                ----
/S/ DAVID L. STONE                    Chief Executive Officer (principal              April 28, 2003
---------------------------------     executive officer), President, and
David L. Stone                        Chief Financial Officer (principal
                                      financial officer)

/S/MICHAEL N. TAGLICH                 Chairman of the Board and Director              April 28, 2003
---------------------------------
Michael N. Taglich

/S/ DAVID B. PARSHALL                 Director                                        April 28, 2003
---------------------------------
David B. Parshall

/S/ GARY P. ARNOLD                    Director                                        April 28, 2003
---------------------------------
Gary P. Arnold

/S/ ROBERT SCHROEDER                  Director                                        April 28, 2003
---------------------------------
Robert Schroeder

/S/ WILLIAM C. KOSOFF                 Director                                        April 28, 2003
---------------------------------
William C. Kosoff

                            EXHIBITS FILED WITH THIS REPORT

  EXHIBIT
  NUMBER                                   DESCRIPTION
  ------                                   -----------
   31.1 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
   31.2 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002