Form 10QSB
period 2004-03-31
TELENETICS CORP
filed 2004-05-17
CIK 810018

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended MARCH 31, 2004

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

         As of May 17, 2004, there were 50,292,386 shares of Telenetics Corporation common stock outstanding.

         Transitional Small Business Disclosure Format: Yes | | No |X|

================================================================================


                                       TELENETICS CORPORATION
                                             FORM 10-QSB
                            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                                INDEX


PART I - FINANCIAL INFORMATION                                                              PAGE
                                                                                            ----
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet as of March 31, 2004 (unaudited).............  F-1

         Condensed Consolidated Statements of Operations for the Three months
              Ended March 31, 2004 and 2003 (unaudited)....................................  F-3

         Condensed Consolidated Statement of Shareholders' Equity (Deficit) for the
              Three months Ended March 31, 2004 (unaudited)................................  F-4

         Condensed Consolidated Statements of Cash Flows for the Three months Ended
              March 31, 2004 and 2003 (unaudited)..........................................  F-5

         Notes to Condensed Consolidated Financial Statements (unaudited)..................  F-8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................................    2

Item 3.  Controls and Procedures...........................................................   20

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................................   21

Item 2.  Changes in Securities and Use of Proceeds.........................................   21

Item 3.  Defaults Upon Senior Securities...................................................   22

Item 4.  Submission of Matters to a Vote of Security Holders...............................   22

Item 5.  Other Information.................................................................   22

Item 6.  Exhibits and Reports on Form 8-K..................................................   22

Signatures ................................................................................   23




                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

                             TELENETICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)


                                     ASSETS
                                     ------

Current assets:
   Cash                                                               $        710
   Accounts receivable, net of allowance for doubtful
     accounts of $343,305                                                2,363,015
   Inventories                                                           6,462,828
   Prepaid expenses and other current assets                               511,825
                                                                      -------------

Total current assets                                                     9,338,378

Property, plant and equipment, net                                         305,965
Debt offering costs, net of accumulated amortization of $1,655,283         616,264
Other assets                                                                88,949
                                                                      -------------

                                                                      $ 10,349,556
                                                                      =============



                             TELENETICS CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
                                 MARCH 31, 2004
                                   (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Bank overdraft                                                         $    381,486
  Current portion of notes payable                                            449,920
  Convertible subordinated debt                                               380,388
  Accounts payable                                                          1,276,351
  Accrued expenses                                                          1,277,136
  Advance payments from customers                                           2,421,260
                                                                         -------------

Total current liabilities                                                   6,186,541

Notes payable                                                               2,266,783
                                                                         -------------

Total liabilities                                                           8,453,324
                                                                         -------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, no par value. Authorized 5,000,000 shares;
     0.19 shares issued and outstanding                                            --
  Common stock, no par value. Authorized 100,000,000 shares; issued
     and outstanding 48,832,086 shares                                     38,898,065
  Subscriptions receivable                                                    (35,590)
  Accumulated deficit                                                     (36,966,243)
                                                                         -------------

Total shareholders' equity                                                  1,896,232
                                                                         -------------

                                                                         $ 10,349,556
                                                                         =============

                       See accompanying notes to condensed
                       consolidated financial statements.


                                  TELENETICS CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                        (UNAUDITED)


                                                    Three Months Ended Three Months Ended
                                                      March 31, 2004     March 31, 2003
                                                       -------------      -------------
Net sales                                              $  3,158,624       $  2,360,601
Cost of sales                                            (2,009,799)        (1,722,460)
                                                       -------------      -------------

Gross profit                                              1,148,825            638,141
Operating expenses:
   Selling, general and administrative                     (971,525)          (725,979)
   Engineering and product development                     (346,849)          (294,473)
                                                       -------------      -------------

Loss from operations                                       (169,549)          (382,311)

Interest expense                                           (459,700)          (479,132)
                                                       -------------      -------------

Loss before income taxes                                   (629,249)          (861,443)

Income taxes                                                   (800)              (800)
                                                       -------------      -------------

Net loss                                               $   (630,049)      $   (862,243)
                                                       =============      =============


   Basic and diluted loss per common share:            $       (.01)      $       (.02)
                                                       =============      =============

   Weighted average shares outstanding during the
   period:                                               48,453,961         35,995,745
                                                       =============      =============

                            See accompanying notes to condensed
                            consolidated financial statements.


                                                      TELENETICS CORPORATION
                                CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                 THREE MONTHS ENDED MARCH 31, 2004
                                                            (UNAUDITED)


                                  Preferred Stock                Common Stock
                               ------------------------   --------------------------   Subscriptions     Accumulated
                                Shares        Amount        Shares         Amount        Receivable        Deficit          Total
                               ---------- -------------   ----------   -------------   --------------   -------------- -------------
Balance at December 31, 2003          --  $         --    48,433,233   $ 38,864,275    $     (35,590)   $ (36,336,194) $  2,492,491

Compensation for non-employee
   stock options and warrants         --            --           --          12,930               --               --        12,930
Exercise of warrants                  --            --      398,853          20,860               --               --        20,860
Net loss                              --            --           --              --               --         (630,049)     (630,049)
                               ---------- -------------   ----------   -------------   --------------   -------------- -------------

Balance at March 31, 2004             --  $         --    48,832,086   $ 38,898,065    $     (35,590)   $(36,966,243)    $1,896,232
                               ========== =============   ===========  =============   ==============   ==============   ===========

                                                See accompanying notes to condensed
                                                consolidated financial statements.

                                       TELENETICS CORPORATION
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                             (UNAUDITED)


                                                                Three Months     Three Months
                                                                    Ended           Ended
                                                               March 31, 2004    March 31, 2003
                                                               --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $  (630,049)      $  (862,243)
   Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
       Depreciation                                                  60,848            72,488
       Amortization of debt offering costs and discounts            330,672           333,867
       Compensation for non-employee stock options                   12,930            12,930
       Amortization of unearned compensation for employee
         options                                                         --               806
       Gain on debt extinguishment                                       --              (656)
   Changes in operating assets and liabilities:
       Accounts receivable                                         (897,618)          425,427
       Inventories                                                 (683,161)          210,977
       Prepaid expenses and other current assets                   (132,143)          (70,274)
       Other assets                                                  (1,525)              791
       Accounts payable                                             489,778          (194,309)
       Accrued expenses                                            (214,995)          125,382
       Advance payments from customers                               (1,055)          113,853
                                                                ------------      ------------

Net cash (used in) provided by operating activities              (1,666,318)          169,039
                                                                ------------      ------------

                                 See accompanying notes to condensed
                                 consolidated financial statements.

                             TELENETICS CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


                                                Three Months      Three Months
                                                    Ended            Ended
                                               March 31, 2004    March 31, 2003
                                               --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment          $   (35,964)      $        --
                                                ------------      ------------
Net cash used in investing activities               (35,964)               --
                                                ------------      ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank overdraft                                   381,486            72,780
   Exercise of warrant                               20,860                --
   Repayments of notes payable                     (487,059)          (84,126)
   Repayments of convertible promissory notes       (90,000)          (90,000)
   Net repayments of related party debt             (41,957)          (86,022)
                                                ------------      ------------

Net cash used in financing activities              (216,670)         (187,368)
                                                ------------      ------------

NET DECREASE IN CASH                             (1,918,952)          (18,329)
   Cash, beginning of period                      1,919,662            41,875
                                                ------------      ------------
   Cash, end of period                          $       710       $    23,546
                                                ============      ============


                       See accompanying notes to condensed
                       consolidated financial statements.


                                       TELENETICS CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                             (UNAUDITED)


                                                                  Three Months     Three Months
                                                                      Ended           Ended
                                                                 March 31, 2004   March 31, 2003
                                                                 --------------   --------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
   Interest                                                       $    134,377      $    39,954
                                                                  =============     ============

   Income taxes                                                   $        800      $       800
                                                                  =============     ============

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
   Issuance of common stock in satisfaction of accrued
     directors compensation                                       $         --      $    47,825
                                                                  =============     ============
   Issuance of common stock in satisfaction of accrued bonus      $         --      $   140,818
                                                                  =============     ============
   Issuance of common stock in connection with 2002 notes
     modification                                                 $         --      $ 1,411,080
                                                                  =============     ============
   Issuance of common stock in connection with 10% notes
     modification                                                 $         --      $    30,750
                                                                  =============     ============
   Accrued interest transferred to 2002 notes                     $         --      $   169,449
                                                                  =============     ============
   Accrued interest transferred to 10% notes                      $         --      $     6,250
                                                                  =============     ============
   Accounts payable transferred to convertible notes              $     27,367      $    38,172
                                                                  =============     ============
   Convertible notes transferred to notes payable                 $         --      $ 1,585,082
                                                                  =============     ============

                                 See accompanying notes to condensed
                                 consolidated financial statements.

                             TELENETICS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION AND BUSINESS

         The accompanying condensed consolidated financial statements have been prepared by Telenetics Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included in these notes and the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary to fairly state the financial position as of March 31, 2004 and the results of operations and cash flows for the related interim periods ended March 31, 2004 and 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or for any other period.

         Basic earnings (loss) per common share are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect per share amounts that would have resulted from the dilutive potential effect of common stock instruments.

         The accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed on March 30, 2004 as part of the Company's 2003 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

         Certain reclassifications have been made to the March 31, 2003 financial statements to be consistent with the March 31, 2004 presentation.

2.       LIQUIDITY

          The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2004, the Company had working capital of $3.2 million and an accumulated deficit of $37.0 million. The Company incurred a loss from operations of $170,000 during the quarter ended March 31, 2004. The Company has had recurring losses from operations exclusive of gains on extinguishment of debt, limited cash resources, an accumulated deficit and a large unresolved deposit from a significant customer (see Note 7). These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern, which led the Company's independent certified public accountants to include an explanatory paragraph in their reports on the Company's consolidated financial statements for 2003 and 2002 relating to the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          The Company has taken actions in an effort to become profitable and improve cash flow from operations in the future. Since the change in management in May 2002, the Company has introduced several new products to round out its line of commercial and industrial modems in the low to mid price range. The Company's increase in revenue of $798,000 for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003 is attributed entirely to its commercial modems. During 2003 the Company introduced its new digital automatic

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004
                                   (UNAUDITED)


meter reading products and successfully completed a major installation with a public utility. While installations with other utility companies have not met management's expectations during the quarter ended March 31, 2004, the Company is in the advanced testing stage with several utility companies in which the products are performing to specifications. Management believes that the Company is in the lead, or in a very strong position with each of these utility companies, and that the Company will commence additional major installations of its new digital automatic meter reading products with other utility companies during the second half of 2004. During the quarter ended March 31, 2004, the Company has introduced several variations of these digital models as well as a product for retrofitting existing analog automatic meter reading units to convert their signal to a digital format. The Company also has completed the development of a DS-3 model to round out the features capability of its microwave product line. At March 31, 2004, the initial beta test model was complete, tested and delivered its first customer unit. Management believes that shipments of its DS-3 model will increase during the second half of 2004. All of these products will be marketed through the Company's existing distribution channels. While there can be no assurance of the success of these actions, the Company expects they will provide new revenue opportunities during 2004. The incremental operating expenses, other than cost of goods sold associated with the sales of new products, has represented only a small portion of the amount of incremental sales from these revenue opportunities.

         In addition, since May 2002, the Company has restructured its debt obligations and negotiated settlements of its trade accounts payable resulting in substantial discounts. The Company expects that these term debt extensions, reductions in accounts payable and settlement with its long standing disputes with Corlund Electronics will improve its ability to attract a senior lender during the second half of 2004.

         Management believes that these actions and plans have effectively been implemented, resulting in reduced cost structures and improved operating efficiencies. With the implementation of these plans, management believes that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, will be adequate to meet the anticipated working capital and capital expenditure requirements for at least the next twelve months, except for a $700,000 final note payment due in August 2004, or any demands in connection with a large unresolved deposit from a significant customer for which the Company expects will require additional financing. If, however, the Company's capital requirements or cash flow vary materially from the current projections or if unforeseen circumstances occur, additional financing may also be required to fund operations. Deteriorating global economic conditions may cause prolonged declines in investor confidence in and accessibility to capital markets. The Company's failure to raise capital, if needed, could restrict growth, limit development of new products or hinder the ability to compete.

3.       INVENTORIES

         Inventories consist of the following:

                                                              March 31, 2004
                                                           -------------------

         Raw materials                                     $        5,173,050
         Work-in-process                                              343,978
         Finished goods                                               945,800
                                                           -------------------
                                                           $        6,462,828
                                                           ===================

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004
                                   (UNAUDITED)


4.       COMMITMENTS

MOTOROLA SUNRISE SERIES(TM) AGREEMENT

         On December 29, 2000, the Company entered into a Manufacturing License and Distribution Agreement ("Motorola Agreement"), with Motorola, Inc., through Motorola's Multiservice Networks Division. Under the terms of the Motorola Agreement, the Company obtained from Motorola a ten-year non-exclusive license to manufacture, market and further develop a series of Motorola commercial-grade analog and digital data transmission and network access products. The Company has chosen to distribute these products under the name Sunrise Series(TM) through a worldwide network of certified resellers, system integrators, partners, original equipment manufacturers and other distribution channels, many of which are part of a worldwide distribution network developed by Motorola in connection with sales of its products, including the commercial-grade analog and digital transmission and network access products that were licensed to the Company through the Motorola Agreement. As of October 31, 2002, the Company had fulfilled all of its monetary obligations under the terms of the Motorola Agreement.

GLOBAL DATA, INC. AGREEMENT

         On September 25, 2003, the Company entered into a Technology Transfer, License and Distribution Agreement with Global Data, Inc. to manufacture and market devices used primarily in automatic meter reading ("AMR") applications and remote data applications (the "Products").

         Under the terms of the agreement, the Company obtained from Global Data, Inc. a twenty-year exclusive, worldwide, sublicenseable right to use, produce, distribute, and create derivative works of the Products and to sublicense the product technology and materials, in the manufacture, marketing, distribution and sale of the Products and any future products that may be developed by the Company. In exchange for the license agreement, the Company has agreed among other things, to make royalty payments to Global Data, Inc., for five years beginning on September 25, 2003, equal to 5% of the net revenues generated from sales of the licensed products. The Company acquired production equipment, assembly and test equipment which is currently required for engineering support, manufacturing, applying and fabricating, testing and shipping the licensed products for an aggregate purchase price of $30,000 and will purchase certain inventory from Global Data, Inc. in amounts and at times to be determined. At March 31, 2004, approximately $3,000 was accrued for royalties under this agreement.

4.       LITIGATION

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

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004
                                   (UNAUDITED)


WIRELESS INDUSTRIAL COMMUNICATIONS

         On April 21, 2003 a Demand for Arbitration/Mediation by Wireless Industrial Communications, Inc. ("Wireless") was entered against David Stone, Telenetics President, with the International Centre for Dispute Resolution division of the American Arbitration Association (Wireless Industrial Communications, Inc. v. David Stone - Case No. 50T1800020503). The amount of the claim, as filed is $125,000. During a telephone conference call on July 7, 2003 it was established that the matter had been erroneously brought against Mr. Stone and that it should have been brought against the Company, if at all. During that conference call, the case caption was amended to Wireless Industrial Communications, Inc. v. Telenetics Corporation. However, the Company has not been served with any form of process and there have been no appearances made by the Company in connection with the action. The Company understands that the arbitration demand is based on a Representation Agreement executed on August 1, 2000 by the Company's former president, Michael Armani.

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

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004
                                   (UNAUDITED)


5.       REVENUES BY GEOGRAPHIC LOCATION

         The following sets forth a summary of the Company's revenues attributed to its country of domicile and to all foreign countries in total, and revenues attributable to each individual foreign country from which the Company derived material revenues:

                                                Three Months    Three Months
                                                   Ended            Ended
                                               March 31, 2004   March 31, 2003
                                               --------------   --------------

         United States                            $1,903,183       $1,525,143
                                                  ----------       ----------

         Foreign countries:
                 Canada                              164,973          167,862
                 Germany                             222,612          104,770
                 All other foreign countries         867,856          562,826
                                                  ----------       ----------

         Total Foreign                             1,255,441          835,458
                                                  ----------       ----------

         Total United States and Foreign          $3,158,624       $2,360,601
                                                  ==========       ==========

         The following sets forth a summary of the Company's revenues attributed to the geographic regions by which the Company manages its marketing and sales activity:


                                                    Three Months Ended   Three Months Ended
                                                      March 31, 2004       March 31, 2003
                                                    ------------------   ------------------
         North America, including United
                States, Canada and Puerto Rico           $2,069,754          $1,706,206
         Western, Central, Eastern Europe,
              Middle East and Africa                        966,325             537,534
         Asia Pacific,  including  mainland  China,
         Australia, New Zealand
              and India                                      90,081              99,765
         Latin and Central America,
             Mexico and the Caribbean                        32,464              17,096
                                                         ----------          ----------

         Total                                           $3,158,624          $2,360,601
                                                         ==========          ==========


7.       CUSTOMER DEPOSITS

         The Company has received a payment of approximately $2 million from one of its significant customers for which the Company has neither records of amounts due and payable, nor records of confirmed orders for the delivery of product. Upon receiving this payment in September 2003, the Company contacted the customer to inquire as to the nature and details relating to the payment. The customer has not yet responded with those details. The Company believes this payment may have been made in error and intends to conduct a reconciliation of its records to the customer's records, once they are received, to obtain a full understanding and proper resolution of this issue. While the Company believes

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004
                                   (UNAUDITED)


that a significant portion of the customer payment will need to be refunded, the Company is not certain of the extent of the refund, especially in light of the fact that it expects to book orders that could result in the application of some portion of these funds as a deposit against those orders. However, there can be no assurance that orders will actually be received or if received, that the customer will agree to the application of this payment to the new orders. If the customer does not agree to the application of these funds, the Company may be required to repay all or a substantial portion of this customer payment.

8.       WARRANTS AND OPTIONS

         There were 398,853 warrants to purchase shares of common stock that were exercised at $0.0523 per share during the three months ended March 31, 2004. There were no changes in the number of outstanding options during the three months ended March 31, 2004.

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

         During the three months ended March 31, 2004, our total revenues were $3.2 million, of which $2.2 million or 70.5% was attributable to data transmission and network access products, $697,000 or 22.1% was attributable to industrial grade modem products, and $234,000 or 7.4% was attributable to our wireless products.

         During the three months ended March 31, 2003, our total revenues were $2.4 million, of which $1.6 million or 66.0% was attributable to data transmission and network access products, $636,000 or 26.9% was attributable to industrial grade modem products, and $167,000 or 7.1% was attributable to our wireless products.

         We derived a significant portion of our revenues during the year ended 2003 and the three months ended March 31, 2004 from sales to customers and distributors located outside of the United States. Our foreign sales primarily were in Canada and Europe. We anticipate that foreign sales will account for a approximately half of our revenues during 2004 and that sales of our industrial grade modem products and our wireless products will increase as a percentage of our total revenues in the future. Revenues are recorded when products are shipped if shipped FOB shipping point or when received by the customer if shipped FOB destination.

CRITICAL ACCOUNTING POLICIES

         We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Accordingly, we are required to make estimates, judgments and assumptions that we believe are reasonable based upon available information. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the periods presented. The significant accounting policies that we believe are important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain, include the following:

         o        Revenue recognition;

         o        Sales returns and other allowances;

         o        Allowance for doubtful accounts;

         o        Reserves for obsolete inventory;

         o        Reserves for warranties; and

         o        Valuation of debt obligations

         Each of these policies is described below. The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. Also, there are areas in which management's judgment in selecting any available alternative would not produce a materially different result. We refer you to our consolidated financial statements and notes contained in our annual report on Form 10-KSB for the year ended December 31, 2003 for further information regarding accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

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

         o the revenue is fixed and determinable. At the time of the transaction, we assess whether the fee associated with our revenue transactions is fixed and determinable based on the payment terms associated with the transaction; and

         o        collection of the resulting receivable is reasonably assured.
                  We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, then we defer the fee and recognize revenue at the time collection becomes reasonably assured, which generally is upon receipt of cash.

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

         As to the $2,137,500 in new debt, the estimated value of the rights to acquire common stock under the investor warrants was $747,000. Based on governing accounting pronouncements, the transaction included a beneficial conversion feature valued at approximately $908,000. Therefore, the aggregate valuation discount for the value of all rights to acquire our common stock relating to these notes was approximately $1,654,000, which we are charging to interest expense over the term of the notes. As a result, the initial net carrying value of the $2,137,500 of notes representing new debt was approximately $483,000. The valuation discount resulted in an approximate $1,654,000 increase in both the carrying value of our common stock and our total shareholders' equity. During the three months ended March 31, 2004 and 2003, we charged approximately $88,000 and $121,000, respectively, of this valuation discount to interest expense.

         As to the $2,227,500 of the 2002 notes issued in exchange for cancellation of existing debt, the estimated value of the rights to acquire common stock under the related investor warrants was $403,000. Based on governing accounting pronouncements, the transaction included a beneficial conversion feature. The original unamortized beneficial conversion feature relating to the cancelled notes exceeded the value of the beneficial conversion feature calculated for these notes. Therefore, we did not record an additional valuation discount for the new notes. However, the remaining unamortized balance of the original discount of $384,000 is being charged to interest expense over the term of the replacement notes. Therefore, the aggregate net valuation discount for the value of all rights to acquire our common stock relating to the cancelled and replacement notes was approximately $786,000, and the initial net carrying value of the $2,227,500 of 2002 notes was approximately $1,441,000. The valuation discount relating to the investor warrants issued in connection with the replacement notes resulted in an approximate $403,000 increase in both the carrying value of our common stock and our total shareholders' equity. During the three months ended March 31, 2004 and 2003, we charged approximately $45,000 and $39,000, respectively of this valuation discount to interest expense.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

         The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                    Three Months Ended March 31,
                                                       2004             2003
                                                     --------         --------
Net sales.......................................       100.0 %          100.0 %
Cost of sales...................................       (63.6)           (73.0)
                                                     --------         --------

Gross profit....................................        36.4             27.0
Operating expenses:
     Selling, general and administrative........       (30.8)           (30.8)
     Engineering and product development........       (11.0)           (12.5)
                                                     --------         --------

Loss from operations............................        (5.4)           (16.2)

Interest expense................................       (14.6)           (20.3)
Income taxes....................................          --               --
                                                     --------         --------

Net loss........................................       (19.9)%          (36.5)%
                                                     =========        =========

         NET SALES. Net sales for the three months ended March 31, 2004 were $3.2 million as compared to $2.4 million for the three months ended March 31, 2003, an increase of $798,000 or approximately 33.8%. The increase in net sales primarily was a result of increased sales of our Sunrise Series(TM) productsto existing customers. Sales of our Sunrise Series(TM) products totaled $2.3 million during the three months ended March 31, 2004 as compared to $1.4 million during the three months ended March 31, 2003, an increase of $857,000.

         COST OF SALES. Cost of sales for the three months ended March 31, 2004 was $2.0 million as compared to $1.7 million for the three months ended March 31, 2003, an increase of $287,000 or 16.7%. Cost of sales decreased as a percentage of sales from 73.0% for the three months ended March 31, 2003 to 63.6% for the three months ended March 31, 2004. The increase in cost of sales resulted primarily from the increase in the volume of sales. The decrease in cost of sales as a percentage of sales primarily was due to product mix and the increased absorption of manufacturing overhead in our operations as well as reduced cost structures resulting from the Corlund settlement and reduced pricing from replacement subcontractors. During the three months ended March 31, 2004, manufacturing overhead was $400,000 as compared to $430,000 during the three months ended March 31, 2003, a decrease of $30,000 or 7.0%. Our management believes that the current amount of manufacturing overhead will continue to remain relatively stable as a percentage of sales.

         GROSS PROFIT. Gross profit increased by $511,000 or 80.0% to $1.1 million for the three months ended March 31, 2004 as compared to $638,000 for the three months ended March 31, 2003. Gross profit increased as a percentage of net sales to 36.4% for the three months ended March 31, 2004 as compared to 27.0% for the three months ended March 31, 2003. The increase in gross profit primarily was due to increased sales and sales of products with higher gross margins. We do not believe the gross profit percentage for the three months ended March 31, 2004 to be indicative of future trends. Our future expectation is that gross profit will approximate 33% of net sales at similar sales volumes.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $246,000 or 33.8% to $972,000 for the three months ended March 31, 2004 as compared to $726,000 for the three months ended March 31, 2003, and remained stable as a percentage of net sales at 30.8% for the three months ended March 31, 2004 and 2003. The increase in these expenses resulted from a $91,000 increase in salaries and wages and the associated costs, which increase primarily was due to an increase in annual compensation to employees, a $49,000 increase in employee termination costs, a $26,000 increase in insurance expense due to rising costs, a $20,000 increase in sales travel expense primarily due to our pursuit of the worldwide AMR market which we anticipate will stabilize at or near their current level in the foreseeable future, a $19,000 increase in public company expenses primarily due to an increase in the annual compensation to directors, and a $13,000 increase in legal and accounting professional fees due entirely to increased audit fees, which fees we anticipate will stabilize at their current level for the foreseeable future, with the exception of projected additional costs related to our compliance with the provisions of the Sarbanes-Oxley Act.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses increased by $52,000 or 17.8% to $347,000 during the three months ended March 31, 2004 from $294,000 during the three months ended March 31, 2003, and decreased as a percentage of sales from 12.5% during the three months ended March 31, 2003 to 11.0% during the three months ended March 31, 2004. This increase in engineering and product development expenses was primarily due to the $46,000 increase in salaries and wages and the associated costs, which increase was primarily due to an increase in engineering staff. In addition, there was an increase of $29,000 in the utilization of outside engineering product contractors associated with certain new product developments. These increases were offset by a $10,000 decrease in rent expense due to the closing of the Florida facility in May 2003 and a $9,000 reduction in depreciation expense due to the full amortization of certain office furniture and computers. We believe the engineering expenses will continue to approximate the current level for the remainder of 2004.

         LOSS FROM OPERATIONS. Loss from operations decreased by $213,000 to a loss of $170,000 for the three months ended March 31, 2004 from $382,000 for the three months ended March 31, 2003. Loss from operations decreased as a percentage of net sales from 16.2% for the three months ended March 31, 2003 to 5.4% for the three months ended March 31, 2004. The increase in operating profit and operating margin was primarily due to the increases in gross profit described above.

         INTEREST EXPENSE. Interest expense during the three months ended March 31, 2004 decreased by $19,000 or approximately 4.1% to $460,000 or 14.6% of net sales, from $480,000 or 20.3% of net sales during the three months ended March 31, 2003. The decrease in interest expense was primarily attributable to the decrease in interest for related party notes, which were paid in full in January 2004.

         INCOME TAXES. Income taxes were nominal in both respective periods because we are in a loss carryforward position for federal income tax purposes. At March 31, 2004, the components of our deferred tax assets and liabilities were comprised primarily of the future tax benefit of our net operating loss carryforwards of approximately $6.0 million. The use of the net operating loss carryforwards could be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of our continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of deferred tax assets is not more likely than not. Accordingly, we recorded valuation allowances equal to the net deferred tax asset amounts as of March 31, 2004 and 2003.

         NET LOSS. Net loss for the three months ended March 31, 2004 decreased by $232,000 to $630,000 as compared to $862,000 or 36.5% of net sales for the three months ended March 31, 2003. The decrease in net loss primarily was due to the $511,000 increase in gross profit, and a $19,000 decrease in interest expense which was partially offset by the $245,000 increase in selling, general and administrative expenses and the $52,000 increase in engineering and product development expenses.

LIQUIDITY AND CAPITAL RESOURCES

         During 2004 and 2003, we financed our operations and capital expenditures primarily through product sales, and deposits from customers.

         In 2001, our revolving line of credit with Celtic Capital Corporation was terminated. This situation adversely impacted our operations. In the absence of a viable credit facility, we discharged the obligations incurred in connection with our acquisition of finished goods inventory of our Sunrise SeriesTM products from Corlund Electronics by assigning, with full recourse, certain of our accounts receivable to Corlund Electronics. This arrangement was designed to facilitate the continued acquisition of product from Corlund Electronics and to serve as an additional source of liquidity in the absence of a traditional credit facility with a financial institution. This arrangement continued through January 2003 just prior to the termination of the relationship with Corlund Electronics. We have not yet secured a replacement credit facility.

         As of March 31, 2004, we had working capital of $3.2 million, which reflected an $813,000 improvement from our $2.3 million working capital at March 31, 2003. As of March 31, 2004, we also had an accumulated deficit of $37.0 million, a net bank overdraft of $381,000 and $2.4 million in net accounts receivable. In addition, at that date we had promissory notes in the aggregate amount of $3.1 million (stated net of unamortized valuation discounts of $1.9 million) and an approximately $2 million unresolved deposit from a significant customer.

         Net cash used in our operating activities amounted to $1.7 million during the three months ended March 31, 2004, which was an increase of $1.8 million from the $169,000 that we generated during the three months ended March 31, 2003. This was primarily attributable to changes in assets and liabilities, which was a function of a increase in accounts receivable of $898,000, an increase in inventory of $683,000, an increase in prepaid expenses of $132,000 due to the increase in prepaid inventory, and an increase in accounts payable and accrued expenses of $275,000. The aggregate increased investment in inventory of $815,000 results from our decision to build shelf stock of our higher volume products in order to better service our customers. We expect that inventories will remain at approximately their current levels for the foreseeable future. The increase in accounts receivable results from the timing of sales during the quarter ended March 31, 2004, and has been reduced back to year-end levels as of April 30, 2004. While we expect that the amount of accounts receivable will fluctuate based on the timing of sales, we expect our ratio of overall investment in accounts receivable as compared to revenue will remain constant as compared to 2003. The increase in accounts payable and accrued expenses results from improved credit relations with our vendors, which we expect will continue to improve.

         As of May 14, 2004, we had $1.8 million in orders for our products. These orders were due in large part to our Sunrise SeriesTM products. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. The typical duration from receipt of a purchase order or other purchase commitment to shipment of the products ordered to the customer ranges from three to ten weeks depending upon the product mix and the size of the order. However, we cannot assure you that we will be successful in fulfilling such orders and commitments in a timely fashion or that we ultimately will recognize as revenue the amounts reflected as backlog.

         Our backlog as of May 14, 2004 represented approximately seven weeks of sales volume. We anticipate that the backlog of orders for products will be consistent with approximately seven weeks of sales volume, subject to possible seasonal fluctuations and our ability to identify and obtain sufficient sources of working capital.

         Net cash used in investing activities amounted to $36,000 during the three months ended March 31, 2004. This was attributable to our acquisition of forklift and computer equipment.

         Net cash used in financing activities amounted to $217,000 during the three months ended March 31, 2004. This was primarily attributable to the net repayments of debt in the aggregate amount of $619,000, which was offset by a $381,000 increase in our bank overdraft and the exercise of warrants aggregating $21,000.

         Effective March 1, 2003, we entered into modification agreements with the holders of the 2002 secured convertible notes ("2002 notes"). The amended and restated notes ("2003 notes") issued under these modification agreements include unpaid principal and accrued interest through June 30, 2003, and bear interest at 9% per annum, which commenced March 1, 2003. Interest payments on the amended and restated notes, payable quarterly in arrears, commenced September 30, 2003. Principal payments are payable quarterly on February 15, May 15, August 15 and November 15 in each year. The amount of the quarterly principal payments equals 10% of the then outstanding principal balance for the holders of the 2003 notes with the exception of Dolphin Offshore Partners, L.P., which equals 5% of the then outstanding principal balance of the Dolphin 2003 note. All unpaid principal and accrued interest is due and payable at maturity on March 1, 2006. Cross default provisions apply to secured debt only. All of the outstanding warrants to purchase our common stock that were issued to holders of the 2002 notes in connection with the issuance of the 2002 notes have been amended to provide for a fixed exercise price equal to $0.44064 per share.

       The following table outlines payments due under our significant contractual obligations over the next five years, exclusive of interest:

                                                        Payments Due by Period
          Contractual          ---------------------------------------------------------------------
        Obligations At                         Less than 1       1 - 3          4 - 5        After 5
        March 31, 2004            Total           year           Years          Years         Years
        --------------         ---------------------------------------------------------------------
Long Term Debt                 $5,034,910      $2,075,006      $2,959,904      $     --      $   --

Capital Lease Obligations           5,974           4,217           1,757            --          --

Operating Leases                  120,902         120,902              --            --          --

Unconditional Purchase
Obligations                       946,750         608,138         338,612            --          --
                               ---------------------------------------------------------------------
Total Contractual Cash
Obligations                    $6,108,536      $2,808,263      $3,300,273      $     --      $   --
                               =====================================================================

         The above table outlines our obligations as of March 31, 2004 and does not reflect the changes in our obligations that occurred after that date.

         Our condensed consolidated financial statements as of and for the quarters ended March 31, 2004 and 2003 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this quarterly report and in Note 2 to those condensed consolidated financial statements, excluding the gain on extinguishment of debt, we have suffered recurring losses from operations, we have limited cash resources, an accumulated deficit and a large unresolved deposit from a significant customer. These factors, among others, raised substantial doubt about our ability to continue as a going concern and led our independent certified public accountants to include an explanatory paragraph in their reports to our consolidated financial statements for 2003 and 2002 related to our ability to continue as a going concern. The condensed consolidated financial statements included in this quarterly report do not include any adjustments that might result from the outcome of this uncertainty.

         We have taken actions in an effort to become profitable and improve cash flow from operations in the future. Since the change in management in May 2002, we have introduced several new products to round out our line of commercial and industrial modems in the low to mid price range. Our increase in revenue of $798,000 for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003 is attributed entirely to our commercial modems. During 2003, we introduced our new digital automatic meter reading products and successfully completed a major installation with a public utility. While installations with other utility companies have not met our expectations during the quarter ended March 31, 2004, we are in the advanced testing stage with several utility companies in which the products are performing to specifications. We believe that we are in the lead, or in a very strong position with each of these utility companies, and that we will commence additional major installations of our new digital automatic meter reading products with other utility companies during the second half of 2004. During the quarter ended March 31, 2004, we have introduced several variations of these digital models as well as a product for retrofitting existing analog automatic meter reading units to convert their signal to a digital format. We also have completed the development of a DS-3 model to round out the features capability of our microwave product line. At March 31, 2004, the initial beta test model was complete, tested and delivered our first customer unit. We believe that shipments of our DS-3 model will increase during the second half of 2004. All of these products will be marketed through our existing distribution channels. While there can be no assurance of the success of these actions, we expect they will provide new revenue opportunities during 2004 thereby improving our liquidity. The incremental operating expenses, other than cost of goods sold associated with the sales of new products, has represented only a small portion of the amount of incremental sales from these revenue opportunities.

         In addition, since May 2002, we have negotiated settlements of our trade accounts payable resulting in substantial discounts. We expect that the term debt extensions described above, reductions in accounts payable and settlement of our long standing disputes with Corlund Electronics will improve our ability to attract a senior lender during the second half of 2004. We believe that securing a replacement credit facility would help us continue to increase our gross margin by enabling us to more efficiently manage our purchases from our suppliers and realize better pricing opportunities. Accordingly, we are in the process of seeking a credit facility, however, we currently do not have any commitments for such credit facility and can give no assurance that we will be successful in obtaining this type of financing.

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

EFFECT OF INFLATION

         We believe that inflation has not had a material effect on our net sales or profitability in recent years. However, we are aware of the possible future effects of deflation and its interaction with currency exchange rates. Further weakening of the United States dollar could inflate prices of imported goods and services. Deflation in markets where we buy components for our products would be to our advantage. Deflation in the markets where we sell our products would be to our disadvantage.

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

         We have incurred net losses in each fiscal year since our inception, with the exception of the fiscal year ended March 31, 1998, in which we realized nominal net income of $94,000 and fiscal year ended December 31, 2003, in which we reported a net income of approximately $564,000. However, net income for the year ended December 31, 2003 includes a $3.8 million gain on extinguishment of debt related to the Corlund litigation settlement. We do not expect to realize gains similar to the one attributable to the Corlund settlement in future periods. For the three months ended March 31, 2004, we reported a net loss of approximately $630,000, as compared to a net loss of $862,000 for the three months ended March 31, 2003. Our accumulated deficit through March 31, 2004 was approximately $37.0 million, and as of that date we had a total shareholders' equity of $1.9 million, and working capital of $3.2 million. We cannot assure you that we will attain profitable operations in the future.

         Our recurring losses from operations, excluding gains on extinguishment of debt, our limited cash resources, an accumulated deficit and a large unresolved deposit of approximately $2 million from a significant customer that, among other factors, raised doubt about our ability to continue as a going concern and led our independent certified public accountants to include an explanatory paragraph related to our ability to continue as a going concern in their report for each of the years ended December 31, 2003 and 2002. Reports of independent auditors questioning a company's ability to continue as a going concern generally are viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing to the extent needed for our continued operations or for planned expansion, particularly if we are unable to attain and maintain profitable operations in the future. Consequently, future losses may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. We urge potential investors to review the report of our independent certified public accountants and our consolidated financial statements before making a decision to invest in Telenetics.

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

IF WE DEFAULT UNDER OUR OUTSTANDING PROMISSORY NOTES, WE COULD FACE SIGNIFICANT ADVERSE CONSEQUENCES.

         As of March 31, 2004, we had outstanding promissory notes in the aggregate principal amount of approximately $5.0 million substantially all of which is secured by substantially all of our assets. Notes with aggregate principal amounts of $1.8 million are due and payable during 2004. Our 2003 notes include extensive customary representations, warranties and covenants, including a cross-default covenant that would be breached if we fail to repay our other outstanding secured promissory notes. Therefore, if we default under any of our outstanding secured promissory notes, substantially all of our outstanding secured promissory notes, including our 2003 notes, could become immediately due and payable and the noteholders could foreclose on substantially all of our assets.

WE RELY ON A RELATIVELY LIMITED NUMBER OF CUSTOMERS, AND THE LOSS OF ANY SIGNIFICANT CUSTOMER COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL CONDITION.

         Historically, we have derived a significant portion of our revenues from a relatively limited number of customers. During the three months ended March 31, 2004, Data Connect Enterprises accounted for approximately 33.3% of our consolidated net sales. Although our current business strategy involves the use of multiple customers for our products, we cannot assure you that a limited number of large customers will not continue to account for the majority of our revenues. If this occurs, the loss of any one or more of our major customers would likely have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

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

         As of May 14, 2004, we had approximately $1.8 million in backlog orders for our products, which represented approximately seven weeks of sales volume. These orders were due in large part to our Sunrise Series(TM) products. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. The typical duration from receipt of a purchase order or other purchase commitment to shipment of the products ordered to the customer ranges from three to ten weeks depending upon the product mix and the size of the order. However, we cannot assure you that we will be successful in fulfilling orders and commitments in a timely fashion or that we will ultimately recognize as revenue the amounts reflected as backlog.

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

WE MAY BE REQUIRED TO TREAT THE VALUE OF STOCK-BASED AWARDS GRANTED TO EMPLOYEES AS COMPENSATION EXPENSE IN THE FUTURE WHICH COULD HAVE A MATERIALLY ADVERSE EFFECT ON OUR BUSINESS.

         We account for employee stock-based compensation under the "intrinsic value" method prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), as opposed to the "fair value" method prescribed by Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK -BASED COMPENSATION ("SFAS 123"). Pursuant to the provisions of APB 25, we generally do not record an expense for the value of stock-based awards granted to employees. If proposals currently under consideration by various accounting standard organizations are adopted, such as the Financial Accounting Standard, "SHARE-BASED PAYMENT, AN AMENDMENT OF FASB STATEMENTS NO. 123 AND 95", we may be required to treat the value of stock-based awards granted to employees as compensation expense in the future, which could have a material adverse effect on our reported operating results and could negatively affect the price of our common stock. If these proposals are adopted, we could decide to reduce the number of stock-based awards granted to employees in the future, which could adversely impact our ability to attract qualified candidates or retain existing employees without increasing their cash compensation and, therefore, have a material adverse effect on our business, results of operations and financial condition.

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

OUR COMMON STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS AND IN LITIGATION AGAINST US.

         The stock market as a whole and individual stocks historically have experienced extreme price and volume fluctuations, which often have been unrelated to the performance of the related corporations. During the three months ended March 31, 2004, the high and low closing sale prices of our common stock were $0.27 and $0.16, respectively. The market price of our common stock may exhibit significant fluctuations in the future in response to various factors, many of which are beyond our control and which include:

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

ITEM 3.  CONTROLS AND PROCEDURES.


         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2004, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended March 31, 2004, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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


ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a)      Recent Sales of Unregistered Securities
                  ---------------------------------------

         None

         (b)      Dividends
                  ---------

         We have never paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We are restricted from paying dividends on our common stock under state law as a result of our accumulated deficit as of March 31, 2004. We are also restricted from paying dividends on our common stock, under the terms of certain of our promissory notes. We currently anticipate that we will retain any earnings for use in the continued development of our business.

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

         (b)      REPORTS ON FORM 8-K

         None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TELENETICS CORPORATION

Dated: May 17, 2004                         By: /S/ DAVID L. STONE
                                                --------------------------------
                                                David L. Stone
                                                CEO, President and Chief
                                                Financial Officer (principal
                                                financial officer and duly
                                                authorized officer)

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