Form 10QSB
period 2004-06-30
TELENETICS CORP
filed 2004-08-17
CIK 810018

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended JUNE 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ___________ to ___________

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

                                    39 PARKER
                            IRVINE, CALIFORNIA 92618
                    (Address of principal executive offices)

                                 (949) 455-4000
                           (Issuer's telephone number)

                            25111 ARCTIC OCEAN DRIVE
                          LAKE FOREST, CALIFORNIA 92630
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]

         As of August 11, 2004, there were 50,372,386 shares of Telenetics Corporation common stock outstanding.

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

================================================================================

                                               TELENETICS CORPORATION
                                                    FORM 10-QSB
                                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                                       INDEX

PART I - FINANCIAL INFORMATION                                                                                 PAGE
                                                                                                               ----
Item 1.       Financial Statements

               Condensed Consolidated Balance Sheet as of June 30, 2004 (unaudited).........................    F-1

               Condensed Consolidated Statements of Operations for the Three and Six Months
                    Ended June 30, 2004 and 2003 (unaudited)................................................    F-3

               Condensed Consolidated Statement of Shareholders' Equity (Deficit) for the
                    Six months Ended June 30, 2004 (unaudited)..............................................    F-4

               Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                    June 30, 2004 and 2003 (unaudited)......................................................    F-5

               Notes to Condensed Consolidated Financial Statements (unaudited).............................    F-8

Item 2.       Management's Discussion and Analysis or Plan of Operation ....................................      2

Item 3.       Controls and Procedures.......................................................................     22

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.............................................................................     23

Item 2.       Changes in Securities and Small Business Issuer Purchases of Equity Securities ...............     23

Item 3.       Defaults Upon Senior Securities...............................................................     24

Item 4.       Submission of Matters to a Vote of Security Holders...........................................     24

Item 5.       Other Information.............................................................................     24

Item 6.       Exhibits and Reports on Form 8-K..............................................................     24

Signatures    ..............................................................................................     25

Exhibits filed with this report ............................................................................     26

                                                         1

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

                             TELENETICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)

                                     ASSETS

Current assets:
   Cash                                                              $      945
   Accounts receivable, net of allowance for doubtful
     accounts of $343,305                                             1,085,297
   Inventories                                                        6,899,164
   Prepaid expenses and other current assets                            349,867
                                                                     -----------

Total current assets                                                  8,335,273

Property, plant and equipment, net                                      246,872
Debt offering costs, net of accumulated amortization of $1,730,521      541,025
Other assets                                                            110,887
                                                                     -----------

                                                                     $9,234,057
                                                                     ===========

     See accompanying notes to condensed consolidated financial statements.

                                TELENETICS CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
                                    JUNE 30, 2004
                                     (UNAUDITED)

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Bank overdraft                                                        $     70,445
  Related party debt                                                          21,300
  Current portion of notes payable                                           599,389
  Convertible subordinated debt                                              342,087
  Accounts payable                                                         1,356,603
  Accrued expenses                                                         1,166,839
  Advance payments from customers                                          2,420,875
                                                                        -------------

Total current liabilities                                                  5,977,538

Notes payable                                                              2,008,968
                                                                        -------------

Total liabilities                                                          7,986,506
                                                                        -------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, no par value. Authorized 5,000,000 shares;
     no shares issued and outstanding                                             --
  Common stock, no par value. Authorized 100,000,000 shares; issued
     and outstanding 50,372,386 shares                                    39,065,929
  Subscriptions receivable                                                   (35,590)
  Accumulated deficit                                                    (37,782,788)
                                                                        -------------

Total shareholders' equity                                                 1,247,551
                                                                        -------------

                                                                        $  9,234,057
                                                                        =============

        See accompanying notes to condensed consolidated financial statements.

                                               TELENETICS CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                                    (UNAUDITED)

                                                Three Months      Three Months        Six Months       Six Months
                                                    Ended             Ended             Ended             Ended
                                                June 30, 2004     June 30, 2003     June 30, 2004     June 30, 2003
                                                -------------     -------------     -------------     -------------
Net sales                                       $  2,689,317      $  3,367,904      $  5,847,941      $  5,728,505
Cost of sales                                     (1,813,641)       (2,137,727)       (3,823,440)       (3,875,471)
                                                -------------     -------------     -------------     -------------

Gross profit                                         875,676         1,230,177         2,024,501         1,853,034

Operating expenses:
   Selling, general and administrative              (934,780)         (755,568)       (1,906,305)       (1,466,920)
   Engineering and product development              (306,264)         (314,760)         (653,113)         (609,232)
   Gain on debt extinguishment                            --         1,475,487                --         1,476,143
                                                -------------     -------------     -------------     -------------

Income (loss) from operations                       (365,368)        1,635,336          (534,917)        1,253,025

Interest expense                                    (451,177)         (489,338)         (910,877)         (968,470)
                                                -------------     -------------     -------------     -------------

Income (loss) before income taxes                   (816,545)        1,145,998        (1,445,794)          284,555

Income taxes                                              --                --              (800              (800)
                                                -------------     -------------     -------------     -------------

Net income (loss)                               $   (816,545)     $  1,145,998      $ (1,446,594)     $    283,755
                                                =============     =============     =============     =============

Basic earnings (loss) per common share:         $      (0.02)     $       0.03      $      (0.03)     $       0.01
                                                =============     =============     =============     =============

Diluted earnings (loss) per common share:       $      (0.02)     $       0.03      $      (0.03)     $       0.01
                                                =============     =============     =============     =============

Basic weighted average shares outstanding
     during the period:                           50,111,373        41,805,744        48,872,346        47,551,956
                                                =============     =============     =============     =============
Diluted weighted average shares outstanding
     during the period:                           50,111,373        42,346,349        48,872,346        48,211,336
                                                =============     =============     =============     =============

                       See accompanying notes to condensed consolidated financial statements.

                                                       TELENETICS CORPORATION
                                 CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                   SIX MONTHS ENDED JUNE 30, 2004
                                                             (UNAUDITED)

                                     Preferred Stock                Common Stock
                               ---------------------------- --------------------------- Subscriptions   Accumulated
                                   Shares        Amount        Shares         Amount      Receivable      Deficit         Total
                               ------------- -------------- ------------- ------------- -------------  -------------  -------------
Balance at December 31, 2003             --  $          --    48,433,233  $ 38,864,275  $    (35,590)  $(36,336,194)  $  2,492,491

Compensation for non-employee
   stock options and warrants            --             --            --        67,239            --             --         67,239
Exercise of options and
   warrants                              --             --     1,939,153       134,415            --             --        134,415
Net loss                                 --             --            --            --            --     (1,446,594)    (1,446,594)
                               ------------- -------------- ------------- ------------- -------------  -------------  -------------

Balance at June 30, 2004                 --  $          --    50,372,386  $ 39,065,929  $    (35,590)  $(37,782,788)  $  1,247,551
                               ============= ============== ============= ============= =============  =============  =============

                               See accompanying notes to condensed consolidated financial statements.

                                     TELENETICS CORPORATION
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                           (UNAUDITED)

                                                             Six Months Ended   Six Months Ended
                                                              June 30, 2004      June 30, 2003
                                                              --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                          $  (1,446,594)     $     283,755
   Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities:
       Depreciation                                                 121,444            139,413
       Amortization of debt offering costs and discounts            661,343            665,105
       Compensation for non-employee stock options                   67,239             25,859
       Amortization of unearned compensation for employee
         options                                                         --              1,612
       Gain on debt extinguishment                                       --         (1,476,143)
   Changes in operating assets and liabilities:
       Accounts receivable                                          380,100            609,002
       Inventories                                               (1,119,497)         1,245,040
       Prepaid expenses and other current assets                     29,815           (163,530)
       Other assets                                                  23,463             (2,115)
       Accounts payable                                             597,729           (285,431)
       Accrued expenses                                            (325,292)           123,223
       Advance payments from customers                               (1,440)            39,383
                                                              --------------     --------------

Net cash (used in) provided by operating activities              (1,058,616)         1,205,173
                                                              --------------     --------------

             See accompanying notes to condensed consolidated financial statements.

                             TELENETICS CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                              Six Months Ended  Six Months Ended
                                                June 30, 2004     June 30, 2003
                                                -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment          $    (37,467)     $    (12,750)
                                                -------------     -------------

Net cash used in investing activities                (37,467)          (12,750)
                                                -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank overdraft                                     70,445            32,576
   Exercise of warrants                              125,215                --
   Repayments of notes payable                      (850,837)         (174,724)
   Repayments of convertible promissory notes       (156,000)         (150,000)
   Proceeds of bridge loan                                --           300,000
   Repayments of bridge loan                              --          (300,000)
   Payments on Corlund settlement                         --          (750,000)
   Proceeds from related party borrowings             47,500                --
   Net repayments of related party debt              (58,957)         (190,783)
                                                -------------     -------------

Net cash used in financing activities               (822,634)       (1,232,931)
                                                -------------     -------------

NET DECREASE IN CASH                              (1,918,717)          (40,508)
   Cash, beginning of period                       1,919,662            41,875
                                                -------------     -------------
   Cash, end of period                          $        945      $      1,367
                                                =============     =============

     See accompanying notes to condensed consolidated financial statements.

                                         TELENETICS CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                              (UNAUDITED)

                                                                 Six Months Ended     Six Months Ended
                                                                   June 30, 2004        June 30, 2003
                                                                 -----------------    -----------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
   Interest                                                      $        251,501     $         75,211
                                                                 =================    =================

   Income taxes                                                  $            800     $            800
                                                                 =================    =================

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
   Issuance of common stock upon conversion of Series A
     (2000) Preferred Stock                                      $                    $          1,618
                                                                 =================    =================
   Issuance of common stock in satisfaction of accrued
     directors compensation                                      $             --     $         47,825
                                                                 =================    =================
   Issuance of common stock in satisfaction of accrued bonus     $             --     $        140,818
                                                                 =================    =================
   Issuance of common stock in connection with 2002 notes
     modification                                                $             --     $      1,411,080
                                                                 =================    =================
   Issuance of common stock in connection with 10% notes
     modification                                                $             --     $         30,750
                                                                 =================    =================
   Accrued legal fees transferred to debt offering costs         $                    $         38,991
                                                                 =================    =================
   Accrued interest transferred to 2002 notes                    $             --     $        273,943
                                                                 =================    =================
   Accrued interest transferred to 10% notes                     $             --     $         12,500
                                                                 =================    =================
   Accounts payable transferred to convertible notes             $         55,066     $         96,312
                                                                 =================    =================
   Fixed assets surrendered in lieu of rent                      $             --     $         37,977
                                                                 =================    =================
   Related party debt surrendered to exercise option             $          9,200     $             --
                                                                 =================    =================
   Convertible notes transferred to notes payable                $             --     $      1,585,082
                                                                 =================    =================

                 See accompanying notes to condensed consolidated financial statements.

                             TELENETICS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION AND BUSINESS

         The accompanying condensed consolidated financial statements have been prepared by Telenetics Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included in these notes and the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary to fairly state the financial position as of June 30, 2004 and the results of operations and cash flows for the related interim periods ended June 30, 2004 and 2003. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or for any other period.

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

         Certain reclassifications have been made to the June 30, 2003 financial statements to be consistent with the June 30, 2004 presentation.

2.       LIQUIDITY

          The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2004, the Company had working capital of $2.4 million and an accumulated deficit of $37.8 million. The Company incurred a loss from operations of $535,000 during the six months ended June 30, 2004. The Company has had recurring losses from operations exclusive of gains on extinguishment of debt, limited cash resources, an accumulated deficit and a large unresolved deposit from a significant customer (see Note 7). These factors, among others, raised substantial doubt about the Company's ability to continue as a going concern, which led the Company's independent public accounting firm to include an explanatory paragraph in their reports on the Company's consolidated financial statements for 2003 and 2002 relating to the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          The Company has taken actions in an effort to become profitable and improve cash flow from operations in the future. The Company has introduced several new products to round out its line of commercial and industrial modems in the low to mid price range. The Company's decrease in revenue of $679,000 for

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003 is attributed primarily to reduced sales of its commercial and industrial modems products. During 2003, the Company introduced its new digital automatic meter reading products and successfully completed a major installation with a public utility. While installations with other utility companies have not met management's expectations during the six months ended June 30, 2004, the Company is in the advanced testing stage with several utility companies in which the products are performing to specifications. Management believes that the Company is in a strong position with many of these utility companies, and that the Company may have an opportunity to commence installations of its new digital automatic meter reading products with other utility companies during the second half of 2004. During the six months ended June 30, 2004, the Company introduced several variations of these digital models as well as a product for retrofitting existing analog automatic meter reading units to convert their signal to a digital format. The Company also has completed the development of a DS-3 model to round out the features capability of its microwave product line. Management believes that shipments of the Company's DS-3 model will increase during the second half of 2004. All of these products will be marketed through the Company's existing distribution channels. While there can be no assurance of the success of these actions, the Company expects they will provide new revenue opportunities during 2004.

          In addition, the Company has restructured its debt obligations and negotiated settlements of its trade accounts payable resulting in substantial discounts. The Company expects that these term debt extensions, reductions in accounts payable and settlement of long standing disputes with Corlund Electronics will improve the Company's ability to attract a senior lender during the second half of 2004 or first half of 2005.

          In May 2004, the Company entered into an agreement to lease a new corporate and manufacturing facility which it occupied in August 2004. The new facility is expected to yield a cost savings of approximately $80,000 per quarter.

         Management believes that implementation of these actions and plans will result in reduced cost structures and improved operating efficiencies so that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, will be adequate to meet the Company's anticipated working capital and capital expenditure requirements for at least the next twelve months, except for any demands the Company may receive in connection with a large unresolved deposit from a significant customer, which the Company expects will require additional financing. The Company and investors who hold $1.6 million in promissory notes that are scheduled to become due in 2004 reached an agreement whereby no principal or interest payments will be due between May 15, 2004 and September 30, 2004. The Company is currently in active negotiations with these investors with the goal of eliminating or postponing any payments for a minimum of one year. The Company anticipates that some currently indeterminable amount of equity will be issued to these investors in return for conversions and/or extensions of this debt. If the Company is unsuccessful in these negotiations or if the Company's capital requirements or cash flow vary materially from the current projections or unforeseen circumstances occur, additional financing may also be required to fund operations and repay debt. The Company's failure to raise capital, if needed, could impair the Company's ability to continue as a going concern, restrict growth, limit development of new products or hinder the Company's ability to compete.

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

3.       INVENTORIES

         Inventories consist of the following:

                                                             June 30, 2004
                                                             --------------

         Raw materials                                       $   5,341,995
         Work-in-process                                           679,153
         Finished goods                                            878,016
                                                             --------------
                                                             $   6,899,164
                                                             ==============

4.     COMMITMENTS

GLOBAL DATA, INC. AGREEMENT

         On September 25, 2003, the Company entered into a Technology Transfer, License and Distribution Agreement with Global Data, Inc. to manufacture and market devices used primarily in automatic meter reading ("AMR") applications and remote data applications (the "Products").

         Under the terms of the agreement, the Company obtained from Global Data, Inc. a twenty-year exclusive, worldwide, sublicenseable right to use, produce, distribute, and create derivative works of the Products and to sublicense the product technology and materials, in the manufacture, marketing, distribution and sale of the Products and any future products that may be developed by the Company. In exchange for the license agreement, the Company has agreed among other things, to make royalty payments to Global Data, Inc., for five years beginning on September 25, 2003, equal to 5% of the net revenues generated from sales of the licensed products. The Company acquired production equipment and assembly and test equipment which is currently required for engineering support, manufacturing, applying and fabricating, testing and shipping the licensed products for an aggregate purchase price of $30,000 and will purchase certain inventory from Global Data, Inc. in amounts and at times to be determined. At June 30, 2004, approximately $6,500 was accrued for royalties under this agreement.

ELSTER ELECTRICITY, LLC AGREEMENT

         On July 7, 2004, the Company entered into a five-year strategic alliance agreement with Elster Electricity, LLC ("Elster"), a subsidiary within E.ON's Ruhrgas Industries. Under the terms of the agreement, Elster will utilize its global sales and marketing organization to promote and resell the Company's digital cellular-based communications products to Elster's electric utility customers for AMR applications. Elster shall have the right to return products if they do not meet specifications or do not comply with the terms of the purchase order within 60 days after receipt of the product at destination. At the conclusion of the five-year term, this agreement shall automatically renew for an additional one-year term unless either party gives notice of its intention not to renew.

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

LEASES

      In May 2004, the Company entered into an agreement with an unrelated party to lease a new corporate and manufacturing facility consisting of 18,828 square feet of space. The move-in date is August 16 2004. The lease has an initial term of five years, expiring September 30, 2009, and one five-year option to extend. The initial base rent is $13,377 per month, which escalates each year commencing November 2005 through 2008.

5.    LITIGATION

      The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not adversely affect the Company's financial position, results of operations or cash flows.

WIRELESS INDUSTRIAL COMMUNICATIONS

       On April 21, 2003 a Demand for Arbitration/Mediation by Wireless Industrial Communications, Inc. ("Wireless") was entered against David Stone, Telenetics' President, with the International Centre for Dispute Resolution division of the American Arbitration Association (WIRELESS INDUSTRIAL COMMUNICATIONS, INC. V. DAVID STONE - Case No. 50T1800020503). The amount of the claim is $125,000. During a telephone conference call on July 7, 2003 it was established that the matter had been erroneously brought against Mr. Stone and that it should have been brought against the Company, if at all. During that conference call, the case caption was amended to WIRELESS INDUSTRIAL COMMUNICATIONS, INC. V. TELENETICS CORPORATION. However, the Company has not been served with process and there have been no appearances made by the Company in connection with the action. The Company understands that the arbitration demand is based on a Representation Agreement executed on August 1, 2000 by the Company's former president, Michael Armani.

       The agreement provided for the exclusive sales representation by Wireless of all products manufactured by the Company and sold in Israel, the Palestinian Territories, Jordan, Saudi Arabia and Kuwait for a five-year period, and provided for a commission of 25% on sales of products installed in that territory. The agreement also provided for an exclusion of all of the Company's current and pending customers in Saudi Arabia and Kuwait, and that the agreement could be terminated upon fifteen days notice if Wireless had no sales in the territory for a period of ten consecutive months. The Company also understands that the arbitration demand is based on an addendum to the Representation Agreement dated as of February 9, 2001. The addendum purports to clarify and amend the Representation Agreement such that all impediments to the full effectiveness of the agreement were deemed to be completely satisfied and removed, the term of the agreement was extended to eight years; the right to terminate the agreement was deleted, and the exclusion as to the Company's current and pending customers was removed. The Company believes that Wireless has never made a sale in the territory of any of the Company's products; never

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

provided the Company with any of the required reports, forecasts or activity summaries; nor made any meaningful efforts to generate sales of the Company's products in the territory. It is the Company's position that there is a total failure of consideration as to both the Representation Agreement and the Addendum thereto, and, to the extent that an agreement ever existed, it was terminated as of September 15, 2001 and Wireless had not objected or disputed the termination. Accordingly, the Company believes that the arbitration demand made by Wireless is without merit, and the Company intends to vigorously defend this action if Wireless proceeds.

6.   REVENUES BY GEOGRAPHIC LOCATION

         The following sets forth a summary of the Company's revenues attributed to its country of domicile and to all foreign countries in total, and revenues attributable to each individual foreign country from which the Company derived material revenues:

                                                    Six Months       Six Months
                                                      Ended            Ended
                                                  June 30, 2004    June 30, 2003
                                                  -------------    -------------

          United States                           $  3,333,039     $  3,669,270
                                                  -------------    -------------

          Foreign countries:
                  Canada                               449,976          538,205
                  Germany                              377,047          219,497
                  All other foreign countries        1,687,879        1,301,533
                                                  -------------    -------------

          Total Foreign                              2,514,902        2,059,235
                                                  -------------    -------------

          Total United States and Foreign         $  5,847,941     $  5,728,505
                                                  =============    =============

                             TELENETICS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

         The following sets forth a summary of the Company's revenues attributed to the geographic regions by which the Company manages its marketing and sales activity:

                                                    Six Months       Six Months
                                                      Ended            Ended
                                                  June 30, 2004    June 30, 2003
                                                  -------------    -------------

         North America, including United
                States, Canada and Puerto Rico    $  3,784,613        4,220,670
         Western, Central, Eastern Europe,
              Middle East and Africa                 1,842,331        1,329,976
         Asia Pacific, including mainland China,
         Australia, New Zealand
              and India                                174,150          151,643
         Latin and Central America,
             Mexico and the Caribbean                   46,847           26,216
                                                  -------------    -------------

         Total                                    $  5,847,941     $  5,728,505
                                                  =============    =============

7.       CUSTOMER DEPOSITS

         The Company has received a payment of approximately $2 million from one of its significant customers for which the Company has neither records of amounts due and payable, nor records of confirmed orders for the delivery of product. Upon receiving this payment in September 2003, the Company contacted the customer to inquire as to the nature and details relating to the payment. The customer has not yet responded with those details. The Company believes this payment may have been made in error and intends to conduct a reconciliation of its records to the customer's records, once they are received, to obtain a full understanding and proper resolution of this issue. While the Company believes that a significant portion of the customer payment will need to be refunded, the Company is not certain of the extent of the refund, especially in light of the fact that the Company expects to book orders that could result in the application of some portion of these funds as a deposit against those orders. However, there can be no assurance that orders will actually be received or if received, that the customer will agree to the application of this payment to the new orders. If the customer does not agree to the application of these funds, the Company may be required to repay all or a substantial portion of this customer payment.

8.       WARRANTS AND OPTIONS

         There were 1,859,153 warrants to purchase shares of common stock that were exercised at prices ranging from $0.0523 to $0.10 per share for an aggregate of $125,215, and 448,280 warrants that had exercise prices aggregating $215,288 that expired during the six months ended June 30, 2004. There were 80,000 options to purchase shares of common stock that were exercised at $0.115 per share during the three and six months ended June 30, 2004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

         Any of the factors described above, in the "Risk Factors" section below or elsewhere in this report could cause our financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

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

         During the six months ended June 30, 2004, our total revenues were $5.8 million, of which $3.8 million, or 65.6%, was attributable to data transmission and network access products, $1.3 million or 21.7% was attributable to industrial grade modem products, and $740,000, or 12.7%, was attributable to our wireless products.

         During the six months ended June 30, 2003, our total revenues were $5.7 million, of which $3.7 million, or 64.8%, was attributable to data transmission and network access products, $1.5 million, or 26.6%, was attributable to industrial grade modem products, and $497,000, or 8.7%, was attributable to wireless products

         We derived a significant portion of our revenues during the year ended 2003 and the six months ended June 30, 2004 from sales to customers and distributors located outside of the United States. Our foreign sales primarily were in Canada and Europe. We anticipate that foreign sales will account for a nearly half of our revenues during 2004 and that sales of our industrial grade modem products and our wireless products will increase as a percentage of our total revenues in the future. Revenues are recorded when products are shipped if shipped FOB shipping point or when received by the customer if shipped FOB destination.

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

         As to the $2,137,500 in new debt, the estimated value of the rights to acquire common stock under the investor warrants was $747,000. Based on governing accounting pronouncements, the transaction included a beneficial conversion feature valued at approximately $908,000. Therefore, the aggregate valuation discount for the value of all rights to acquire our common stock relating to these notes was approximately $1,654,000, which we are charging to interest expense over the term of the notes. As a result, the initial net carrying value of the $2,137,500 of notes representing new debt was approximately $483,000. The valuation discount resulted in an approximate $1,654,000 increase in both the carrying value of our common stock and our total shareholders' equity. During the six months ended June 30, 2004 and 2003, we charged approximately $176,000 and $210,000, respectively, of this valuation discount to interest expense.

         As to the $2,227,500 of the 2002 notes issued in exchange for cancellation of existing debt, the estimated value of the rights to acquire common stock under the related investor warrants was $403,000. Based on governing accounting pronouncements, the transaction included a beneficial conversion feature. The original unamortized beneficial conversion feature relating to the cancelled notes exceeded the value of the beneficial conversion feature calculated for these notes. Therefore, we did not record an additional valuation discount for the new notes. However, the remaining unamortized balance of the original discount of $384,000 is being charged to interest expense over the term of the replacement notes. Therefore, the aggregate net valuation discount for the value of all rights to acquire our common stock relating to the cancelled and replacement notes was approximately $786,000, and the initial net carrying value of the $2,227,500 of 2002 notes was approximately $1,441,000. The valuation discount relating to the investor warrants issued in connection with the replacement notes resulted in an approximate $403,000 increase in both the carrying value of our common stock and our total shareholders' equity. During the six months ended June 30, 2004 and 2003, we charged approximately $91,000 and $104,000, respectively of this valuation discount to interest expense.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

         The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                                Three Months Ended June 30,
                                                                 2004                 2003
                                                           ------------         ------------
Net sales.......................................                100.0 %              100.0 %
Cost of sales...................................                (67.4)               (63.5)
                                                           ------------         ------------

Gross profit....................................                 32.6                 36.5
Operating expenses:
     Selling, general and administrative........                (34.8)               (22.4)
     Engineering and product development........                (11.4)                (9.3)
     Gain on extinguishment of debt.............                   --                 43.8
                                                           ------------         ------------

Income (loss) from operations...................                (13.6)                48.6

Interest expense................................                (16.8)               (14.5)
Income taxes....................................                   --                   --
                                                           ------------         ------------

Net income (loss)...............................                (30.4)%               34.0 %
                                                           ============         ============

         NET SALES. Net sales for the three months ended June 30, 2004 were $2.7 million as compared to $3.4 million for the three months ended June 30, 2003, a decrease of $679,000 or approximately 20.1%. The decrease in net sales primarily was a result of decreased sales of our commercial and industrial modem products, particularly our Sunrise Series(TM) products, to existing customers. Sales of our Sunrise Series(TM) products totaled $1.7 million during the three months ended June 30, 2004 as compared to $2.3 million during the three months ended June 30, 2003. Except for the adverse effect on our sales due to the move of our primary facilities, which we are unable to quantify at this time, we expect that sales of our commercial and industrial modem products will improve but do not expect that they will return to the levels of previous quarters in the foreseeable future. We further expect that sales of wireless products will improve.

         COST OF SALES. Cost of sales for the three months ended June 30, 2004 was $1.8 million as compared to $2.1 million for the three months ended June 30, 2003, a decrease of $324,000 or 15.2%. Cost of sales increased as a percentage of sales from 63.5% for the three months ended June 30, 2003 to 67.4% for the three months ended June 30, 2004. The decrease in cost of sales in terms of dollars resulted primarily from the decrease in the volume of sales. The increase in cost of sales as a percentage of sales primarily was due to product mix and the decreased absorption of manufacturing overhead in our operations. During the three months ended June 30, 2004, manufacturing overhead was $457,000 as compared to $419,000 during the three months ended March 31, 2003, an increase of $39,000 or 9.2%. Our management believes that the manufacturing overhead will decrease as a result of the anticipated cost savings associated with the move of our facilities in August 2004.

         GROSS PROFIT. Gross profit decreased by $355,000, or 28.8%, to $876,000 for the three months ended June 30, 2004 as compared to $1.2 million for the three months ended June 30, 2003. Gross profit decreased as a percentage of net sales to 32.6% for the three months ended June 30, 2004 as compared to 36.5% for the three months ended June 30, 2003. The decrease in gross profit primarily was due to decreased sales, sales of products with lower gross margins and decreased absorption of manufacturing overhead in our operations as described above.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $179,000, or 23.7%, to $935,000, or 34.8% of net sales, for the three months ended June 30, 2004 as compared to $756,000, or 22.4% of net sales, for the three months ended June 30, 2003. The increase in these expenses resulted from a $50,000 increase in sales travel expenses and associated costs primarily due to our pursuit of the worldwide AMR market, which expenses and costs we anticipate will stabilize at or near their current level for the foreseeable future, a $44,000 increase in insurance expense due to rising premiums, a $34,000 increase in salaries and wages and the associated costs, which increase primarily was due to an increase in annual compensation to employees, a $26,000 increase in public company expenses due to an increase in amortization, and a $25,000 increase in costs related to our compliance with the provisions of the Sarbanes-Oxley Act.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses decreased by $8,000, or 2.7%, to $306,000 during the three months ended June 30, 2004 from $315,000 during the three months ended June 30, 2003, and increased as a percentage of net sales from 9.3% during the three months ended June 30, 2003 to 11.4% during the three months ended June 30, 2004. This decrease in engineering and product development expenses in terms of dollars was primarily due to a $42,000 decrease in rent expense due to the closing of the Florida facility in May 2003. These decreases were offset by a $44,000 increase in salaries and wages and the associated costs, which increase was primarily due to an increase in engineering staff. We believe the engineering and product development expenses will continue to approximate the current level for the remainder of 2004.

         GAIN ON EXTINGUISHMENT OF DEBT. Gain on extinguishment of debt was $1.5 million during the three months ended June 30, 2003 and was primarily attributable to our settlement of the Corlund litigation in June 2003 for less than the net carrying value of our obligations, which gain is non-recurring. There was no such gain in 2004.

         INCOME (LOSS) FROM OPERATIONS. Loss from operations was $365,000 for the three months ended June 30, 2004 as compared to income from operations of $1.6 million for the three months ended June 30, 2003. Income (loss) from operations increased as a percentage of net sales from 48.6% for the three months ended June 30, 2003 to (13.6%) for the three months ended June 30, 2004. The decrease in operating margin was primarily due to the decrease in gross profit described above. The decrease in operating profit was primarily due to the $1.5 million one time gain on extinguishment of debt in 2003 that resulted from the settlement of the Corlund litigation.

         INTEREST EXPENSE. Interest expense during the three months ended June 30, 2004 decreased by $38,000, or approximately 7.8%, to $451,000, or 16.8% of net sales, from $489,000, or 14.5% of net sales, during the three months ended June 30, 2003. The decrease in interest expense was primarily attributable to the decrease in interest for related party notes, which were paid in full in January 2004.

         INCOME TAXES. Income taxes were nominal in both respective periods because we are in a loss carryforward position for federal income tax purposes. At June 30, 2004, the components of our deferred tax assets and liabilities were comprised primarily of the future tax benefit of our net operating loss carryforwards of approximately $18.0 million. The use of the net operating loss carryforwards could be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of our continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of deferred tax assets is not more likely than not. Accordingly, we recorded valuation allowances equal to the net deferred tax asset amounts as of June 30, 2004 and 2003.

         NET INCOME (LOSS). Net loss for the three months ended June 30, 2004 was $817,000 as compared to net income of $1.1 million, or 34.0% of net sales, for the three months ended June 30, 2003. The net loss primarily was due to the $1.5 million one-time gain on extinguishment of debt in 2003 that resulted from the settlement of the Corlund litigation. Also, we had a $355,000 decrease in gross profit and a $179,000 increase in selling, general and administrative expenses that were partially offset by the $8,000 decrease in engineering and product development expenses and the $38,000 decrease in interest expense.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

         The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                                 Six months ended June 30,
                                                                 2004                 2003
                                                           ------------         ------------
Net sales.......................................                100.0 %             100.0 %
Cost of sales...................................                (65.4)              (67.7)
                                                           ------------        ------------

Gross profit....................................                 34.6                32.3
Operating expenses:
     Selling, general and administrative........                (32.6)              (25.6)
     Engineering and product development........                (11.2)              (10.6)
       Gain on debt extinguishment..............                   --                25.8

Income (loss) from operations...................                 (9.1)               21.9

Interest expense................................                (15.6)              (16.9)
Income taxes....................................                   --                  --
                                                           ------------        ------------

Net income (loss)...............................                (24.7)%               5.0 %
                                                           ============        ============

         NET SALES. Net sales for the six months ended June 30, 2004 were $5.8 million as compared to $5.7 million for the six months ended June 30, 2003, an increase of $119,000, or approximately 2.1%. The increase in net sales primarily was a result of increased sales of our wireless products from $497,000 or 8.7% of net sales in 2003 as compared to $740,000 or 12.7% of net sales in 2004, which more than offset the decrease in the sales of our Sunrise Series(TM) products during the second quarter.

         COST OF SALES. Cost of sales for the six months ended June 30, 2004 was $3.8 million as compared to $3.9 million for the six months ended June 30, 2003, a decrease of $52,000 or 1.3%. Cost of sales decreased as a percentage of net sales from 67.7% for the six months ended June 30, 2003 to 65.4% for the six months ended June 30, 2004. The decrease in cost of sales resulted primarily from the decrease in manufacturing overhead, which was $813,000 for the six months ended June 30, 2004 as compared to $969,000 during the six months ended June 30, 2003, a decrease of $156,000 or 16.1%. Our management believes that manufacturing overhead will decrease further as a result of the cost saving associated with the move of our facilities in August 2004.

         GROSS PROFIT. Gross profit increased by $171,000, or 9.3%, to $2.0 million for the six months ended June 30, 2004 as compared to $1.9 million for the six months ended June 30, 2003. Gross profit increased as a percentage of net sales to 34.6% for the six months ended June 30, 2004 as compared to 32.3% for the six months ended June 30, 2003. The increase in gross profit and gross margin primarily was due to lower pricing of our Sunrise Series(TM) products from replacement contract manufacturers selected to replace Corlund Electronics and the decrease in pricing as a result of the settlement of the Corlund Electronics, as well as a decrease in manufacturing overhead expense related to those products.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $439,000, or 30.0%, to $1.9 million for the six months ended June 30, 2004 as compared to $1.5 million for the six months ended June 30, 2003, and increased as a percentage of net sales to 32.6% for the six months ended June 30, 2004 from 25.6% for the six months ended June 30, 2003. The increase in these expenses resulted from a $115,000 increase in salaries and wages and the associated costs, which increase primarily was due to an increase in annual compensation to employees, a $76,000 increase in insurance expense due to rising premiums, a $68,000 increase in sales travel expenses and associated costs primarily due to our pursuit of the worldwide AMR market, which we anticipate will stabilize at or near their current level in the foreseeable future, a $48,000 increase in employee termination costs, a $45,000 increase in public company expenses primarily due to an increase in amortization, a $25,000 increase in costs related to our compliance with the provisions of the Sarbanes-Oxley Act, an increase of $15,000 in bank fees and accounts receivable collection fees, and a $10,000 increase in corporate advertising expense.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses increased by $44,000, or 7.2%, to $653,000 during the six months ended June 30, 2004 from $609,000 during the six months ended June 30, 2003, and increased as a percentage of net sales from 10.6% during the six months ended June 30, 2003 to 11.2% during the six months ended June 30, 2003. This increase in engineering and product development expenses was primarily due to an $89,000 increase in salaries and wages and associated costs, which increase was primarily due to an increase in engineering staff, and a $30,000 increase in outside services due to product development costs associated with our wireless product lines, which were offset by a $68,000 decrease in rent expense due to the closing of the Florida facility in May 2003, and a reduction of $10,000 for product certification costs associated with our new Omega wireless products in 2003 that were not incurred in 2004. We believe engineering expenses will continue to approximate the current level for the remainder of 2004.

         GAIN ON EXTINGUISHMENT OF DEBT. Gain on extinguishment of debt was $1.5 million during the six months ended June 30, 2003 and was primarily attributable to our settlement of the Corlund litigation in June 2003 for less than the net carrying value of our obligations. There was no such gain in 2004.

         INCOME (LOSS) FROM OPERATIONS. Loss from operations was $535,000 for the six months ended June 30, 2004 as compared to income from operations of $1.3 million for the six months ended June 30, 2003. Income (loss) from operations increased as a percentage of net sales from 21.9% for the six months ended June 30, 2003 to (9.1%) for the six months ended June 30, 2004. The decrease in operating profit was primarily due the $1.5 million one-time gain on extinguishment of debt in 2003 that resulted from the settlement of the Corlund litigation. The balance of decrease was due to the increases in operating expenses described above.

         INTEREST EXPENSE. Interest expense during the six months ended June 30, 2004 decreased by $57,000, or approximately 5.9%, to $911,000, or 15.6% of net sales, from $968,000, or 16.9% of net sales, during the six months ended June 30, 2003. The decrease in interest expense primarily was attributable to the decrease in interest for related party notes, which were paid in full in January 2004.

         INCOME TAXES. Income taxes were nominal in both respective periods because we are in a loss carryforward position for federal income tax purposes. At June 30, 2004 and 2003, the components of our deferred tax assets and liabilities were comprised primarily of the future tax benefit of our net operating loss carryforwards of approximately $18.0 million. The use of the net operating loss carryforwards could be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of our continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of deferred tax assets is not more likely than not. Accordingly, we recorded valuation allowances equal to the net deferred tax asset amounts as of June 30, 2004 and 2003.

         NET INCOME (LOSS). Net loss for the six months ended June 30, 2004 was $1.4 million, or 24.7% of net sales, as compared to net income of $284,000, or 5.0% of net sales, for the six months ended June 30, 2003. This difference was primarily was due to the absence of the $1.5 million one-time gain on extinguishment of debt, the $439,000 increase in selling, general and administrative expenses, and the $44,000 increase in engineering and product development expenses, which were offset by a $171,000 increase in gross profit and a $57,000 decrease in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

         During 2004 and 2003, we have not had a viable credit facility and have financed our operations and capital expenditures primarily through product sales and deposits from customers.

         As of June 30, 2004, we had working capital of $2.4 million, which reflected a $414,000 decrease from our $2.8 million working capital at June 30, 2003 and a $1.0 million decrease from our $3.4 million working capital as December 31, 2003. As of June 30, 2004, we also had an accumulated deficit of $37.8 million, a net bank overdraft of $70,000 and $1.1 million in net accounts receivable. In addition, at that date we had promissory notes in the aggregate amount of $3.0 million (stated net of unamortized valuation discounts of $1.7 million) and an approximately $2.0 million unresolved deposit from a significant customer.

         Net cash used in our operating activities amounted to $1.0 million during the six months ended June 30, 2004, which was an increase of $2.2 million from the $1.2 million that we generated during the six months ended June 30, 2003. This was primarily attributable to changes in assets and liabilities, which was a function of a decrease in accounts receivable of $380,000, an increase in inventory of $1.1 million, and an increase in accounts payable and accrued expenses of $272,000. The aggregate increased investment in inventory of $1.1 million resulted from three major factors including (1) our decision to build shelf stock of our higher volume modem products in order to better service our customers, (2) our requirement to purchase inventory earlier than needed from UPS Capital, which completes our obligations under our settlement agreement with them, and (3) our decision to begin building volume quantities of our new wireless products in an anticipation of near-term orders. We expect that inventories will begin to decrease in subsequent quarters. The decrease in accounts receivable results from the timing of sales during the quarter ended June 30, 2004, and approximates December 31, 2003 levels. While we expect that the amount of accounts receivable will fluctuate based on the timing of sales, we expect our ratio of overall investment in accounts receivable as compared to revenue will remain constant as compared to 2003. The increase in accounts payable and accrued expenses results from improved credit relations with our vendors.

         As of August 16, 2004, we had $1.2 million in orders for our products. These orders were due in large part to our Sunrise Series(TM) products. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. The typical duration from receipt of a purchase order or other purchase commitment to shipment of the products ordered to the customer ranges from three to ten weeks depending upon the product mix and the size of the order. However, we cannot assure you that we will be successful in fulfilling such orders and commitments in a timely fashion or that we ultimately will recognize as revenue the amounts reflected as backlog.

         Our backlog as of August 16, 2004 represented approximately six weeks of sales volume. We anticipate that the backlog of orders for products will be consistent with approximately six weeks of sales volume, subject to possible seasonal fluctuations and our ability to identify and obtain sufficient sources of working capital.

         Net cash used in investing activities amounted to $37,000 during the six months ended June 30, 2004. This was attributable to our acquisition of forklift and computer equipment.

         Net cash used in financing activities amounted to $823,000 during the six months ended June 30, 2004. This was primarily attributable to the net repayments of debt in the aggregate amount of $959,000, which were partially offset by a $70,000 increase in our bank overdraft and the exercise of warrants aggregating $125,000.

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

       The following table outlines payments due under our significant contractual obligations over the next five years, exclusive of interest:

                                                  Payments Due by Period
      Contractual          -------------------------------------------------------------------
    Obligations At                          Less than 1     1 - 3         4 - 5      After 5
     June 30, 2004              Total          year         Years         Years       Years
    --------------         -------------- ------------- ------------- ------------ -----------
 Long Term Debt            $   4,654,129  $  2,145,701  $  2,508,428  $        --  $       --

 Capital Lease
   Obligations                     4,920         4,217           703           --          --

 Operating Leases                860,090       140,459       345,705      373,926          --

 Unconditional Purchase
   Obligations                   793,265       454,653       338,612           --          --
                           -------------- ------------- ------------- ------------ -----------
Total Contractual Cash
 Obligations               $   6,312,404  $  2,745,030  $  3,193,448  $   373,926  $       --
                           ============== ============= ============= ============ ===========

         The above table outlines our obligations as of June 30, 2004 and does not reflect any changes in our obligations that occurred after that date.

         Our condensed consolidated financial statements as of and for the interim periods ended June 30, 2004 and 2003 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this quarterly report and in Note 2 to those condensed consolidated financial statements, excluding the gain on extinguishment of debt, we have suffered recurring losses from operations, we have limited cash resources, an accumulated deficit and a large unresolved deposit from a significant customer. These factors, among others, raised substantial doubt about our ability to continue as a going concern and led our independent public accounting firm to include an explanatory paragraph in their reports to our consolidated financial statements for 2003 and 2002 related to our ability to continue as a going concern. The condensed consolidated financial statements included in this quarterly report do not include any adjustments that might result from the outcome of this uncertainty.

         We have taken actions in an effort to become profitable and improve cash flow from operations in the future. We have introduced several new products to round out our line of commercial and industrial modems in the low to mid price range. Our decrease in revenue of $679,000 for the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003 is attributed primarily to reduced sales of our commercial and industrial modems products. During 2003, we introduced our new digital automatic meter reading products and successfully completed a major installation with a public utility. While installations with other utility companies have not met our expectations during the quarter ended June 30, 2004, we are in the advanced testing stage with several utility companies in which the products are performing to specifications. We believe that we are in a strong position with many of these utility companies, and that we may have an opportunity to commence additional installations of our new digital automatic meter reading products with other utility companies during the second half of 2004. During the quarter ended March 31, 2004, we introduced several variations of these digital models as well as a product for retrofitting existing analog automatic meter reading units to convert their signal to a digital format. We also have completed the development of a DS-3 model to round out the features capability of our microwave product line. We believe that shipments of our DS-3 model will increase during the second half of 2004. All of these products will be marketed through our existing distribution channels. While there can be no assurance of the success of these actions, we expect they will provide new revenue opportunities during 2004 thereby improving our liquidity. The incremental operating expenses, other than cost of goods sold associated with the sales of new products, has represented only a small portion of the amount of incremental sales from these revenue opportunities.

         In addition, we have negotiated settlements of our trade accounts payable resulting in substantial discounts. We expect that the term debt extensions described above, reductions in accounts payable and settlement of our long standing disputes with Corlund Electronics will improve our ability to attract a senior lender during the second half of 2004 or first half of 2005.

         In May 2004, we leased a new corporate and manufacturing facility which we will occupy in August 2004. The new facility is expected to yield a cost savings of approximately $80,000 per quarter.

         We believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, will be adequate to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months, except for any demands we may receive in connection with a large unresolved deposit from a significant customer, which we expect will require additional financing. We have reached an agreement with our investors who hold $1.6 million in promissory notes that are scheduled to become due in 2004 whereby no principal or interest payments will be due between May 15, 2004 and September 30, 2004. We are currently in active negotiations with these investors with the goal of eliminating or postponing any payments for a minimum of one year. We anticipate that some currently indeterminable amount of equity will be issued to these investors in return for conversions and/or extensions of this debt. We believe that securing a replacement credit facility would help us continue to increase our gross margin by enabling us to more efficiently manage our purchases from our suppliers and realize better pricing opportunities, and enable us to address any demands we may receive in connection with the unresolved customer deposit and may also assist us in repaying the 2003 notes as needed. Accordingly, we are in the process of seeking a credit facility, however, we currently do not have any commitments for such credit facility and give no assurance that we will be successful in obtaining this type of financing.

         The 2003 notes contain the grant of a continuing security interest in all of our inventory, and some of our other outstanding promissory notes contain the grant of a security interest in substantially all of our assets, all of which provisions will restrict our ability to obtain debt and/or equity financing. In addition, the effects of ongoing military actions against terrorists may cause prolonged declines in global economic conditions and investor confidence in and accessibility to capital markets. Further, because our common stock is not listed on a national securities exchange, the ability of any potential or future investors to achieve liquidity from our common stock is limited, which could inhibit, if not preclude, our ability to raise additional working capital on a timely basis, in sufficient amounts or on terms acceptable to us.

         Any future financing may cause significant dilution to existing shareholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would adversely affect our business, prospects, financial condition, results of operations and cash flows.

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

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT THAT MAY CONTINUE IN THE FUTURE AND THAT MAY ADVERSELY AFFECT OUR BUSINESS AND OUR SHAREHOLDERS.

         We have incurred net losses since our inception, with the exception of the fiscal year ended March 31, 1998, in which we realized nominal net income of $94,000, and the fiscal year ended December 31, 2003, in which we reported a net income of approximately $564,000. However, net income for the fiscal year ended December 31, 2003 included a $3.8 million gain on extinguishment of debt related to the Corlund litigation settlement. We do not expect to realize gains similar to the one attributable to the Corlund settlement in future periods. For the six months ended June 30, 2004, we reported a net loss of approximately $1.4 million, as compared to a net income of $284,000 for the six months ended June 30, 2003. Our accumulated deficit through June 30, 2004 was approximately $37.8 million, and as of that date we had a total shareholders' equity of $1.2 million, and working capital of $2.4 million. We cannot assure you that we will attain profitable operations in the future.

         Our recurring losses from operations, excluding gains on extinguishment of debt, our limited cash resources, an accumulated deficit and a large unresolved deposit of approximately $2.0 million from a significant customer, among other factors, raised doubt about our ability to continue as a going concern and led our independent public accounting firm to include an explanatory paragraph related to our ability to continue as a going concern in their reports for each of the years ended December 31, 2003 and 2002. Reports of independent auditors questioning a company's ability to continue as a going concern generally are viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing to the extent needed for our continued operations or for planned expansion, particularly if we are unable to attain and maintain profitable operations in the future. Consequently, future losses may adversely affect our business, prospects, financial condition, results of operations and cash flows. We urge potential investors to review the report of our independent public accounting firm and our consolidated financial statements before making a decision to invest in Telenetics.

IF WE ARE REQUIRED TO REPAY OUR SIGNIFICANT CUSTOMER DEPOSIT UPON DEMAND, WE WOULD BE REQUIRED TO SEEK ADDITIONAL FINANCING. IF WE WERE UNABLE TO OBTAIN THIS FINANCING, OUR BUSINESS WOULD SUFFER.

         During 2003, we received a customer deposit of approximately $2.0 million for which we have no records of amounts due and payable, nor records of confirmed orders for the delivery of product to this customer. As of the date of this report, we do not have sufficient cash to repay the deposit in full if the customer were to seek repayment. Accordingly, if such a demand were made, we would be required to seek significant financing to meet this requirement. We may not be able to obtain the financing needed to respond to a payment demand or, if available, this financing may not be on terms favorable or acceptable to us. Because this customer is one of our significant customers, any failure to secure this financing could adversely affect our relationship with the customer and our business, prospects, financial condition, results of operation and cash flows.

WE ARE IN THE PROCESS OF MOVING OUR PRIMARY CORPORATE AND MANUFACTURING FACILITY. IF WE ARE UNABLE TO FULFILL ORDERS DUE TO CIRCUMSTANCES RELATING TO THAT MOVE, OUR ANTICIPATED RESULTS OF OPERATIONS AND CASH FLOWS WILL SUFFER.

         On August 2, 2004 we started the move of our corporate and manufacturing facility, which is scheduled to be completed by mid-August. We have experienced logistical problems in connection with the move and there can be no assurance that those problems will not be continuing. Further, there can be no assurance that the implementation of our manufacturing and computer systems at the new facility will not have extended problems and/or otherwise be delayed. Accordingly, we may experience difficulties in fulfilling orders and commitments in a timely fashion. If we are unable to fulfill our order in a timely manner, our anticipated results of operations and cash flows and our relationships with our customers and vendors will suffer.

WE MAY BE UNABLE TO OBTAIN ADDITIONAL FUNDING ON SATISFACTORY TERMS, WHICH COULD INTERFERE WITH OUR EXISTING AND PLANNED OPERATIONS, DILUTE OUR SHAREHOLDERS OR IMPOSE BURDENSOME FINANCIAL RESTRICTIONS ON OUR BUSINESS.

         Historically, we have relied upon cash from financing activities to fund most of the cash requirements of our operating and investing activities. Although we have been able to generate some cash from our operating activities in the past, there is no assurance we will be able to continue to do so in the future. We believe that additional sources of liquidity through debt and/or equity financing may be required to facilitate our ability to continue to fund our operations and other plans for future growth, particularly if we are unsuccessful in renegotiating our senior debt or if we receive repayment demands from one of our significant customers as described above. In that regard, we continue to work toward identifying and obtaining a credit facility.

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

IF WE DEFAULT UNDER OUR OUTSTANDING PROMISSORY NOTES, THE NOTE HOLDERS COULD FORECLOSE ON SUBSTANTIALLY ALL OF OUR ASSETS.

         As of June 30, 2004, we had outstanding promissory notes in the aggregate principal amount of approximately $4.6 million, substantially all of which is secured by substantially all of our assets. Notes with aggregate principal amounts of $1.6 million are due and payable during the third and fourth quarters of 2004 unless we are able to successfully renegotiate the terms. Our 2003 notes include extensive customary representations, warranties and covenants, including a cross-default covenant that would be breached if we fail to repay our other outstanding secured promissory notes. Therefore, if we default under any of our outstanding secured promissory notes, whether due to an inability to repay or for other reasons, substantially all of our outstanding secured promissory notes, including our 2003 notes, could become immediately due and payable and the noteholders could foreclose on substantially all of our assets.

WE RELY ON A RELATIVELY LIMITED NUMBER OF CUSTOMERS, AND THE LOSS OF ANY SIGNIFICANT CUSTOMER COULD ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL CONDITION.

         Historically, we have derived a significant portion of our revenues from a relatively limited number of customers. During the six months ended June 30, 2004, Data Connect Enterprises accounted for approximately 33.3% of our consolidated net sales. Although our current business strategy involves the use of multiple customers for our products, we cannot assure you that a limited number of large customers will not continue to account for the majority of our revenues. If this occurs, the loss of any one or more of our major customers would likely adversely affect our business, prospects, financial condition, results of operations and cash flows unless and until we were able to replace that customer.

WE RELY ON A NUMBER OF CONTRACT MANUFACTURERS. OUR INABILITY OR THE INABILITY OF THESE CONTRACTORS TO SHIP ORDERS ON A TIMELY BASIS COULD DAMAGE OUR RELATIONSHIPS WITH CUSTOMERS, RESELLERS AND DISTRIBUTORS AND REQUIRE US TO MAKE EXPENSIVE AND TIME-CONSUMING EFFORTS TO REMEDY THE DAMAGE AND PREVENT FUTURE DAMAGE.

         We continue to experience problems associated with undercapitalization and engineering and production delays, including the inability to ship products in a timely fashion. To help minimize these problems, we have entered into agreements with third-party contract manufacturers for some component and circuit board assembly and testing functions and have developed strategic relationships with several qualified and reliable local assembly houses. A failure by our contract manufacturers and assemblers to fulfill their obligations to us could cause delays in production and shipment of many of our products. Also, disruption in transportation services as a result of terrorist activities or due to other causes and further enhanced security measures in response to terrorist activities may cause some increases in costs and timing for both receipt by and shipment of products to our customers. Delays in production and shipment could cause customers to cancel a portion or all of their orders and could damage our relationships with our customers, resellers and distributors, which in turn could cause us to lose existing customers or prevent us from obtaining new customers. Further, if our contract manufacturers become unable or unwilling to fulfill their obligations to us due to our undercapitalization or due to their own financial difficulties or other circumstances beyond our control, we could be required to undertake expensive and time-consuming efforts to transition the contracted services to other qualified contractors or to our own facilities. Accordingly, the failure to deliver products on time could adversely affect our business, prospects, financial condition, results of operations and cash flows.

WE DO NOT PRESENTLY HAVE A TRADITIONAL CREDIT FACILITY WITH A FINANCIAL INSTITUTION. THIS ABSENCE COULD ADVERSELY AFFECT OUR OPERATIONS.

         We do not presently have a traditional credit facility with a financial institution. The absence of a traditional credit facility with a financial institution could adversely affect our operations. If adequate funds are not otherwise available, we may be required to delay, scale back or eliminate portions of our operations and product development efforts.

IF OUR PRODUCTS FAIL TO COMPLY WITH EVOLVING GOVERNMENT AND INDUSTRY STANDARDS AND REGULATIONS, WE MAY HAVE DIFFICULTY SELLING OUR PRODUCTS.

         Our products are designed to comply with a significant number of industry standards and regulations, some of which are evolving as new technologies are deployed. The regulatory process in the United States and foreign countries can be time-consuming and can require the expenditure of substantial resources. In many foreign countries, obtaining required regulatory approvals takes significantly longer than in the United States. We estimate that at least in the near-term, approximately half of our sales of Sunrise SeriesTM products will be to customers within the United States. We cannot assure you, however, that regulatory agencies in the United States or other countries will grant the requisite approvals to us for those products or for any of our other products on a timely basis, or at all. The failure of our products to comply, or delays in compliance, with the various existing and evolving standards could adversely affect our ability to sell many of our products, including our Sunrise SeriesTM products that have been selected by multinational corporations in large part based upon the existence of approvals of those products for use in each country in which those corporations operate. United States and foreign regulations regarding the manufacture and sale of modems and other data communications devices are subject to future change. We cannot predict what impact, if any, such changes may have upon our business.

IF WE ARE UNABLE TO FULFILL BACKLOG ORDERS DUE TO CIRCUMSTANCES INVOLVING US OR ONE OR MORE OF OUR CUSTOMERS, OUR ANTICIPATED RESULTS OF OPERATIONS AND CASH FLOWS WILL SUFFER.

         As of August 16, 2004, we had approximately $1.2 million in backlog orders for our products, which represented approximately six weeks of sales volume. These orders were due in large part to our Sunrise SeriesTM products. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. The typical duration from receipt of a purchase order or other purchase commitment to shipment of the products ordered to the customer ranges from three to ten weeks depending upon the product mix and the size of the order. However, we cannot assure you that we will be successful in fulfilling orders and commitments in a timely fashion or that we will ultimately recognize as revenue the amounts reflected as backlog.

OUR BUSINESS COULD SUFFER IF WE OR OUR CONTRACT MANUFACTURERS ARE UNABLE TO OBTAIN COMPONENTS OF OUR PRODUCTS FROM OUTSIDE SUPPLIERS.

         The major components of our products include circuit boards, microprocessors, chipsets, memory components and radio transmitters and receivers. Most of these components are available from multiple sources. However, some components used in our products currently are obtained from single or limited sources and may from time to time be in short supply or on allocation by manufacturers. We have from time to time experienced, and currently are experiencing, difficulty in obtaining some components. We do not have guaranteed supply arrangements with any of our suppliers, and we cannot assure you that our suppliers will continue to meet our requirements. Shortages of components could not only limit our production capacity but also could result in higher costs due to the higher costs of components in short supply or the need to use higher-cost substitute components. Significant increases in the prices of components could adversely affect our results of operations because we may not be able to adjust product pricing to reflect the increases in component costs. Also, an extended interruption in the supply of components or a reduction in their quality or reliability would adversely affect our financial condition and results of operations by impairing our ability to timely deliver quality products to our customers. Delays in deliveries due to shortages of components or other factors may result in cancellation by our customers of all or part of their orders. Although customers who purchase from us products that are not readily available from other sources would be less likely than other customers of ours to cancel their orders due to production delays, we cannot assure you that cancellations will not occur.

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

WE RELY HEAVILY ON OUR MANAGEMENT AND BOARD OF DIRECTORS, AND THE LOSS OF THEIR SERVICES COULD ADVERSELY AFFECT OUR BUSINESS.

         Our success is highly dependent upon the continued services of key members of our management and board of directors, including our Chairman of the Board, Michael N. Taglich, and our Chief Executive Officer, President and Chief Financial Officer, David L. Stone. The loss of Mr. Taglich, Mr. Stone or one or more other key members of our management or board of directors could adversely affect us because each of these individuals has experience and skills upon which we draw heavily in our day-to-day operations and/or strategic planning activities. We do not maintain key-man life insurance policies on any member of management. Mr. Taglich is not an employee of Telenetics. We do not have an employment contract with Mr. Stone.

WE MAY BE REQUIRED TO TREAT THE VALUE OF STOCK-BASED AWARDS GRANTED TO EMPLOYEES AS COMPENSATION EXPENSE IN THE FUTURE, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

         We account for employee stock-based compensation under the "intrinsic value" method prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), as opposed to the "fair value" method prescribed by Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK -BASED COMPENSATION ("SFAS 123"). Pursuant to the provisions of APB 25, we generally do not record an expense for the value of stock-based awards granted to employees. If proposals currently under consideration by various accounting standards organizations are adopted, such as the Financial Accounting Standard, "SHARE-BASED PAYMENT, AN AMENDMENT OF FASB STATEMENTS NO. 123 AND 95", we may be required to treat the value of stock-based awards granted to employees as compensation expense in the future, which could adversely affect our reported operating results and the price of our common stock. If these proposals are adopted, we could decide to reduce the number of stock-based awards granted to employees in the future, which could adversely affect our ability to attract qualified candidates or retain existing employees without increasing their cash compensation and, therefore, adversely affect our business, results of operations and financial condition.

BECAUSE WE BELIEVE THAT PROPRIETARY RIGHTS ARE MATERIAL TO OUR SUCCESS, MISAPPROPRIATION OF THOSE RIGHTS OR CLAIMS OF INFRINGEMENT OR LEGAL ACTIONS RELATED TO INTELLECTUAL PROPERTY COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

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

         We are exposed to the risk of product returns from our customers, resellers and distributors as a result of defective products or product components. Returned used products are tested, repaired and used as warranty replacements. Products returned to us due to faulty work by our subcontractors are returned to the subcontractors for credit against future purchase orders. We cannot assure you that significant levels of product returns will not occur in the future or adversely affect our results of operations, cash flows and reputation as a supplier of quality products.

OUR COMMON STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS AND IN LITIGATION AGAINST US.

         The stock market as a whole and individual stocks historically have experienced extreme price and volume fluctuations, which often have been unrelated to the performance of the related corporations. During the quarter ended June 30, 2004, the high and low closing sale prices of our common stock were $0.33 and $0.17, respectively. The market price of our common stock may exhibit significant fluctuations in the future in response to various factors, many of which are beyond our control and which include:

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

ITEM 3.  CONTROLS AND PROCEDURES.

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) has concluded, based on his evaluation as of June 30, 2004, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended June 30, 2004, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims and litigation could adversely affect our quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not adversely affect our financial position, results of operations or cash flows.

WIRELESS INDUSTRIAL COMMUNICATIONS

         On April 21, 2003 a Demand for Arbitration/Mediation by Wireless Industrial Communications, Inc. ("Wireless") was entered against our president, David Stone, with the International Centre for Dispute Resolution division of the American Arbitration Association (Wireless Industrial Communications, Inc.
v. David Stone - Case No. 50T1800020503). The amount of the claim is $125,000. During a telephone conference call on July 7, 2003 it was established that the matter had been erroneously brought against Mr. Stone and that it should have been brought against us, if at all. During that conference call, the case caption was amended to Wireless Industrial Communications, Inc. v. Telenetics Corporation. However, we have not been served with process and we have not made an appearance in the action. We understand that the arbitration demand is based on a Representation Agreement executed as August 1, 2000 by our former president, Michael Armani.

         The agreement provided for the exclusive sales representation by Wireless of all products manufactured by us and sold in Israel, the Palestinian Territories, Jordan, Saudi Arabia and Kuwait for a five-year period, and provided for a commission of 25% on sales of products installed in that territory. The agreement also provided for an exclusion of all of our current and pending customers in Saudi Arabia and Kuwait, and that the agreement could be terminated upon fifteen days notice if Wireless had no sales in the territory for a period of ten consecutive months. We also understand that the arbitration demand is based on an addendum to the Representation Agreement dated as of February 9, 2001. The addendum purports to clarify and amend the Representation Agreement such that all impediments to the full effectiveness of the agreement were deemed to be completely satisfied and removed, the term of the agreement was extended to eight years; our right to terminate the agreement was deleted, and the exclusion as to our current and pending customers was removed. We believe that Wireless has never made a sale in the territory of any of our products; never provided us with any of the required reports, forecasts or activity summaries; nor make any meaningful efforts to generate sales of our products in the territory. It is our position that there is a total failure of consideration as to both the Representation Agreement and the Addendum thereto, and, to the extent that an agreement ever existed, it was terminated as of September 15, 2001 and Wireless had not objected or disputed the termination. Accordingly, we believe that the arbitration demand made by Wireless is without merit, and we will vigorously defend this action if Wireless proceeds.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

         (a)      Recent Sales of Unregistered Securities
                  ---------------------------------------
         None.

         (b)      Dividends
                  ---------

         We have never paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We are restricted from paying dividends on our common stock under state law as a result of our accumulated deficit as of June 30, 2004. We are also restricted from paying dividends on our common stock, under the terms of certain of our promissory notes. We currently anticipate that we will retain any earnings for use in the continued development of our business.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     EXHIBITS

         Exhibit
         Number   Description
         ------   -----------

         10 Commercial Facility Lease dated June 7, 2004 between the Irvine Company and Telenetics Corporation (*)

         31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         32 Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002
________________________
         *        To be filed by amendment.

         (b)      REPORTS ON FORM 8-K

         On June 30, 2004, we filed a Form 8-K announcing the 2004 annual meeting of stockholders on August 26, 2004. The Form 8-K included Item 5 - Other Events and Required FD Disclosure.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TELENETICS CORPORATION

Dated: August 16, 2004            By: /S/ DAVID L. STONE
                                      ------------------------------------------
                                      David L. Stone
                                      CEO, President and Chief Financial Officer
                                      (principal financial officer and duly
                                      authorized officer)

                         EXHIBITS FILED WITH THIS REPORT

         Exhibit
         Number   Description
         ------   -----------

         31 Certifications Required by rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         32 Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002