Form 10QSB/A
period 2004-06-30
TELENETICS CORP
filed 2004-11-16
CIK 810018

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

         As of November 15, 2004, there were 60,667,022 shares of Telenetics Corporation common stock outstanding.

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

================================================================================

PORTIONS AMENDED

The registrant hereby files Exhibit 10 to this Form 10-QSB.

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

         32 Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002 (1)
________________________

(1)  Filed as an exhibit to the initial filing of this Form 10-QSB.

         (b)      REPORTS ON FORM 8-K

         On June 30, 2004, the registrant filed a Form 8-K announcing the 2004 annual meeting of stockholders to be held on August 26, 2004. The Form 8-K included Item 5 - Other Events and Required FD Disclosure.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TELENETICS CORPORATION

Dated: November 16, 2004         By:   /S/ DAVID L. STONE
                                      ------------------------------------------
                                      David L. Stone
                                      CEO, President and Chief Financial Officer
                                      (principal financial officer and duly
                                      authorized officer)

             EXHIBITS FILED WITH THIS AMENDMENT NO. 1 TO FORM 10-QSB

         Exhibit
         Number   Description
         ------   -----------

         10 Commercial Facility Lease dated June 7, 2004 between the Irvine Company and Telenetics Corporation

         31 Certifications Required by rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002