Form 10QSB
period 2004-09-30
TELENETICS CORP
filed 2004-11-16
CIK 810018

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended SEPTEMBER 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to _______

                         Commission File Number: 0-16580

                             TELENETICS CORPORATION
           (Name of small business issuer as specified in its charter)

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

         As of November 12, 2004, there were 60,667,022 shares of Telenetics Corporation common stock outstanding.

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                              TELENETICS CORPORATION
                                                   FORM 10-QSB
                                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                                      INDEX


PART I - FINANCIAL INFORMATION                                                                              PAGE
                                                                                                            ----

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet as of September 30, 2004 (unaudited).......................    3

         Condensed Consolidated Statements of Operations for the Three and Nine Months
             Ended September 30, 2004 and 2003 (unaudited)...............................................    5

         Condensed Consolidated Statement of Shareholders' Equity (Deficit) for the
             Nine Months Ended September 30, 2004 (unaudited)............................................    6

         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
             September 30, 2004 and 2003 (unaudited).....................................................    7

         Notes to Condensed Consolidated Financial Statements (unaudited)................................   10

Item 2.  Management's Discussion and Analysis or Plan of Operation ......................................   20

Item 3.  Controls and Procedures.........................................................................   39

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................................................   40

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....................................   41

Item 3.  Defaults Upon Senior Securities.................................................................   41

Item 4.  Submission of Matters to a Vote of Security Holders.............................................   41

Item 5.  Other Information...............................................................................   42

Item 6.  Exhibits and Reports on Form 8-K................................................................   43

Signatures...............................................................................................   44

Exhibits Filed With This Report .........................................................................   45

                                                        2

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

                             TELENETICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                     ASSETS
                                     ------

Current assets:
   Cash                                                              $   52,815
   Accounts receivable, net of allowance for doubtful
      accounts of $308,044                                            1,272,021
   Inventories                                                        6,636,432
   Prepaid expenses and other current assets                            464,936
                                                                     -----------

Total current assets                                                  8,426,204

Property, plant and equipment, net                                      308,775
Debt offering costs                                                      20,852
Other assets                                                             72,603
Long term portion of prepaid interest                                    46,671
                                                                     -----------

                                                                     $8,875,105
                                                                     ===========

     See accompanying notes to condensed consolidated financial statements.

                             TELENETICS CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current liabilities:
   Related party debt                                              $     21,300
   Current portion of notes payable                                     341,967
   Convertible subordinated debt                                        293,041
   Accounts payable                                                   1,453,581
   Accrued expenses                                                     920,606
   Advance payments from customers                                    2,426,044
                                                                   -------------

 Total current liabilities                                            5,456,539

Notes payable                                                         3,853,850
Deferred rent                                                            21,767
                                                                   -------------

Total liabilities                                                     9,332,156
                                                                   -------------

Commitments and contingencies

Shareholders' equity (deficit):
   Preferred stock, no par value. Authorized 5,000,000 shares;
     no shares issued and outstanding                                        --
   Common stock, no par value. Authorized 100,000,000 shares;
     issued and outstanding 60,667,022 shares                        40,122,920
   Subscriptions receivable                                             (35,590)
   Accumulated deficit                                              (40,544,381)
                                                                   -------------

Total shareholders' equity (deficit)                                   (457,051)
                                                                   -------------

                                                                   $  8,875,105
                                                                   =============

     See accompanying notes to condensed consolidated financial statements.

                                                 TELENETICS CORPORATION
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                                       (UNAUDITED)

                                                     Three Months      Three Months      Nine months       Nine months
                                                         Ended            Ended              Ended             Ended
                                                     September 30,     September 30,     September 30,     September 30,
                                                         2004              2003              2004               2003
                                                     -------------     -------------     -------------     -------------
Net sales                                            $  2,407,225      $  3,012,606      $  8,255,166      $  8,741,111
Cost of sales                                          (1,691,458)       (1,990,612)       (5,514,898)       (5,841,354)
                                                     -------------     -------------     -------------     -------------
Gross profit                                              715,767         1,021,994         2,740,268         2,899,757
Operating expenses:
   Selling, general and administrative                   (924,948)         (782,954)       (2,831,253)       (2,274,603)
   Engineering and product development                   (268,513)         (300,399)         (921,626)         (909,631)
   Gain (loss) on debt extinguishment                  (1,888,039)        2,288,735        (1,888,039)        3,764,878
                                                     -------------     -------------     -------------     -------------

Income (loss) from operations                          (2,365,733)        2,227,376        (2,900,650)        3,480,401

Interest expense                                         (463,660)         (486,175)       (1,374,537)       (1,454,645)

Gain on sale of assets                                      7,800                --             7,800                --
                                                     -------------     -------------     -------------     -------------

Income (loss) before income taxes                      (2,821,593)        1,741,201        (4,267,387)        2,025,756

Income (taxes) benefit                                     60,000                --            59,200              (800)

Net income (loss)                                    $ (2,761,593)     $  1,741,201      $ (4,208,187)     $  2,024,956
                                                     =============     =============     =============     =============
Basic earnings (loss) per common share:              $      (0.05)     $       0.04      $      (0.09)     $       0.05
                                                     =============     =============     =============     =============
Diluted earnings (loss) per common share:            $      (0.05)     $       0.03      $      (0.09)     $       0.04
                                                     =============     =============     =============     =============

Basic weighted average shares outstanding during
   the period:                                         50,372,386        47,597,799        49,361,119        43,753,269
                                                     =============     =============     =============     =============
Diluted weighted average shares
   outstanding during the period:                      50,372,386        52,410,925        49,361,119        45,188,189
                                                     =============     =============     =============     =============

                         See accompanying notes to condensed consolidated financial statements.

                                                    TELENETICS CORPORATION
                              CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                             NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                          (UNAUDITED)

                                Preferred Stock             Common Stock
                             --------------------  ----------------------------  Subscriptions    Accumulated
                             Shares     Amount         Shares         Amount      Receivable         Deficit        Total
                             ------  ------------  -------------  -------------  -------------   -------------   -------------
Balance at
  December 31, 2003             --   $        --     48,433,233   $ 38,864,275   $    (35,590)   $(36,336,194)   $  2,492,491

Compensation for
   non-employee
   stock options
   and warrants                 --            --             --         77,253             --              --          77,253
Common stock issued
  in connection with
  secured debt
  transaction                   --            --      8,903,883        666,690             --              --         666,690

Warrants issued in
  connection
  with secured
  debt transaction              --            --             --        240,274             --              --         240,274
Common stock issued
  in connection with
  unsecured
  debt transaction              --            --      1,390,753        111,260             --              --         111,260
Warrants issued in
  connection
  with unsecured debt
  transaction                   --            --             --         28,753             --              --          28,753
Exercise of options
  and warrants                  --            --      1,939,153        134,415             --              --         134,415
Net loss                        --            --             --             --             --      (4,208,187)     (4,208,187)
                             ------  ------------  -------------  -------------  -------------   -------------   -------------
Balance at
  September 30, 2004            --   $        --     60,667,022   $ 40,122,920   $    (35,590)   $(40,544,381)   $   (457,051)
                             ======  ============  =============  =============  =============   =============   =============

                            See accompanying notes to condensed consolidated financial statements.

                                      TELENETICS CORPORATION
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                            (UNAUDITED)

                                                                       Nine Months     Nine Months
                                                                         Ended            Ended
                                                                      September 30,    September 30,
                                                                          2004            2003
                                                                      ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                  $(4,208,187)     $ 2,024,956
   Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities:
       Depreciation                                                       170,125          204,049
       Amortization of debt offering costs and discounts                  992,016          995,777
       Compensation for non-employee stock options                         77,253           38,789
       Amortization of unearned compensation for employee options              --            2,418
       (Gain) loss on debt extinguishment                               1,888,039       (3,764,878)
       Gain on sale of assets                                              (7,800)              --
       Cancellation of shares pursuant to litigation
         settlement                                                            --           (4,500)
   Changes in operating assets and liabilities:
       Accounts receivable                                                193,376          458,655
       Inventories                                                       (851,165)       1,532,091
       Prepaid expenses and other current assets                          183,689         (191,906)
       Other assets                                                        14,821          (13,605)
       Accounts payable                                                   838,831         (315,823)
       Accrued expenses                                                  (412,339)         450,077
       Advance payments from customers                                      3,729        2,290,704
       Deferred rent                                                       21,767               --
                                                                      ------------     ------------
Net cash (used in) provided by operating activities                    (1,095,845)       3,706,804
                                                                      ------------     ------------

              See accompanying notes to condensed consolidated financial statements.

                                      TELENETICS CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                           NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                            (UNAUDITED)

                                                              Nine Months            Nine Months
                                                                 Ended                  Ended
                                                             September 30,          September 30,
                                                                 2004                   2003
                                                           ----------------       ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                     $      (145,851)       $       (49,316)
                                                           ----------------       ----------------
   Net cash used in investing activities                          (145,851)               (49,316)
                                                           ----------------       ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank overdraft                                                       --               (110,859)
   Exercise of warrants                                            125,215                 10,460
   Proceeds of note payable                                        800,000              1,000,000
   Repayments of notes payable                                  (1,596,056)              (948,070)
   Repayments of convertible promissory notes                     (222,000)              (240,000)
   Proceeds of bridge loan                                         300,000                300,000
   Repayments of bridge loan                                            --               (300,000)
   Payments on Corlund settlement                                       --             (1,187,386)
   Debt offering costs                                             (20,853)                    --
   Proceeds from related party borrowings                           47,500                     --
   Net repayments of related party debt                            (58,957)              (255,980)
                                                           ----------------       ----------------
Net cash used in financing activities                             (625,151)            (1,731,835)
                                                           ----------------       ----------------
NET (DECREASE) INCREASE IN CASH                                 (1,866,847)             1,925,653
   Cash, beginning of period                                     1,919,662                 41,875
                                                           ----------------       ----------------
   Cash, end of period                                     $        52,815        $     1,967,528
                                                           ================       ================

              See accompanying notes to condensed consolidated financial statements.

                                     TELENETICS CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                         NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                          (UNAUDITED)

                                                                   Nine Months    Nine Months
                                                                      Ended          Ended
                                                                  September 30,  September 30,
                                                                      2004           2003
                                                                  ------------   -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
   Interest                                                       $   356,728     $   216,670
                                                                  ============    ============
   Income taxes                                                   $       800     $       800
                                                                  ============    ============
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
Issuance of common stock upon conversion of Series A (2000)
  Preferred Stock                                                 $        --     $     1,618
                                                                  ============    ============
Issuance of common stock in satisfaction of accrued directors
  compensation                                                    $   127,170     $    47,825
                                                                  ============    ============
Issuance of common stock in connection with secured debt
  transaction                                                     $   666,690     $        --
                                                                  ============    ============
Issuance of warrants in connection with secured debt
  transaction                                                     $   240,274     $        --
                                                                  ============    ============
Issuance of common stock in connection with unsecured debt
  transaction                                                     $   111,260     $        --
                                                                  ============    ============
Issuance of warrants in connection with unsecured debt
  transaction                                                     $    28,753     $        --
                                                                  ============    ============
Issuance of common stock in satisfaction of accrued bonus         $        --     $   140,818
                                                                  ============    ============
Issuance of common stock in connection with 2002 notes
  modification                                                    $        --     $ 1,411,080
                                                                  ============    ============
Issuance of common stock in connection with 10% notes
  modification                                                    $        --     $    30,750
                                                                  ============    ============
Accrued legal fees transferred to debt offering costs             $        --     $    39,434
                                                                  ============    ============
Accrued interest transferred to secured notes                     $   159,186     $        --
                                                                  ============    ============
Accrued interest transferred to 2002 notes                        $        --     $   273,943
                                                                  ============    ============
Accrued interest transferred to 10% notes                         $        --     $    12,710
                                                                  ============    ============
Accounts payable transferred to convertible notes                 $    72,020     $   118,618
                                                                  ============    ============
Fixed assets surrendered in lieu of rent                          $        --     $    37,977
                                                                  ============    ============
Related party debt surrendered to exercise option                 $     9,200     $        --
                                                                  ============    ============
Convertible notes transferred to notes payable                    $        --     $ 1,585,082
                                                                  ============    ============

             See accompanying notes to condensed consolidated financial statements.

                                TELENETICS CORPORATION
                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 2004
                                    (UNAUDITED)

1.       BASIS OF PRESENTATION AND BUSINESS

         The accompanying condensed consolidated financial statements have been prepared by Telenetics Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included in these notes and the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary to fairly state the financial position as of September 30, 2004 and the results of operations and cash flows for the related interim periods ended September 30, 2004 and 2003. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or for any other period.

         Basic earnings (loss) per common share are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect per share amounts that would have resulted from the dilutive potential effect of common stock instruments.

         The accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed on March 30, 2004 as part of the Company's 2003 annual report on Form 10-KSB and the Form 10-KSBA filed on April 29, 2004. This quarterly report should be read in conjunction with such annual report.

         Certain reclassifications have been made to the September 30, 2003 financial statements to be consistent with the September 30, 2004 presentation.

2.       LIQUIDITY

         The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2004, the Company had working capital of $3.0 million, an accumulated deficit of $40.5 million, and a shareholders' equity deficiency of $457,000. The Company incurred a loss from operations of $2.9 million during the nine months ended September 30, 2004. The Company has had recurring losses from operations exclusive of gains on extinguishment of debt, limited cash resources, an accumulated deficit and a large unresolved deposit from a significant customer (see Note 7). These factors, among others, raised substantial doubt about the Company's ability to continue as a going concern, which led the Company's independent registered public accounting firm to include an explanatory paragraph in their reports on the Company's consolidated financial statements for 2003 and 2002 relating to the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         In an effort to improve its cash flow, the Company has, effective as of September 30, 2004, renegotiated $4.4 million of principal and interest due under secured notes and $127,000 of unsecured debt as described in Note 9. The Company realized a reduction of $732,000 in the amount of principal and interest due under secured notes in exchange for the issuance of 6,708,873 shares of its common stock and warrants to purchase 3,286,619 shares of its common stock. In addition, the Company has been relieved from making interest payments through September 30, 2005 under the $2.9 million of replacement secured notes issued

                                TELENETICS CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 SEPTEMBER 30, 2004
                                    (UNAUDITED)

pursuant to the arrangement, and obtained an extension of the due date on that indebtedness to March 31, 2007 (see Note 9). The interest rate on that indebtedness was reduced from 9% per annum to 6% per annum. In addition, a secured note with a principal and interest of $770,000 was replaced with an unsecured note, the interest rate reduced from 16% per annum to 3.5% per annum and the due date extended to March 31, 2006. The Company expects that these term debt extensions, as well as previous reductions in accounts payable and settlement of long standing disputes with Corlund Electronics will improve the Company's ability to attract a senior lender during 2005.

         The Company has taken actions in an effort to become profitable and improve cash flow from operations in the future. In August 2004, the Company occupied a new corporate and manufacturing facility, which is expected to yield a cost savings of approximately $44,000 per quarter. The Company has also introduced several new products, which it expects will provide new revenue opportunities during 2005. All of the new products will be marketed through the Company's existing distribution channels.

         During 2003, the Company introduced its new digital automatic meter reading ("AMR") products and successfully completed a major installation with a public utility. While installations with other utility companies have not met management's expectations during the nine months ended September 30, 2004, the Company is in the advanced testing stage with several utility companies in which the products are performing to specifications. Management believes that the Company is in a strong position with many of these utility companies, and that the Company may have an opportunity to commence installations of its new digital automatic meter reading products with other utility companies by the end of 2004. During the nine months ended September 30, 2004, the Company introduced several variations of these digital models as well as a product for retrofitting existing analog automatic meter reading units to convert their signal to a digital format. The Company has also introduced several new products to round out its line of commercial and industrial modems in the low to mid price range. The Company's decrease in revenue of $605,000 for the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003 is attributed primarily to reduced sales of its commercial and industrial modems products. The Company also has completed the development of a DS-3 model to round out the features capability of its microwave product line and is continuing to further develop the features of this product. Management believes that shipments of the Company's DS-3 model will increase during 2005.

         Although there can be no assurance of the success of these actions, Management believes that implementation of these actions and plans will result in reduced cost structures and improved operating efficiencies so that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, will be adequate to meet the Company's anticipated working capital and capital expenditure requirements for at least the next twelve months, except for any demands the Company may receive in connection with a large unresolved deposit from a significant customer, which the Company expects will require additional financing. If the Company capital requirements or cash flow vary materially from the current projections or unforeseen circumstances occur, additional financing may also be required to fund operations and repay debt. The Company's failure to raise capital, if needed, could impair the Company's ability to continue as a going concern, restrict growth, limit development of new products or hinder the Company's ability to compete. 3.

                                TELENETICS CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 SEPTEMBER 30, 2004
                                    (UNAUDITED)

3.       INVENTORIES

          Inventories consist of the following:

                                                             September 30, 2004
                                                             ------------------

         Raw materials                                        $      5,472,346
         Work-in-process                                               666,577
         Finished goods                                                497,509
                                                             ------------------
                                                              $      6,636,432
                                                             ==================

4.       COMMITMENTS

GLOBAL DATA, INC. AGREEMENT

         On September 25, 2003, the Company entered into a Technology Transfer, License and Distribution Agreement with Global Data, Inc. to manufacture and market devices used primarily in AMR applications and remote data applications (the "Products").

         Under the terms of the agreement, the Company obtained from Global Data a twenty-year exclusive, worldwide, sublicenseable right to use, produce, distribute, and create derivative works of the Products and to sublicense the product technology and materials, in the manufacture, marketing, distribution and sale of the Products and any future products that may be developed by the Company. In exchange for the license agreement, the Company has agreed among other things, to make royalty payments to Global Data, for five years beginning on September 25, 2003, equal to 5% of the net revenues generated from sales of the licensed products. The Company acquired production equipment and assembly and test equipment which is currently required for engineering support, manufacturing, applying and fabricating, testing and shipping the licensed products for an aggregate purchase price of $30,000 and will purchase certain inventory from Global Data in amounts and at times to be determined. At September 30, 2004, approximately $15,000 was accrued for royalties under this agreement.

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

LEASES

         In May 2004, the Company entered into an agreement with an unrelated party to lease a new corporate and manufacturing facility consisting of 18,828 square feet of space. The Company moved into the facility on August 16, 2004. The lease has an initial term of five years, expiring September 30, 2009, and one five-year option to extend. The initial base rent is $13,377 per month, which escalates each year commencing November 2005 through 2008.

                                TELENETICS CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 SEPTEMBER 30, 2004
                                    (UNAUDITED)

5.       LITIGATION

         The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims and litigation could adversely affect the Company's quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not adversely affect the Company's financial position, results of operations or cash flows.

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

         The agreement provided for the exclusive sales representation by Wireless of all products manufactured by the Company and sold in Israel, the Palestinian Territories, Jordan, Saudi Arabia and Kuwait for a five-year period, and provided for a commission of 25% on sales of products installed in that territory. The agreement also provided for an exclusion of all of the Company's current and pending customers in Saudi Arabia and Kuwait, and that the agreement could be terminated upon fifteen days notice if Wireless had no sales in the territory for a period of ten consecutive months. The Company also understands that the arbitration demand is based on an addendum to the Representation Agreement dated as of February 9, 2001. The addendum purports to clarify and amend the Representation Agreement such that all impediments to the full effectiveness of the agreement were deemed to be completely satisfied and removed, the term of the agreement was extended to eight years; the right to terminate the agreement was deleted, and the exclusion as to the Company's current and pending customers was removed. The Company believes that Wireless has never made a sale in the territory of any of the Company's products; never provided the Company with any of the required reports, forecasts or activity summaries; nor made any meaningful efforts to generate sales of the Company's products in the territory. It is the Company's position that there is a total failure of consideration as to both the Representation Agreement and the Addendum thereto, and, to the extent that an agreement ever existed, it was terminated as of September 15, 2001 and Wireless had not objected to or disputed the termination. Accordingly, the Company believes that the arbitration demand made by Wireless is without merit, and the Company intends to vigorously defend this action if Wireless proceeds.

                                TELENETICS CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 SEPTEMBER 30, 2004
                                    (UNAUDITED)

6.       REVENUES BY GEOGRAPHIC LOCATION

         The following sets forth a summary of the Company's revenues attributed to its country of domicile and to all foreign countries in total, and revenues attributable to each individual foreign country from which the Company derived material revenues:

                                                Nine months        Nine months
                                                   Ended             Ended
                                                September 30,     September 30,
                                                    2004              2003
                                               ---------------   ---------------
United States                                  $    4,637,151    $    5,601,382
                                               ---------------   ---------------
Foreign countries:
     Canada                                           543,847           649,560
     Germany                                          670,098           290,108
     All other foreign countries                    2,404,070         2,200,061
                                               ---------------   ---------------
Total Foreign                                       3,618,015         3,139,729
                                               ---------------   ---------------
Total United States and Foreign                $    8,255,166    $    8,741,111
                                               ===============   ===============

         The following sets forth a summary of the Company's revenues attributed to the geographic regions by which the Company manages its marketing and sales activity:

                                                Nine months        Nine months
                                                   Ended             Ended
                                                September 30,     September 30,
                                                    2004              2003
                                               ---------------   ---------------
North America, including United
   States, Canada and Puerto Rico              $    5,183,315    $    6,264,143
Western, Central, Eastern Europe,
   Middle East and Africa                           2,750,034         2,206,764
Asia Pacific, including mainland China,
   Australia, New Zealand and India                   256,905           230,327
Latin and Central America,
Mexico and the Caribbean                               64,912            39,877
                                               ---------------   ---------------
Total                                          $    8,255,166    $    8,741,111
                                               ===============   ===============

                                TELENETICS CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 SEPTEMBER 30, 2004
                                    (UNAUDITED)

7.       CUSTOMER DEPOSITS

         The Company has received a payment of approximately $2 million from one of its significant customers for which the Company has neither records of amounts due and payable, nor records of confirmed orders for the delivery of product. Upon receiving this payment in September 2003, the Company contacted the customer to inquire as to the nature and details relating to the payment. The customer has not yet responded with those details. The Company believes there is a possibility that this payment may have been made in error and intends to conduct a reconciliation of its records to the customer's records, if the customer ever provides its records, in order to obtain a full understanding and proper resolution of this issue. While the Company believes that a significant portion of the customer payment may need to be refunded, the Company is not certain of the extent of the refund, especially in light of the fact that the Company has continued to book orders from this customer since September 2003 and expects to book orders in the future that could result in the application of some portion of these funds as a deposit against those future orders. However, there can be no assurance that additional orders will actually be received or if received, that the customer will agree to the application of this payment to the new orders. If the customer does not agree to the application of these funds, the Company may be required to repay all or a substantial portion of this customer payment.

8.       WARRANTS AND OPTIONS

         A summary of the activity of common stock purchase warrants is as follows:

                                                      Number of                 Warrant Price
                                                       Shares           Per Share             Total
                                                     -----------     ---------------      ------------
Balance outstanding, December 31, 2003               16,252,008      $ 0.523 - $5.00      $ 9,130,919

Warrants issued in connection with secured debt       3,286,619               0.0001              329
Warrants issued with unsecured debt                   1,158,961                 0.14          159,067
Warrants exercised                                   (1,859,153)      0.0523 - $0.10         (125,215)
Warrants expired                                       (448,280)         0.10 - 1.00         (215,288)
                                                     -----------     ---------------      ------------
Balance outstanding, September 30, 2004              18,390,155      $0.0001 - $5.00      $ 8,949,812
                                                     ===========     ================     ============

         There were 80,000 options to purchase shares of common stock that were exercised at $0.115 per share during the nine months ended September 30, 2004.

                                TELENETICS CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 SEPTEMBER 30, 2004
                                    (UNAUDITED)

9.       DEBT

         Effective September 30, 2004, the Company issued equity and debt securities in a private placement transaction to accredited investors in conjunction with the amendment and restatement of existing secured promissory notes and the issuance of replacement unsecured promissory notes and repayment of an existing, unsecured promissory note.

SECURED DEBT

         Effective September 30, 2004, a total of 19 accredited holders ("Secured Investors") of Amended and Restated Secured Promissory Notes dated as of March 1, 2003 in the aggregate principal and interest amount of $3,658,350 ("First Amended Notes") exchanged the First Amended Notes for Company's Second Amended and Restated Promissory Notes dated as of September 30, 2004 in the aggregate principal amount of $2,926,680 ("Second Amended Notes"). The Secured Investors include SDS Capital Group SPC, Ltd., an entity that beneficially owned more than 5% of the Company's outstanding common stock ("5% Owner"), Dolphin Direct Equity Partners, L.P., Gary P. Arnold, a member of the Company's board of directors, and Michael N. Taglich, who was then chairman of the Company's board of directors and is the general partner of another Secured Investor, Tag Kent Partners.

         The Second Amended Notes bear simple interest at 6% per annum commencing October 1, 2005, payable quarterly in arrears beginning December 31, 2005. Principal is due at maturity on March 31, 2007. The rate of interest during an event of default will be the lesser of 9.0% per annum above the interest rate then in effect and the maximum legal rate per annum. The Second Amended Notes are secured by a continuing security interest in all of the Company's inventory. Amendments or waivers under the Second Amended Notes (other than amendments that would reduce the principal or interest balance, decrease the interest rate or extend the maturity date) may be made by written agreement between the Company and the holders of a majority of the then outstanding principal balance of the Second Amended Notes.

         Events of default that would give rise to automatic acceleration of the due date of the outstanding principal and interest balance of the Second Amended Notes or the right of the Secured Investors to pursue other remedies include (i) a payment default in excess of $100,000 on any secured debt (other than a particular holder's Second Amended Note) ("Secured Debt"), or a non-payment default under the Secured Debt that gives right to acceleration of the Secured Debt; (ii) the Company voluntarily engaging in proceedings for bankruptcy, receivership or making a general assignment for the benefit of creditors or in similar proceedings; or (iii) a bankruptcy, receivership or similar proceeding is brought against the Company and remains undismissed or unstayed for a period of sixty days.

         Events of default ("Affirmative Acceleration Events") that would give rise to the Secured Investors' right to accelerate the due date of the outstanding principal and interest balance of the Second Amended Notes or the right of the Secured Investors to pursue other remedies include (i) a failure to make payments of principal within three days of when due; (ii) a failure to make payments of interest within five days of when due; (iii) a failure to pay fees or liquidated damages under the Second Amended Notes or related purchase documents within seven business days of when due; (iv) a failure to cure a default in any material covenant, condition or agreement in the purchase agreement, security agreement or other Second Amended Notes that is not cured within seven business days; (v) a failure to cure a default in any material covenant, condition or agreement under a particular holder's Second Amended Note (except as described in (iv)) that is not cured within five business days; (vi) the breach of or inaccuracy of a representation or warranty under the purchase agreement or security agreement relating to the Second Amended Notes; (vii) issuance of debt securities that are not subordinate to the Second Amended Notes and are not on terms acceptable to holders of a majority of the outstanding principal amount of the First Amended Notes and Second Amended Notes; or (viii) consummation of a merger, consolidation or sale of assets described in the Second Amended Notes.

                                TELENETICS CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 SEPTEMBER 30, 2004
                                    (UNAUDITED)

         If an Affirmative Acceleration Event other than the failure to timely make payments of principal or interest (as described in (i) and (ii) in the immediately paragraph) occurs, or if a Major Transaction (as described below) occurs, then each holder of Second Amended Notes will have a pro rata right to require the Company to prepay all or a portion of their Second Amended Notes at a premium equal to 130% of the principal amount of the holder's Second Amended Notes. Major Transactions include most consolidations, mergers or business combinations, sales or transfers of substantially all of the Company's assets, or consummation of a purchase, tender or exchange offer made to holders of more than 30% of the Company's outstanding shares of common stock.

         A holder of a Second Amended Note may grant the Company the right to prepay all or a portion of the balance of the holder's Second Amended Note at a price equal to 130% of the aggregate principal and interest balance. The Company has the right to prepay all or a portion of any of the Second Amended Notes at a price equal to 110% of the aggregate principal and interest balance.

         In connection with the exchange of First Amended Notes for Second Amended Notes, the Company issued to the Secured Investors an aggregate of 2,195,010 shares of common stock with a fair market value of $176,000 on September 30, 2004, which approximates the interest that would have been earned for the one-year period the notes do not accrue interest. Accordingly, the Company has capitalized this amount as prepaid interest and it is being recognized as additional interest expense over one year.

         The Secured Investors have received at their election either shares of common stock or five-year warrants to purchase shares of common stock at an exercise price of $0.0001 per share, in exchange for the cancellation of at least 20% of the outstanding principal and interest balance of their First Amended Notes. Under this portion of the transaction, the Company has issued an aggregate of 6,708,873 shares of common stock and warrants to purchase an aggregate of 3,286,619 shares of common stock in exchange for the cancellation of an aggregate of $731,670 of principal and interest underlying the First Amended Notes. The 6,708,873 shares of common stock were based on the negotiated value of 80% of the volume weighted average price of the Company's common stock for the ten business days prior to September 30, 2004, and accordingly, $491,089 was recorded as a reduction of the amount of principal and interest due under the First Amended Notes. The Company ascribed an estimated fair value of the warrants to purchase the 3,286,619 shares of common stock in an aggregate amount of $240,273, based on a Black Scholes valuation model, which value was recorded as a reduction of the amount of principal and interest due under the First Amended Notes. The $308 difference between the Black Scholes valuation of the warrant and the corresponding cancellation was credited against the debt extinguishment costs. Based on Emerging Issues Task Force Issue No. 96-19, the Company has recorded the Second Amended Notes as an extinguishment of debt for accounting purposes. Therefore, the Company expensed the unamortized valuation amounts for beneficial conversion features, warrant and stock valuations of the First Amended Notes in the aggregate amount of $1,422,560 and the related unamortized deferred offering costs in the aggregate amount of $465,787 as debt extinguishment costs.

         As part of the offering of Second Amended Notes, the Company and the Secured Investors entered into Amendment No. 1 to the Amended and Restated Note and Warrant Purchase Agreement and Amended and Restated Registration Rights Agreement effective as of September 30, 2004 ("Amendment No. 1"). Amendment No. 1, among other provisions, contains waivers by the Secured Investors of any defaults that may have occurred under the secured financing documents as of May 15, 2004 and through and including September 30, 2004, and piggyback

                                TELENETICS CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 SEPTEMBER 30, 2004
                                    (UNAUDITED)

registration rights relating to the common stock and warrant shares issued in the offering. Amendment No. 1 contains amendments to the registration rights that cover equity securities issued in conjunction with the First Amended Notes. The amendments provide, among other things, that the filing date for the registration statement relating to those securities ("Registrable Securities") shall be extended to be 30 business days after the holders of a majority of the Registrable Securities have requested that the Company register at least a majority of the Registrable Securities, except that the filing date may not be earlier than May 31, 2005. The registration rights relating to the Registrable Securities are deemed to be amended to provide that the holders of at least a majority of the Registrable Securities will have the ability to agree with the Company to amend, modify, supplement or waive those registration rights.

UNSECURED DEBT

         Effective September 30, 2004, five accredited investors ("Unsecured Investors") purchased 3.5% Unsecured Promissory Notes Due March 31, 2006 in the aggregate principal amount of $927,169 ("Unsecured Notes"). The Unsecured Investors included Dolphin Offshore Partners, L.P., a 5% Owner ($800,000), then-director Michael N. Taglich ($70,625), and directors Gary P. Arnold ($12,500), Robert Schroeder ($23,419) and David Parshall ($20,625). Each of these four directors purchased Unsecured Notes in exchange for the cancellation of fees due to them for their past service on the Company's board of directors.

         The Unsecured Notes accrue simple interest at a rate of 3.5% per annum, payable quarterly in arrears beginning December 31, 2004. Principal is due at maturity on March 31, 2006. If the Company defaults in the payment of any part of the principal of or interest on the Unsecured Notes for more than three days, then interest will accrue at a default rate of 12% until cured, and the Company will be required to pay to the holders a penalty equal to 2% of the principal balance outstanding at the date of the payment default.

         Unsecured Investors will have the right to accelerate the due date of the Unsecured Notes or pursue any other remedies they may have if a payment default remains uncured for 30 days, if a non-payment default remains uncured for ten days after the Company receives written notice specifying the breach or default and requiring it to be remedied, if a decree or order in respect of involuntary bankruptcy, receivership or similar law is entered and remains unstayed and in effect for 60 consecutive days, or if the Company commences a voluntary case under bankruptcy, insolvency or other similar law, appoints a receiver or other similar official for any substantial part of its property, makes any general assignment for the benefit of creditors, or fails generally to pay its debts as they become due.

         Amendments or waivers under the Unsecured Notes (other than amendments that would reduce the principal or interest balance, decrease the interest rate or extend the maturity date) may be made by written agreement between the Company and the holders of a majority of the then outstanding principal balance of the Unsecured Notes. There is no prepayment penalty under the Unsecured Notes.

         The Unsecured Notes were accompanied by 1.5 shares of common stock for each dollar invested, aggregating 1,390,753 shares of common stock, with a fair market value of $111,260. In addition, the Unsecured Notes were accompanied by five-year warrants to purchase shares of common stock in an amount equal to 1.25 shares of common stock for each dollar invested in the offering, aggregating warrants to purchase 1,158,961 shares of common stock with an exercise price of $0.13725. The Company ascribed an estimated fair value to these warrants of $28,753, based on a Black Scholes valuation model. The combined valuations of $140,013 have been capitalized as prepaid interest as of September 30, 2004 in recognition of the below market interest rates on the Unsecured Notes. Such prepaid interest is recognized as additional interest expense over the 18-month life of the Unsecured Notes.

                                TELENETICS CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 SEPTEMBER 30, 2004
                                    (UNAUDITED)

         The Company granted to the Unsecured Investors piggyback registration rights relating to the common stock and the warrant shares issued in the offering.

         Proceeds from the offering of Unsecured Notes were used to repay the 16% Secured Promissory Note due 2004 in the principal and accrued interest amount of $770,000 held by Dolphin Direct Equity Partners, L.P., a 5% Owner, with the remainder of the proceeds to be used for general working capital purposes.

BRIDGE LOANS

         In September 2004, three accredited investors ("Note Holders") purchased Unsecured Promissory Notes Due December 20, 2004 in the aggregate principal amount of $300,000 ("Bridge Loans"). The Note Holders included Dolphin Offshore Partners, L.P., a 5% Owner ($150,000), and then-director Michael N. Taglich ($75,000).

         The Bridge Loans accrue interest at a rate of 0.5% per week or 26.0% per annum beginning from the date of the note. Principal and accrued interest are due and payable at maturity on December 20, 2004. The Company is required to immediately pay over to the noteholders in repayment of the Bridge Loans one-half of the net proceeds from any equity or debt financing that the Company conducts while the Bridge Loans are outstanding except for the Second Amended Notes and Unsecured Notes discussed above.

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

         During the nine months ended September 30, 2004, our total revenues were $8.3 million, of which $5.2 million, or 63.2%, was attributable to data transmission and network access products, $1.9 million, or 23.6%, was attributable to industrial grade modem products, and $1.1 million, or 13.3%, was attributable to our wireless products.

         During the nine months ended September 30, 2003, our total revenues were $8.7 million, of which $5.6 million, or 63.8%, was attributable to data transmission and network access products, $2.1 million, or 23.9%, was attributable to industrial grade modem products, and $1.1 million, or 12.3%, was attributable to wireless products

         We derived a significant portion of our revenues during the year ended 2003 and the nine months ended September 30, 2004 from sales to customers and distributors located outside of the United States. Our foreign sales primarily were in Canada and Europe. We anticipate that foreign sales will account for a nearly half of our revenues during 2004 and that sales of our industrial grade modem products and our wireless products will increase as a percentage of our total revenues in the future. Revenues are recorded when products are shipped if shipped FOB shipping point or when received by the customer if shipped FOB destination.

CRITICAL ACCOUNTING POLICIES

         We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Accordingly, we are required to make estimates, judgments and assumptions that we believe are reasonable based upon available information. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the periods presented. The significant accounting policies that we believe are important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain, include the following:

         o        Revenue recognition;

         o        Sales returns and other allowances;

         o        Allowance for doubtful accounts;

         o        Reserves for obsolete inventory;

         o        Reserves for warranties; and

         o        Valuation of debt obligations

         Each of these policies is described below. The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. Also, there are areas in which management's judgment in selecting any available alternative would not produce a materially different result. We refer you to our consolidated financial statements and notes contained in our annual report on Form 10-KSB as amended for the year ended December 31, 2003 for further information regarding accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

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

         ALLOWANCE FOR DOUBTFUL ACCOUNTS. Our management estimates the uncollectibility of our accounts receivable for losses that may result from the inability of our customers to make required payments. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If our customers' financial condition deteriorates such that it impairs their ability to make payments to us, additional allowances may be required.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

         The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                            Three Months Ended
                                                              September 30,
                                                            2004         2003
                                                         ---------    ----------
Net sales ..........................................       100.0%        100.0%
Cost of sales ......................................       (70.3)        (66.1)
                                                         ---------    ----------
Gross profit .......................................        29.7          33.9
Operating expenses:
Selling, general and administrative ................       (38.4)        (26.0)
     Engineering and product development ...........       (11.2)        (10.0)
     Gain (loss) on extinguishment of debt .........       (78.4)         76.0
                                                         ---------    ----------
Income (loss) from operations ......................       (98.3)         73.9

Interest expense ...................................       (19.3)        (16.1)
Gain on sale of assets .............................         0.3          --
Income taxes .......................................         2.5          --
                                                         ---------    ----------
Net income (loss) ..................................      (114.7)%        57.8%
                                                         =========    ==========

         NET SALES. Net sales for the three months ended September 30, 2004 were $2.4 million as compared to $3.0 million for the three months ended September 30, 2003, a decrease of $605,000 or approximately 20.1%. The decrease in net sales was primarily due to decreased sales of our commercial and industrial modem products, particularly our Sunrise Series(TM) products, to existing customers. A portion of this overall reduction in net sales is attributable to an approximately three-week period that no revenue was generated due to the move to our new manufacturing facility in August 2004. Sales of our Sunrise Series(TM) products totaled $1.4 million during the three months ended September 30, 2004 as compared to $1.8 million during the three months ended September 30, 2003. We expect that sales of our commercial and industrial modem products will improve, but we do not expect that sales in the foreseeable future will return to the levels of previous quarters. We further expect that sales of wireless products will generally improve.

         COST OF SALES. Cost of sales for the three months ended September 30, 2004 was $1.7 million as compared to $2.0 million for the three months ended September 30, 2003, a decrease of $299,000 or 15.0%. Cost of sales increased as a percentage of sales from 66.1% for the three months ended September 30, 2003 to 70.3% for the three months ended September 30, 2004. The decrease in cost of sales in terms of dollars was primarily due to the decrease in the volume of sales. The increase in cost of sales as a percentage of sales was primarily due to the decreased absorption of manufacturing overhead in our operations resulting from decreased sales, partially offset by a reduction in material costs as a percentage of sales. During the three months ended September 30, 2004, manufacturing overhead was $590,000 as compared to $503,000 during the three months ended September 31, 2003, an increase of $87,000 or 17.3%. We believe that manufacturing overhead will decrease as a result of anticipated cost savings associated with the move of our facilities in August 2004.

         GROSS PROFIT. Gross profit decreased by $306,000, or 30.0%, to $715,000 for the three months ended September 30, 2004 as compared to $1.0 million for the three months ended September 30, 2003. Gross profit decreased as a percentage of net sales to 29.7% for the three months ended September 30, 2004 as compared to 33.9% for the three months ended September 30, 2003. The decrease in gross profit was primarily due to decreased sales, and the decrease in gross profit as a percentage of sales was primarily due to decreased absorption of manufacturing overhead in our operations as described above.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $142,000, or 18.1%, to $925,000, or 38.4% of net sales, for the three months ended September 30, 2004 as compared to $783,000, or 26.0% of net sales, for the three months ended September 30, 2003. The increase in these expenses is due to a $129,000 increase in employee termination costs, a $50,000 increase in insurance expense due to rising premiums, a $27,000 increase in sales travel expenses and associated costs primarily due to our pursuit of the worldwide AMR market, which expenses and costs we anticipate will stabilize at or near their current level for the foreseeable future, a $9,000 non-recurring increase in moving costs to relocate to our new facilities in Irvine, California, and a $6,000 increase in costs related to our compliance with the provisions of the Sarbanes-Oxley Act of 2002. These increases were partially offset by a $66,000 decrease in outside services due to termination of certain consultants. Due to the ongoing cost savings related to our reduction in personnel and termination of certain consultants, together with our move to a smaller and more cost effective facility in August 2004, we expect that selling, general and administrative expenses will decrease substantially during the fourth quarter of 2004.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses decreased by $32,000, or 10.6%, to $269,000 during the three months ended September 30, 2004 from $300,000 during the three months ended September 30, 2003, and increased as a percentage of net sales from 11.2% during the three months ended September 30, 2003 to 10.0% during the three months ended September 30, 2004. This decrease in engineering and product development expenses in terms of dollars was primarily due to a $30,000 decrease in outside services due to the hiring of additional employees, a $19,000 decrease in product certification costs due to the timing of new product introductions, and a $5,000 decrease in depreciation expense due to the full amortization of certain equipment. These decreases were offset by a $16,000 increase in salaries and wages and the associated costs, due to the addition of engineering staff primarily to replace the use of outside engineering services, and a $7,000 increase in insurance expense due to rising premiums. We believe the engineering and product development expenses will increase during future quarters to approximately nine to ten percent of net sales.

         GAIN (LOSS) ON EXTINGUISHMENT OF DEBT. Loss on extinguishment of debt was $1.9 million during the three months ended September 30, 2004 due to the extinguishment of the First Amended Notes and the related deferred offering costs and unamortized valuation amounts for beneficial conversion features, warrant and stock valuations, which loss is non-recurring. During the three months ended September 30, 2003, the gain on extinguishment of debt was $2.3 million and was primarily attributable to our settlement of the Corlund litigation in June 2003 for less than the net carrying value of our obligations, which gain is non-recurring. There was no such gain in 2004. We do not anticipate any additional gains or losses due to extinguishment of debt in the foreseeable future.

         INCOME (LOSS) FROM OPERATIONS. Loss from operations was $2.4 million for the three months ended September 30, 2004 as compared to income from operations of $2.2 million for the three months ended September 30, 2003. Income
(loss) from operations increased as a percentage of net sales from 73.9% for the three months ended September 30, 2003 to (98.3%) for the three months ended September 30, 2004. The decrease in operating income was primarily due to the $1.9 million non-recurring loss on extinguishment of debt in 2004 and the absence of the $2.3 million one time gain on extinguishment of debt in 2003 that resulted from the Corlund litigation. In addition, the reduction of income from operations was unfavorably impacted by the reductions in gross profit and the increase in operating expenses described above.

         INTEREST EXPENSE. Interest expense during the three months ended September 30, 2004 decreased by $23,000, or approximately 4.6%, to $464,000, or 19.3% of net sales, from $486,000, or 16.1% of net sales, during the three months ended September 30, 2003. The decrease in interest expense was primarily attributable to the decrease in interest for related party notes, which were paid in full in January 2004.

         GAIN ON SALE OF ASSETS. In August 2004, we realized a gain of $8,000 on the sale of the PBX system in the vacated Lake Forest facility and the sale of fully reserved inventory associated with a discontinued product line. There was no such gain in 2003.

         INCOME TAXES. Income taxes were nominal in 2003 because we are in a loss carryforward position for federal income tax purposes. In connection with the filing of our Form 10-KSB for the year ended December 31, 2003, we conducted a preliminary analysis and estimated that income taxes would be due for that fiscal year. Based on that estimate, we recorded a $60,000 expense and a corresponding liability of $60,000. Based on subsequent calculations of income tax expense for 2003 that were concluded during the three months ended September 30, 2004, we determined that no income taxes were due. Accordingly, we reversed the expenses and removed the corresponding liability during the three months ended September 30, 2004. At September 30, 2004, the components of our deferred tax assets and liabilities were comprised primarily of the future tax benefit of our net operating loss carryforwards of approximately $18.0 million. The use of the net operating loss carryforwards could be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of our continued losses and uncertainties surrounding therealization of the net operating loss carryforwards, management has determined that the realization of deferred tax assets is not more likely than not. Accordingly, we recorded valuation allowances equal to the net deferred tax asset amounts as of September 30, 2004 and 2003.

         NET INCOME (LOSS). Net loss for the three months ended September 30, 2004 was $2.8 million as compared to net income of $1.7 million, or 57.8% of net sales, for the three months ended September 30, 2003. The net loss was primarily due to the $1.9 million one-time loss on extinguishment of debt in 2004 that resulted from the renegotiation of certain secured notes. Also, we experienced a $306,000 decrease in gross profit and a $142,000 increase in selling, general and administrative expenses that were partially offset by the $32,000 decrease in engineering and product development expenses, the $23,000 decrease in interest expense and the $8,000 gain on sale of assets.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

         The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                           Nine months ended
                                                             September 30,
                                                          2004            2003
                                                        --------        --------
Net sales ......................................         100.0%          100.0%
Cost of sales ..................................         (66.8)          (66.8)
                                                        --------        --------
Gross profit ...................................          33.2            33.2
Operating expenses:
   Selling, general and administrative .........         (34.3)          (26.0)
   Engineering and product development .........         (11.2)          (10.4)
   Gain (loss) on debt extinguishment ..........         (22.9)           43.1

Income (loss) from operations ..................         (35.1)           39.8

Interest expense ...............................         (16.7)          (16.6)
Gain on sale of assets .........................           0.1            --
Income taxes ...................................           0.7            --
                                                        --------        --------
Net income (loss) ..............................         (51.0)%          23.2%
                                                        ========        ========

         NET SALES. Net sales for the nine months ended September 30, 2004 were $8.3 million as compared to $8.7 million for the nine months ended September 30, 2003, a decrease of $486,000, or approximately 5.6%. The decrease in net sales was primarily due to decreased sales of our commercial and industrial modem products offset by a slight increase in sales of our wireless products from 12.3% of net sales in 2003 to 13.3% of net sales in 2004.

         COST OF SALES. Cost of sales for the nine months ended September 30, 2004 was $5.5 million as compared to $5.8 million for the nine months ended September 30, 2003, a decrease of $326,000 or 5.6%. Cost of sales remained consistent as a percentage of net sales from 66.8% for the nine months ended September 30, 2003 and 2004. The decrease in cost of sales in terms of dollars was primarily due to the decrease in net sales and a decrease in material costs as a percentage of net sales partially offset by an increase in manufacturing overhead, which was $1.4 million for the nine months ended September 30, 2004 as compared to $1.3 million during the nine months ended September 30, 2003, an increase of $105,000 or 7.8%. We believe that the manufacturing overhead as a percentage of sales will decrease in the foreseeable future.

         GROSS PROFIT. Gross profit decreased by $159,000, or 5.5%, to $2.7 million for the nine months ended September 30, 2004 as compared to $2.9 million for the nine months ended September 30, 2003. Gross profit remained constant as a percentage of net sales at 33.2% for the nine months ended September 30, 2004 and 2003. The decrease in gross profit in terms of dollars was primarily due to the decrease in net sales and the increase in manufacturing overhead partially offset by the increase in materials cost as a percentage of net sales.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $557,000, or 24.5%, to $2.8 million for the nine months ended September 30, 2004 as compared to $2.3 million for the nine months ended September 30, 2003, and increased as a percentage of net sales to 34.3% for the nine months ended September 30, 2004 from 26.0% for the nine months ended September 30, 2003. The increase in these expenses was due to a $180,000 increase in employee termination costs, a $125,000 increase in insurance expense due to rising premiums, a $116,000 increase in salaries and wages and the associated costs, which increase was primarily due to an increase in annual compensation to employees, a $87,000 increase in sales travel expenses and associated costs primarily due to our pursuit of the worldwide AMR market, a $31,000 increase in costs related to our compliance with the provisions of the Sarbanes-Oxley Act of 2002, and an increase of $15,000 in bank fees and accounts receivable collection fees. Due to the ongoing cost savings related to our reduction in personnel and termination of certain consultants, together with our move to a smaller and more cost effective facility in August 2004, we expect that selling, general and administrative expenses will decrease substantially during the fourth quarter of 2004.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses increased by $12,000, or 1.3%, to $922,000 during the nine months ended September 30, 2004 from $910,000 during the nine months ended September 30, 2003, and increased as a percentage of net sales from 10.4% during the nine months ended September 30, 2003 to 11.2% during the nine months ended September 30, 2003. This increase in engineering and product development expenses was primarily due to a $105,000 increase in salaries and wages and associated costs, due to the addition of engineering staff primarily to replace the use of outside engineering services, a $13,000 increase in insurance expense due to rising premiums, which were offset by a $42,000 decrease in rent expense due to the closing of the Florida facility in May 2003, a reduction of $29,000 for product certification costs due to the timing of new product introductions, a $14,000 decrease in depreciation expense due to the full amortization of certain equipment, a $10,000 decrease in travel expenses and associated costs and a $9,000 decrease in telephone expenses. We believe engineering and product development expenses will increase in future periods to approximately nine to ten percent of net sales.

         GAIN (LOSS) ON EXTINGUISHMENT OF DEBT. Loss on extinguishment of debt was $1.9 million during the nine months ended September 30, 2004 due to the extinguishment of the First Amended Notes and the related debt offering costs and unamortized valuation amounts for beneficial conversion features, warrant and stock valuations, which loss is non-recurring. During the nine months ended September 30, 2003, the gain on extinguishment of debt was $3.8 million and was primarily attributable to our settlement of the Corlund litigation in June 2003 for less than the net carrying value of our obligations, which gain is non-recurring. There was no such gain in 2004. We do not anticipate any gains or losses due to extinguishment of debt in the foreseeable future.

         INCOME (LOSS) FROM OPERATIONS. Loss from operations was $2.9 million for the nine months ended September 30, 2004 as compared to income from operations of $3.5 million for the nine months ended September 30, 2003 a decrease of $6.4 million. Income (loss) from operations decreased as a percentage of net sales from 39.8% for the nine months ended September 30, 2003 to (35.1%) for the nine months ended September 30, 2004. The decrease in operating profit was primarily due the $1.9 million non-recurring loss on extinguishment of debt in 2004 and the absence of the $3.8 million one time gain on extinguishment of debt in 2003 that resulted from the settlement of the Corlund litigation. In addition, the reduction of income from operations was unfavorably impacted by the increase in operating expenses described above and the reductions in gross profit.

         INTEREST EXPENSE. Interest expense during the nine months ended September 30, 2004 decreased by $80,000, or approximately 5.5%, to $1.4 million, or 16.7% of net sales, from $1.5 million, or 16.6% of net sales, during the nine months ended September 30, 2003. The decrease in interest expense primarily was attributable to the decrease in interest for related party notes, which were paid in full in January 2004.

         GAIN ON SALE OF ASSETS. In August 2004, we realized a gain of $8,000 on the sale of the PBX system in the vacated Lake Forest facility and the sale of fully reserved inventory associated with a discontinued product line. There was no such gain in 2003.

         INCOME TAXES. Income taxes were nominal in both respective periods because we are in a loss carryforward position for federal income tax purposes. In connection with the filing of our Form 10-KSB for the year ended December 31, 2003, we conducted a preliminary analysis and estimated that income taxes would be due for that fiscal year. Based on that estimate, we recorded a $60,000 expense and a corresponding liability of $60,000. Based on subsequent calculations of income tax expense for 2003 that were concluded during the three months ended September 30, 2004, we determined that no income taxes were due. Accordingly, we reversed the expenses and removed the corresponding liability during the three months ended September 30, 2004. At September 30, 2004 and 2003, the components of our deferred tax assets and liabilities were comprised primarily of the future tax benefit of our net operating loss carryforwards of approximately $18.0 million. The use of the net operating loss carryforwards could be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of our continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of deferred tax assets is not more likely than not. Accordingly, we recorded valuation allowances equal to the net deferred tax asset amounts as of September 30, 2004 and 2003.

         NET INCOME (LOSS). Net loss for the nine months ended September 30, 2004 was $4.2 million, or 51.0% of net sales, as compared to net income of $2.0 million, or 23.2% of net sales, for the nine months ended September 30, 2003. The net loss was primarily due to the $1.9 million one-time loss on extinguishment of debt in 2004 that resulted from the renegotiation of certain secured notes. Also, we experienced a $159,000 decrease in gross profit, $557,000 increase in selling, general and administrative expenses, and the $12,000 increase in engineering and product development expenses, which were offset by a $80,000 decrease in interest expense and $8,000 gain on sale of assets. Of the total net loss of $4.2 million, $3.1 million is non-cash, of which $3.0 million is non-recurring.

LIQUIDITY AND CAPITAL RESOURCES

         We finance our operations and capital expenditures primarily through product sales, deposits from customers and letters of credit.

         As of September 30, 2004, we had working capital of $3.0 million, including $1.3 million in net accounts receivable. In addition, at that date, we had promissory notes in the aggregate amount of $4.5 million and an approximately $2.0 million unresolved deposit from a significant customer.

         Net cash used in our operating activities amounted to $1.1 million during the nine months ended September 30, 2004, which was an increase of $4.8 million from the $3.7 million that we generated during the nine months ended September 30, 2003. This was primarily due to changes in assets and liabilities, which was a function of a decrease of a $2.0 million customer deposit received, a decrease in accounts receivable of $193,000, an increase in inventory of $851,000, a decrease in prepaid expenses of $184,000 and an increase in accounts payable and accrued expenses of $426,000. The aggregate increased investment in inventory of $851,000 resulted from three major factors including (i) our requirement to purchase inventory earlier than needed from UPS Capital, which completes our obligations under our settlement agreement with them, (ii) our decision to build shelf stock of our higher volume modem products in order to better service our customers, and (iii) the need to purchase long-term quantities of custom chips that were being discontinued. We expect that inventories will continue to decrease in subsequent quarters. The decrease in accounts receivable was primarily due to decreased net sales. While we expect that the amount of accounts receivable will fluctuate based on the timing of sales, we expect our ratio of overall investment in accounts receivable as compared to revenue will remain constant as compared to 2003. The increase in accounts payable and accrued expenses resulted from improved credit relations with our vendors.

         As of November 12, 2004, we had $3.1 million in backlog orders for our products. Approximately $1.5 million of this amount is deliverable in the next 90 days and is considered by management, based on historical experience, unlikely to be cancelled or changed in any significant amount. This $1.5 million represents approximately seven weeks of sales volume. The total backlog of $3.1 million is made up of approximately $1.3 million of products deliverable in 2004, approximately $1.3 million of products deliverable in 2005 and approximately $500,000 of products deliverable after 2005. These orders were due in large part to our Sunrise SeriesTM products.

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

         Net cash used in investing activities amounted to $145,000 during the nine months ended September 30, 2004. This was attributable to $57,000 in leasehold improvements for our new manufacturing facility, $49,000 for a new telephone system, $19,000 for new computer equipment, $11,000 for a new forklift and $9,000 for new furniture and fixtures.

         Net cash used in financing activities amounted to $625,000 during the nine months ended September 30, 2004. This was primarily attributable to the net repayments of debt in the aggregate amount of $1.9 million, and $21,000 in debt offering costs that were partially offset by the proceeds of notes payable in an aggregate of $1.1 million and the exercise of warrants aggregating $125,000.

         The following table outlines payments due under our significant contractual obligations over the next five years, exclusive of interest:

                                                     Payments Due by Period
    Contractual               ---------------------------------------------------------------------------
   Obligations At                            Less than         1 - 3          4 - 5          After 5
 SEPTEMBER 30, 2004              Total         1 year          Years          Years           Years
 ------------------           -----------    -----------    -----------    -----------    ---------------
Long-Term Debt                $4,514,552     $  660,702     $3,853,850     $       --     $           --

Capital Lease Obligations          3,866          3,866             --             --                 --
Operating Leases                 878,696        151,184        350,196        377,316                 --

Unconditional Purchase
Obligations                      608,634        270,022        338,612             --                 --
                              -----------    -----------    -----------    -----------    ---------------
Total Contractual Cash
Obligations                   $6,005,748     $1,085,774     $4,542,658     $  377,316     $           --
                              ===========    ===========    ===========    ===========    ===============

         The above table outlines our obligations as of September 30, 2004 and does not reflect any changes in our obligations that occurred after that date.

         Our condensed consolidated financial statements as of and for the interim periods ended September 30, 2004 and 2003 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this quarterly report and in Note 2 to those condensed consolidated financial statements, excluding the gain on extinguishment of debt, we have suffered recurring losses from operations, we have limited cash resources, an accumulated deficit and a large unresolved deposit from a significant customer. These factors, among others, raised substantial doubt about our ability to continue as a going concern and led our independent registered public accounting firm to include an explanatory paragraph in their reports to our consolidated financial statements for 2003 and 2002 related to our ability to continue as a going concern. The condensed consolidated financial statements included in this quarterly report do not include any adjustments that might result from the outcome of this uncertainty.

         Effective March 1, 2003, we entered into modification agreements with the holders of our secured convertible notes that were issued in 2002. These First Amended Notes were further amended and restated effective September 30, 2004 with the issuance of our Second Amended Notes. In an effort to improve our cash flow we have renegotiated $4.4 million of principal and interest due under secured notes and $127,000 of accounts payable due to directors described in
Note 9 to our financial statements. Under the arrangement, we realized a reduction of $732,000 in the amount of principal and interest due under secured notes in exchange for the issuance of shares of our common stock and warrants to purchase shares of our common stock. Under the terms of the Second Amended Notes, there are no principal payments due until maturity at March 31, 2007. In addition, we have been relieved from making interest payments through September 30, 2005 under the $2.9 million of Second Amended Notes issued pursuant to the arrangement, and obtained an extension of the due date on that indebtedness to March 31, 2007. The interest rate on that indebtedness was reduced from 9% per annum to 6% per annum. The other $700,000 of secured debt was that carried an interest rate of 16% per annum was repaid from the proceeds of our 3.5% unsecured note offering that closed effective September 30, 2004. The $927,000 in 3.5% unsecured notes is payable in full at maturity of March 31, 2006.

         The restructuring of our First Amended Notes will have a significant positive impact on our cash flow as described in the following table:

                                    Nine Months Ended   Twelve Months Ending   Twelve Months Ending
                                       September 30,        December 31,           December 31,
                                           2004                 2004                   2005
                                        -----------         -----------             -----------
Contractual payments pursuant to
   First Amended Notes                  $1,051,300          $1,344,969              $  969,098
Contractual payments pursuant to
   Second Amended Notes                 $  561,665          $  561,665              $   43,900
                                        -----------         -----------             -----------
Cash flow benefit                       $  489,635          $  783,304              $  925,198
                                        ===========         ===========             ===========

         The combined cash flow benefit of the Second Amended Notes as shown in the above table and the repayment of the $700,000 of secured debt that carried an interest rate of 16% per annum through the issuance of the 3.3% unsecured notes was $1,416,804 for the nine months ended September 30, 2004 and will be $1,710,473 and $925,128 for the twelve months ending December 31, 2004 and December 31, 2005, respectively.

         In September 2004, we issued $300,000 of our Bridge Loans that carry an interest rate of 26.0% per annum with principal and accrued interest due and payable at maturity on December 20, 2004. We are in the process of negotiating an extension of the maturity date of the Bridge Loans.

          We have taken actions in an effort to become profitable and to improve cash flow from operations in the future. In August 2004, we relocated to a new corporate and manufacturing facility, which we expect will yield cost savings of approximately $44,000 per quarter. We have also reduced personnel costs and eliminated certain consulting expenses. We expect that the replacement of our First Amended Notes with the Second Amended Notes, together with our reduction in expense levels associated with reductions in personnel and the elimination of certain consultants, and move to a smaller and more cost effective facility, will improve our ability to attract a senior lender in 2005.

         We have also introduced several new products, which we expect will provide new revenue opportunities during 2005. All of the new products will be marketed through our existing distribution channels.

          During 2003, we introduced our new digital AMR products and successfully completed a major installation with a public utility. While installations with other utility companies have not met our expectations during the nine months ended September 30, 2004, we are in the advanced testing stage with several utility companies in which the products are performing to specifications. We believe that we are in a strong position with many of these utility companies, and that we may have an opportunity to commence installations of our new digital AMR products with other utility companies by the end of 2004. During the nine months ended September 30, 2004, we introduced several variations of these digital models as well as a product for retrofitting existing analog AMR units to convert their signal to a digital format. We have also introduced several new products to round out our line of commercial and industrial modems in the low to mid price range. Our decrease in revenue of $605,000 for the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003 was primarily due to reduced sales of our commercial and industrial modems products. We also have completed the development of a DS-3 model to round out the features capability of our microwave product line. We believe that shipments of the DS-3 model will increase during 2005.

         Although there can be no assurance of the success of these actions, we believe that implementation of these actions and plans will result in reduced cost structures and improved operating efficiencies so that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, will be adequate to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months, except for any demands we may receive in connection with a large unresolved deposit from a significant customer. If demand for payment is made by that customer, we believe that we will need additional financing to satisfy the payment demand. If our capital requirements or cash flow vary materially from our current projections or if unforeseen circumstances occur, additional financing may also be required to fund operations and repay debt. Our failure to raise capital, if needed, could impair our ability to continue as a going concern, restrict growth, limit development of new products or hinder our ability to compete.

         We believe that securing a working capital credit facility would be beneficial to us. Accordingly, we intend to seek such a credit facility during 2005. Currently, we do not have any commitments for a credit facility and we cannot provide any assurance that we will be successful in obtaining this type of financing.

         The Second Amended Notes contain the grant of a continuing security interest in all of our inventory, and some of our other outstanding promissory notes contain the grant of a security interest in substantially all of our assets. All of these provisions will restrict our ability to obtain debt and/or equity financing. In addition, the effects of ongoing military actions against terrorists may cause prolonged declines in global economic conditions and investor confidence in and accessibility to capital markets. Further, because our common stock is not listed on a national securities exchange, the ability of any potential or future investors to achieve liquidity from our common stock is limited, which could inhibit, if not preclude, our ability to raise additional working capital on a timely basis, in sufficient amounts or on terms acceptable to us.

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

         We have incurred net losses since our inception, with the exception of the fiscal year ended March 31, 1998, in which we realized nominal net income of $94,000, and the fiscal year ended December 31, 2003, in which we reported a net income of approximately $564,000. However, net income for the fiscal year ended December 31, 2003 included a $3.8 million gain on extinguishment of debt related to the Corlund litigation settlement. We do not expect to realize gains similar to the one attributable to the Corlund settlement in future periods. For the nine months ended September 30, 2004, we reported a net loss of approximately $4.2 million, as compared to a net income of $2.0 million for the nine months ended September 30, 2003. Our accumulated deficit through September 30, 2004 was approximately $40.5 million, and as of that date we had a total shareholders' deficit of $457,000, and working capital of $3.0 million. We cannot assure you that we will attain profitable operations in the future.

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

         During 2003, we received a customer deposit of approximately $2 million for which we have no records of amounts due and payable, nor records of confirmed orders for the delivery of product to this customer. As of the date of this report, we do not have sufficient cash to repay the deposit in full if the customer were to seek repayment. Accordingly, if such a demand were made, we would be required to seek significant financing to meet this requirement. We may not be able to obtain the financing needed to respond to a payment demand or, if available, this financing may not be on terms favorable or acceptable to us. Because this customer is one of our significant customers, any failure to secure this financing could adversely affect our relationship with the customer and our business, prospects, financial condition, results of operation and cash flows.

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

         Historically, we have derived a significant portion of our revenues from a relatively limited number of customers. During the nine months ended September 30, 2004, Data Connect Enterprises accounted for approximately 29.6% of our consolidated net sales. Although our current business strategy involves the use of multiple customers for our products, we cannot assure you that a limited number of large customers will not continue to account for the majority of our revenues. If this occurs, the loss of any one or more of our major customers would likely adversely affect our business, prospects, financial condition, results of operations and cash flows unless and until we were able to replace that customer.

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

         As of November 12, 2004, we had approximately $3.1 million in backlog orders for our products. Approximately $1.5 million of this amount is deliverable in 90 days and represents approximately seven weeks of sales volume. These orders were due in large part to our Sunrise SeriesTM products. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. The typical duration from receipt of a purchase order or other purchase commitment to shipment of the products ordered to the customer ranges from three to ten weeks depending upon the product mix and the size of the order. However, we cannot assure you that we will be successful in fulfilling orders and commitments in a timely fashion or that we will ultimately recognize as revenue the amounts reflected as backlog.

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

         WE RELY HEAVILY ON OUR MANAGEMENT AND BOARD OF DIRECTORS, AND THE LOSS OF THEIR SERVICES COULD ADVERSELY AFFECT OUR BUSINESS.

         Our success is highly dependent upon the continued services of key members of our management and board of directors, including our Chairman of the Board, Gary Arnold, and our Chief Executive Officer, President and Chief Financial Officer, David L. Stone. The loss of Mr. Arnold, Mr. Stone or one or more other key members of our management or board of directors could adversely affect us because each of these individuals has experience and skills upon which we draw heavily in our day-to-day operations and/or strategic planning activities. We do not maintain key-man life insurance policies on any member of management. Mr. Arnold is not an employee of Telenetics. We do not have an employment contract with Mr. Stone.

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

         The stock market as a whole and individual stocks historically have experienced extreme price and volume fluctuations, which often have been unrelated to the performance of the related corporations. During the quarter ended September 30, 2004, the high and low closing sale prices of our common stock were $0.18 and $0.07, respectively. The market price of our common stock may exhibit significant fluctuations in the future in response to various factors, many of which are beyond our control and which include:

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

ITEM 3.  CONTROLS AND PROCEDURES.

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) has concluded, based on his evaluation as of September 30, 2004, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended September 30, 2004, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

          (a)     Recent Sales of Unregistered Securities
                  ---------------------------------------

         Effective September 30, 2004, we issued equity and debt securities to accredited investors in a private placement transaction in connection with the issuance of the Second Amended Notes and the Unsecured Notes. See Note 9 to our financial statements contained in Item 1 of this report.

          (b)     Dividends
                  ---------

         We have never paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We are restricted from paying dividends on our common stock under state law as a result of our accumulated deficit as of September 30, 2004. We are also restricted from paying dividends on our common stock, under the terms of certain of our promissory notes. We currently anticipate that we will retain any earnings for use in the continued development of our business.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

              Not applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) We held our 2004 annual meeting of shareholders on August 26, 2004. As of the close of business on June 30, 2004, the record date for the meeting, we had outstanding 50,372,386 shares of common stock. A total of 43,201,446 shares of common stock were represented in person or by proxy at the meeting and constituted a quorum.

         (b) Management's nominees for election as directors were Michael N. Taglich, Gary P. Arnold, David B. Parshall, Robert Schroeder, and William C. Kosoff, each of whom was an incumbent director. Each of those nominees was elected as a director at the meeting. Subsequent to the meeting, on October 4, 2004, Mr. Taglich resigned from his position on the board of directors and was replaced by Carlos P. Salas.

         (c) (i) Proposal 1: To elect five nominees to the board of directors:

             NOMINEE                    FOR           WITHHOLD AUTHORITY
             -------                    ---           ------------------

        Michael N. Taglich          42,922,692             278,754
        Gary P. Arnold              42,987,267             219,179
        David B. Parshall           42,996,467             204,979
        Robert Schroeder            43,007,167             194,279
        William C. Kosoff           43,006,217             195,229

         (c) (ii)  Proposal 2: To ratify the appointment of Haskell & White
LLP as the independent registered public accounting firm to audit the financial statements of Telenetics for the year ending December 31, 2004.

          For:                             43,014,393
          Against:                            155,897
          Abstention:                          35,200
          Broker non-votes:                         0

          (d) Not applicable.

ITEM 5.       OTHER INFORMATION.

              Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   Exhibit
   NUMBER      DESCRIPTION
   ------      -----------

     10.1 Amendment No. 1 to Amended and Restated Note and Warrant Purchase Agreement and Amended and Restated Registration Rights Agreement dated as of September 30, 2004 by and between Telenetics Corporation and the Purchasers named in Exhibit A thereto ("Amendment No. 1") (1)
     10.2 Form of Second Amended and Restated Secured Promissory Note due March 31, 2007, made as of September 30, 2004 by Telenetics Corporation in favor of Purchasers named in Exhibit A to Amendment No. 1 (1)
     10.3 Form of Common Stock Purchase Warrant dated as of September 30, 2004 issued by Telenetics Corporation in favor of Purchasers named in Exhibit A to Amendment No. 1 (1)
     10.4 Form of Offer Letter Regarding Proposed Offering of Unsecured Promissory Notes, Common Stock and Warrants, dated September 28, 2004, between Telenetics Corporation and each of Dolphin Offshore Partners, L.P. ($800,000.00), Michael N. Taglich ($70,624.67), Gary P. Arnold ($12,500.00), Robert Schroeder
              ($23,419.33) and David Parshall ($20,624.67) ("Offer Letter")
              (1)
     10.5 Form of 3.5% Unsecured Promissory Note due March 31, 2006, dated as of September 30, 2004 made by Telenetics Corporation in favor of each of the parties to an Offer Letter (1)
     10.6 Form of Common Stock Purchase Warrant dated as of September 30, 2004 issued by Telenetics Corporation in favor of each of the parties to an Offer Letter (1)
     10.7 Form of Promissory Note Due December 20, 2004 made by Telenetics Corporation in favor of Dolphin Direct Equity Partners, L.P. ($150,000 principal balance, dated September 29, 2004), Michael N. Taglich ($75,000 principal balance, dated September 17, 2004), and Robert Taglich ($75,000 principal balance, dated September 17, 2004) (2)
     31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002
     32 Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002 .........
----------

(1) Filed on October 5, 2004 as exhibits to our Form 8-K for September 30, 2004 and incorporated herein by reference.

(2) Filed on November 15, 2004 as exhibits to our Form 8-K for September 17, 2004 and incorporated herein by reference.

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